Form 10QSB
period 1995-03-31
INLAND RESOURCES INC
filed 1995-05-15
CIK 717754

SECURITIES AND EXCHANGE
                     COMMISSION
                   Washington, D.C.
                 20549 FORM 10-QSB



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                              OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ___________ to ___________
               Commission file number    0-16487


                       Inland Resources Inc.
          (Exact name of small business issuer as
               specified in its charter)


                   Washington           91-1307042
          (State of incorporation or organization)
          (IRS Employer Identification No.)


          475 17th Street, Suite 1500, Denver, Colorado 80202
          (Address of principal executive offices)   (ZIP Code)

          Issuer's telephone number, including area code:
          (303) 292-0900


___________________________________________________________
(Former name, address and fiscal year, if changed, since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   xx    No
Number of shares of common stock, par value $.001 per share,
outstanding as of May 1, 1995:   28,927,999

                PART 1.  FINANCIAL INFORMATION

                     INLAND RESOURCES INC.
                  CONSOLIDATED BALANCE SHEETS
             March 31, 1995 and December 31, 1994
                                    March 31,    December 31,
                                      1995           1994
           ASSETS                  (Unaudited)
Current assets:
  Cash and cash equivalents         $ 663,556  $  1,691,156
  Restricted cash                     342,636       160,658
  Accounts receivable                 657,482       902,959
  Inventory                           979,148       835,691
  Department of Energy contract       315,385       650,147
  Prepaid expenses                    593,658       379,622
     Total current assets           3,551,865     4,620,233
Property and equipment, at cost:
 Oil and gas properties
   (successful efforts method)     12,872,524    11,884,625
 Gas and water transportation
   facilities                         647,833       646,507
 Accumulated depletion,
   depreciation and amortization     (712,005)     (489,840)
                                   12,808,352     12,041,292
 Other property and equipment, net    377,220        376,128
       Total assets              $ 16,737,437    $17,037,653

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued
   expenses                        $1,726,888    $ 2,407,179
 Current portion of long-term debt  2,366,500      1,965,157
 Property reclamation costs,
   short-term                         300,000        300,000
       Total current liabilities    4,393,388      4,672,336

Long-term debt                      2,803,996      2,157,842
Property reclamation costs,
  long-term                           225,036        283,670

Stockholders' equity:
  Preferred Class A stock, par
value $.001; 20,000,000 shares
authorized, 106,850 shares of
Series A issued and outstanding;
liquidation preference of $5,342,500      107            107
  Additional paid-in capital
- - preferred                         3,672,861      3,672,861
  Common stock, par value $.001;
100,000,000 shares authorized;
issued and outstanding 28,927,999      28,928         28,928
Additional paid-in capital
- - common                           13,168,591     13,168,591
Accumulated deficit                (7,555,470)    (6,946,682)
      Total stockholders' equity    9,315,017      9,923,805
      Total liabilities and
       stockholders' equity      $ 16,737,437   $ 17,037,653
                  The accompanying notes are an integral
                     part of the financial statements

                     INLAND RESOURCES INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three-month periods ended
                    March 31, 1995 and 1994
                           (Unaudited)

                                        1995           1994
Sales of oil and gas                 $ 552,956      $ 184,236

Operating expenses:
 Lease operating expenses              387,366        176,765
 Production taxes                       51,104         19,485
 Exploration                            11,927
 Depletion, depreciation and
   amortization                        253,665         63,219
 General and administrative            306,431        197,039
    Total operating expenses         1,010,493        456,508

Operating loss                        (457,537)      (272,272)
Interest expense                      (175,906)
Other income, net                       24,655          1,582

Net loss                            $ (608,788)     $(270,690)



Net loss per share                      $ (.02)        $ (.02)

Weighted average common shares
  outstanding                       28,927,999     14,124,221

Dividends per share                    NONE           NONE



















                  The accompanying notes are an integral
                     part of the financial statements

                   INLAND RESOURCES INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three-month periods ended
                  March 31, 1995 and 1994
                        (Unaudited)


                                         1995         1994
Cash flows from operating activities:
 Net loss                            $ (608,788)   $(270,690)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Net cash used by discontinued
     operations                         (58,634)     (38,913)
    Depletion, depreciation and
     amortization                        253,665      63,219
    Effect of changes in current
     assets and liabilities:
       Accounts receivable               580,239      29,462
       Inventory                        (143,457)
       Other current assets             (214,036)     (5,190)
       Accounts payable and accrued
        expenses                         (592,791)    23,977
Net cash used by operating activities    (783,802)  (198,135)

Cash flows from investing activities:
  Development expenditures and
   equipment purchases                 (1,021,817)   (27,061)
  Change in restricted cash             (181,978)
  Net cash provided by discontinued
   operations                                        220,363
Net cash provided (used) by investing
 activities                            (1,203,795)   193,302

Cash flows from financing activities:
  Proceeds from issuance of common stock             400,000
  Proceeds from long-term debt          1,000,000
  Payments of long-term debt              (40,003)
Net cash provided by financing
  activities                              959,997    400,000

Net increase (decrease) in cash
  and cash equivalents                 (1,027,600)   395,167
Cash and cash equivalents at
  beginning of period                   1,691,156    302,608

Cash and cash equivalents at end
  of period                             $ 663,556  $ 697,775

Noncash financing activity:
  Issuance of note payable for
   consulting services                   $ 87,500


                The accompanying notes are an integral part
                     of the financial statements

                      INLAND RESOURCES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY ORGANIZATION:
 Inland Resources Inc. (the "Company") was incorporated on August 12, 1985 in the State of Washington for the purpose of acquiring, exploring and developing interests in mining properties. In 1987 the Company developed a leased property (the "Toiyabe Mine") and began production of gold and silver. Operations at the Toiyabe Mine have included open-pit mining, crushing, agglomerations, heap leaching and gold and silver recovery processes. Currently, the Company's mining operations are limited to the final detoxification, reclamation and closure of the Toiyabe
 Mine in compliance with Nevada and federal laws.

 Effective March 1, 1993, the Company acquired an undivided
 50% interest in 36,860 net acres of oil and gas leases in the Uinta Basin located in Duchesne County Utah, and an undivided 50% interest in various tangible oil and gas assets (collectively called the "Duchesne
 County Fields"). Accordingly, the Company's business emphasis changed from precious metals mining to oil and gas development and production.

 Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax Exploration Company ("Lomax"). Lomax is also engaged primarily in oil and gas development and production activities in the Uinta Basin area of Northeastern Utah.
 The acquisition was accounted for as a purchase, therefore, the net assets and results of operations of Lomax are included in the Company's consolidated financial statements from the acquisition date forward. Lomax operates as a wholly-owned subsidiary of the Company.

2.    BASIS OF PRESENTATION:
 The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

3.RECLASSIFICATIONS:

 Certain amounts for 1994 have been reclassified to conform with the 1995 financial statement presentation.
 The reclassifications had no impact on net loss or the accumulated deficit.

                PART 1. FINANCIAL INFORMATION (Continued)

                INLAND RESOURCES INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT:

 The Company is in violation of the minimum net cash
 flow covenant within the Inland Loan Agreement. Waivers regarding compliance with this covenant have been received covering the period through June 30, 1995. Before that date, the Company intends to renegotiate the amount of minimum net cash flows required to be generated from the Duchesne County Fields based on the current 1995 operating plan. If Joint Energy Development Investments Limited Partnership ("JEDI") is unwilling to renegotiate the minimum net cash flow requirement, the Company has
 the option to cure its current default by transferring $191,000 from the unrestricted operating account into the restricted operating account.  The Company also
 has the option to cure any future minimum net cash
 flow deficits by making similar transfers. In addition, borrowings under the Inland Loan Agreement are due and payable on December 31, 1995. If the Company is
 unable to repay the borrowings when due or should the Company remain in violation of covenants, it is possible that JEDI could foreclose on the Duchesne County
 Fields. While the Company considers this course of
 action unlikely, the impact would not be significant to current company-wide operations since the Inland Loan Agreement is nonrecourse to other assets of the
 Company. Also, Inland does not operate the Duchesne County Fields and the property does not currently generate any unrestricted operating cash for the Company. See an expanded discussion of the Inland Loan Agreement within the "Liquidity and Capital Resources" section of Management's Discussion and Analysis or Plan of Operation.
               PART 1. FINANCIAL INFORMATION (Continued)

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ITEM 2. Management's Discussion and Analysis or Plan of Operation:

GENERAL:

Upon the acquisition of the Duchesne County Fields in March 1993, Inland's mining operations were limited to final detoxification, reclamation and closure of the Toiyabe
Mine, and Inland's business emphasis was shifted to its current business of oil and gas development and production. Effective February 1, 1994, Evertson sold its remaining 50% undivided interest and assigned its option for 2,008,894 shares of Inland Common Stock to Petroglyph Gas Partners,
L.P. ("PGP"). As a result, Inland will now jointly develop the Duchesne County Fields with PGP.

Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax. Lomax is also engaged primarily in oil and gas development and production activities in the Uinta Basin area of Northeastern, Utah. At the acquisition date, Lomax owned varying working interests in 62 wells of which the majority were operated and located adjacent to the Company's properties. Lomax's property interest included 8,508 net acres of oil and gas leases in Utah and 8,847 net acres of mostly undeveloped leasehold in Wyoming. The Lomax acquisition was accounted for as a purchase, therefore, the net assets and results of operations of Lomax are included in the Company's consolidated financial statements from the acquisition date forward. Lomax operates as a wholly-owned subsidiary of the Company.

Inland's strategy for achieving profitability is to increase oil and gas reserves and production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. Increased production levels are expected to increase operational efficiencies at the field level which in turn should have a positive impact on the Company's equivalent per barrel lifting costs. In addition, general and administrative costs should continue to decrease in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. The Company also has protected the price it receives for a portion of its oil production by entering into hedging arrangements.
The ultimate success of the Company's plan to achieve profitability is primarily dependent on locating and purchasing properties on terms acceptable to the Company, continuing to secure sufficient capital to acquire target properties and conduct extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company does not generally intend to pursue exploratory drilling in undeveloped oil and gas properties due to the industry's relatively high historical failure rate relating to exploratory drilling and the resulting higher associated finding costs. However, from time to time the Company may for various reasons determine to drill exploratory wells in certain areas considered strategic by the Company.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1995 and 1994:

Continuing Operations:

The Company acquired Lomax effective September 21,
1994. Accordingly, the results of operations for the first quarter of 1995 includes three months of consolidated activity, while the results of operations for the first quarter of 1994 does not include any Lomax activity.

Sales during the first quarter of 1995 exceeded the previous year first quarter by $369,000 due to the Lomax sales and development drilling in the Duchesne County Fields. A total of five wells were completed and put on production in the Duchesne County Fields during the period from November 1994 to January 1995. Monthly consolidated sales volumes increased to an average of 9,600 Bbl of oil and 13,400
Mcf of natural gas in the first quarter of 1995 from 2,500 Bbl and 14,000 Mcf in 1994. In addition, the average price received for oil production increased from approximately $14.00 Bbl during 1994 to approximately $17.09 Bbl during 1995. Natural gas prices fell from an average price of $2.00 Mcf in 1994 to approximately $1.50 Mcf during 1995.

Lease operating expenses increased $211,000 between periods primarily due to the Lomax operations in 1995. Lease operating expense per barrel of oil equivalent ("BOE") decreased from $12.27 for the year ended December 31, 1994 to $10.90 for the three month period ended March 31, 1995.
The Company's policy is to expense the costs of water injection operations during the start-up phase of secondary recovery water flood operations. These expenses include the costs of purchasing water and operating water source wells, water injection wells and water injection stations. As a result of this policy, the Antelope Creek Field (a start-up water flood operation in 1994) had operating costs in excess of $14.00 per BOE during 1994 and continued high operating costs during the first quarter of 1995, while the operating costs for the first water flood unit within the Lomax properties (a mature water flood operation) (the "Monument Butte Unit") were less than $5.00 per BOE. The decrease in lifting costs per BOE in mature water floods is attributable to increased production rather than decreased operating costs. The Company considers the Monument Butte Unit to be the only mature water flood in which the Company has an interest at March 31, 1995.

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The increase in production taxes and depletion, depreciation and amortization between periods is consistent with the increased sales volumes in 1995.

Exploration expense in 1995 primarily represents the Company's share of costs to retain unproved acreage and costs related to uneconomic wells.

General and administrative expenses increased approximately $109,000 or 56% between periods. Comparing the 56% general and administrative increase to the sales increase of 200% provides support for the administrative economies gained through the Lomax merger. The majority of the general and administrative increase is related to salaries, payroll taxes and employee benefits as the Company's employee base grew from five employees at March 31, 1994 to twenty-two employees at March 31, 1995. The increase in employees was required since the Company became an operator of properties through the merger with Lomax and to prepare for the 1995 drilling program. The remaining increase is associated with the cost of operating with a larger employee base such as additional travel, meals and supplies expense. In addition, Inland increased the size of its office space in May 1994 and incurred additional rent expense.

Interest expense represents the financing cost of borrowings in 1995 under the Inland Loan Agreement, Lomax Loan Agreement and other debt assumed during the merger with Lomax. No debt existed during the first quarter of 1994.

Other income in 1995 primarily represents interest earned on the investment of surplus cash balances and certain trading income.

Discontinued Operations:

The Company considers all mining activities to be discontinued operations. During the first quarter of 1994, the Company sold an undeveloped mining property for approximately $222,500. Since March 1994, the Company's only mining activity has been the Toiyabe Mine. Reclamation activities at the Toiyabe Mine during 1994 concentrated on the detoxification of leach pad #1 which, based on sampling results, appears to be within the toxicity guidelines as established in the approved reclamation plans. The focus of reclamation activities in 1995 will be the detoxification of leach pad #2 using fresh water obtained from Spring precipitation and snow melt.

During the first quarter of 1994, the Company incurred net reclamation costs of $22,300 at the Toiyabe Mine. The net cost was comprised of $60,300 of reclamation expense offset by $38,000 of gross profit from the sale of incidental mineral recoveries during the reclamation process. During the first quarter of 1995, the Company incurred $58,700 of reclamation expense and did not sell any minerals. In each year, the net reclamation cost was charged against the reclamation reserve

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

and, therefore, did not impact the Consolidated Statement of Operations. Based on factors presently known or anticipated, the Company believes that the reclamation reserve of $525,000 at March 31, 1995 will be sufficient to fully reclaim the Toiyabe Mine in compliance with established environmental standards.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 1995, the Company's unrestricted cash and cash equivalents decreased $1,028,000 to $664,000. The significant events providing cash flows were (1) net cash flows from oil and gas properties of $114,000 for the quarter and (2) receipt of $335,000 under the contract with the Department of Energy. The primary uses of cash flows during the first quarter of 1995 were (1) reclamation activities at the Toiyabe Mine site of $59,000, (2)
principal payments on long term debt of $40,000, (3) payment of general and administrative expenses of $306,000,
(4) the reduction of outstanding accounts payable and accrued expenses of $593,000, (5) the payment of interest expense of $176,000 and (6) net changes in other current assets and liabilities and other items of $303,000. The Company also borrowed a total of $1,000,000 under the Inland and Lomax Loan Agreements and further developed the Duchesne
County Fields and Lomax properties.

On August 24, 1994, the Company entered into a Loan
Agreement with JEDI, an affiliate of Enron Corp., to provide nonrecourse financing for the development of the Duchesne County Fields (the "Inland Loan Agreement"), and on September 21, 1994, the Company entered into a separate Loan Agreement with JEDI to provide financing for the development of the Lomax oil and gas properties (the "Lomax Loan Agreement"). The production loan portion of each facility includes the initial $1.5 million of borrowings and bears interest at prime plus 1.5%. The development loan portion of the Inland Loan Agreement includes the next $6.0 million of advances beyond the initial $1.5 million production loan for a maximum combined commitment of $7.5 million, and the development loan portion of the Lomax Loan Agreement includes the next $3.5 million of advances beyond the initial $1.5 million production loan for a maximum combined commitment of $5.0 million. The development loan portion of each facility bears interest at prime plus 4% plus an equity yield enhancement in the form of a 7.25% overriding royalty interest in the Inland Loan Agreement and an 8.5% overriding royalty interest in the Lomax Loan Agreement, in each instance proportionately reduced by the Company's interest in the oil and gas properties and commencing
January 28, 1996 and continuing until the internal rate of return to JEDI equals 19% on the development loan portion of the applicable facility. Each advance under each facility is also subject to a 1% loan commitment fee. Interest only is payable monthly under each facility until December 31, 1995. On December 31, 1995, the entire principal balance of the Inland Loan Agreement

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

is due, and the principal balance on the Lomax Loan Agreement will be scheduled over 60 monthly installments of principal and interest. The Company is required to meet certain minimum ratios, generate or contribute agreed upon levels of monthly net cash flow and maintain a commodity price hedging agreement under each facility. The Inland Loan Agreement is collateralized by the Company's interest in the Duchesne County Fields and the Lomax Loan Agreement is collateralized by the Company's interest in substantially all the Lomax properties. At March 31, 1995, the Company had borrowed $2,000,000 under the Inland Loan Agreement and $2,900,000 under the Lomax Loan Agreement.

The Company is in violation of the minimum net cash flow requirements of the Inland Loan Agreement. Waivers regarding compliance with this covenant have been received covering the period through June 30, 1995. Before that date, the Company intends to renegotiate the minimum net cash flow requirements based on the current 1995 operating plan for the Duchesne County Fields. If JEDI is unwilling to renegotiate the minimum net cash flow requirement, the Company has the option to cure its current default by transferring $191,000 from the unrestricted operating account into the restricted operating account. The Company could also cure any future minimum net cash flow deficits by making similar transfers.

As noted above, substantially all oil and gas properties of the Company are mortgaged under the Loan Agreements with JEDI. Under those agreements, the net cash flows (generally defined as production revenue less production taxes and lease operating costs) from mortgaged properties are required to be maintained in segregated accounts and are not otherwise available for general corporate purposes. Funds in the segregated accounts may be used to make principal and interest payments as they become due. As a result, the Company is required to cover the net reclamation costs of the Toiyabe Mine, general and administrative expenses, capital expenditures on non-mortgaged properties and contributions to cover minimum net cash flow deficiencies under the Loan Agreements out of its current unrestricted operating cash holdings and the Company's share of proceeds received under the contract between Lomax and the Department of Energy. While the Company believes such unrestricted cash holdings and sources will be sufficient to cover such costs, it is possible that the Company could experience operating cash shortfalls during 1995. The Company anticipates curing any operating cash shortfalls by selling additional equity of the Company, selling interests in properties or entering into a joint venture arrangement with an industry partner that provides the Company with additional unrestricted operating cash. Furthermore, the amount borrowed under the Inland Loan Agreement is due and payable on December 31, 1995, as further discussed below.

The Loan Agreements with JEDI also require the Company to maintain price protection agreements to help insure the

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

repayment of indebtedness. In satisfaction of this requirement in the Inland Loan Agreement, on August 24,
1994 the Company entered into a commodity contract with JEDI, through its affiliate Enron Risk Management Services Corp. Under terms of the contract, the Company hedged crude oil production over a four year period beginning
January 1, 1996 in monthly amounts escalating from 8,500 Bbl in January 1996 to 13,250 Bbl in December
1999. The hedge was structured as a cost free collar whereby if the average monthly price (based on NYMEX Light Sweet Crude Oil Futures Contracts) (the "Average Price") is between $17.00 and $20.75 per barrel, no payment is due under the contract. If the Average Price is less than $17.00, the Company is paid the difference between $17.00 and the Average Price, multiplied by barrels of crude oil hedged that month. Similarly, should the Average Price exceed $20.75 per barrel, the Company is required to pay the difference between $20.75 and the Average Price, multiplied by barrels of crude oil hedged that month. A similar contract was entered into with JEDI regarding the Lomax Loan Agreement on November 22, 1994. This contract hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbl in January
1996 to 14,000 Bbl in December 2000. This hedge was also structured as a cost free collar with a floor price of $18.00 and a ceiling price of $20.55. Since the hedged quantities are based on expected future development in the Duchesne County Fields and the Monument Butte Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists substantial risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling prices of $20.75 and $20.55 in the respective contracts and development activities do not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should the risk factors as explained above begin to materialize.

The Company has also entered into similarly structured commodity contracts on August 4, 1994 and January 18, 1995 which cover the period ending December 31, 1995. These contracts hedge an aggregate 8,000 Bbl of oil each month with a "cost-free" range from $17.00 to $20.00 per Bbl. Because recent consolidated net production has averaged in excess of 9,000 Bbl per month and because the actual average sales price of oil in the field has approximated the Average Price in the contract, these contracts do not currently subject the Company to significant financial exposure. No hedging income or loss was recognized during the first quarter of 1995 under these contracts.

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the first quarter of 1995, the Company incurred capital expenditures of $1,022,000. A substantial portion of the expenditures relate to the drilling and completion of three development wells on the Lomax properties. The
Company also incurred its proportionate share of completion costs on two wells in the Antelope Creek field and performed various other activities. Throughout the remainder of 1995, the Company anticipates using borrowings available under the Inland Loan Agreement and Lomax Loan Agreement to further develop oil and gas operations in the Duchesne County Fields and on Lomax properties through additional infill well drilling, further development of existing water flood areas and the initiation of new water flood areas.

The Company continues to aggressively seek other opportunities to acquire existing oil and gas production in developed fields. The Company will attempt to finance such acquisitions through (i) seller financing, whenever possible; (ii) joint operating agreements with industry partners where the Company may sell part of its position to provide acquisition and development funds; (iii) sales of equity or debt of the Company; or (iv) traditional bank lines of credit, although the Company currently has no existing bank lines of credit or arrangements with any bank to loan funds.

The Inland Loan Agreement is due and payable on December
31, 1995. The Company does not anticipate generating sufficient cash from operations before that time to fully repay this indebtedness. The Company plans to renegotiate the Inland Loan Agreement with JEDI or a different debt provider to allow for a principal and interest amortization schedule similar to the five year repayment schedule contained in the Lomax Loan Agreement. If this is not possible, the Company has several options for the repayment of the Inland Loan Agreement, including (i) entering into an agreement with an industry partner to jointly develop the Duchesne County Fields, (ii) selling additional equity of the Company, or (iii) selling the property to a third party.
If the Company is unable to repay borrowings under the Inland Loan Agreement or should the Company remain in violation of covenants, it is possible that JEDI could foreclose on the Duchesne County Fields. While the Company considers this course of action unlikely, the impact would not be significant to current companywide operations since the Inland Loan Agreement is nonrecourse to other assets of the Company. Also, Inland does not operate the Duchesne County Fields and the property does not currently generate any unrestricted operating cash for the Company.

The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and

                   INLAND RESOURCES INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

local environmental regulations. There are no environmental proceedings pending against the Company. At
March 31, 1995, the Company had recognized a liability of $525,000 to cover the future costs of reclaiming the Toiyabe
Mine.



               PART II. OTHER INFORMATION

                  INLAND RESOURCES INC.


Items 1, 2, 3, 4 and 5 are omitted from this report as inapplicable.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Quarterly
Report on Form 10-QSB:

Exhibit
Number    Description of Exhibits

 3.1 Articles of Incorporation, as amended through May 5, 1993 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

3.1.1 Articles of Amendment to Articles of Incorporation dated May 6, 1993 (filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

3.1.2 Articles of Amendment to Articles of Incorporation dated August 16, 1994 designating a series of stock (filed as Exhibit 3.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.1.3 Articles of Amendment to Articles of Incorporation filed with Secretary of State of Washington on August 30, 1994 (filed as
          Exhibit 3.1.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.1.4 Articles of Correction to Articles of Amendment dated August 31, 1994 (filed as Exhibit 3.1.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

 3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

3.2.1 Amendment to Article IV, Section 1 of the Bylaws of the Company adopted February 23, 1993 (filed as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

3.2.2 Amendment to the Bylaws of the Company adopted April 8, 1994 (filed as Exhibit 3.2.2 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

3.2.3 Amendment to the Bylaws of the Company adopted April 27, 1994 (filed as Exhibit 3.2.3 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

27.1      Financial Data Schedule required by Item 601 of Regulation S-B.

(b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1995.

                     INLAND RESOURCES INC.

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INLAND RESOURCES INC.
                                 (Registrant)


Date:   May 10, 1995             By: Kyle R. Miller
                                     Signature
                                     Chief Executive Officer


Date:  May 10, 1995              By:  Michael J. Stevens
                                      Signature
                                      Controller (Principal
                                      Financial and Accounting
                                      Officer)