Form 10QSB
period 1995-06-30
INLAND RESOURCES INC
filed 1995-08-14
CIK 717754

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                                OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________________ to ____________________

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



______________________________________________________________________
Former name, address and fiscal year, if changed, since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   xx    No


Number of shares of common stock, par value $.001 per share, outstanding as of
August 1, 1995:   28,927,999

                 PART 1.  FINANCIAL INFORMATION

                      INLAND RESOURCES INC.
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1995 and December 31, 1994
                                                 June 30,    December 31,
                                                   1995         1994
                ASSETS                       (Unaudited)
Current assets:
   Cash and cash equivalents                   $  515,942  $ 1,691,156
   Restricted cash                                             160,658
   Accounts receivable                            663,311      902,959
   Inventory                                      852,344      835,691
   Department of Energy contract                  182,224      650,147
   Prepaid expenses                               423,886      379,622
            Total current assets                2,637,707    4,620,233

Property and equipment, at cost:
   Oil and gas properties (successful
     efforts method)                           14,591,317   11,884,625
   Gas and water transportation facilities        647,833      646,507
   Accumulated depletion, depreciation and
     amortization                                (937,549)    (489,840)
                                               14,301,601   12,041,292
   Other property and equipment, net              578,858      376,128
            Total assets                     $ 17,518,166  $17,037,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses     $  2,090,845  $ 2,407,179
   Current portion of long-term debt            3,028,518    1,965,157
   Property reclamation costs, short-term         300,000      300,000
            Total current liabilities           5,419,363    4,672,336

Long-term debt                                  3,405,203    2,157,842
Property reclamation costs, long-term             125,690      283,670

Stockholders' equity:
   Preferred Class A stock, par value $.001;
     20,000,000 shares authorized, 106,850
     shares of Series A issued and outstanding;
     liquidation preference of $5,342,500             107          107
   Additional paid-in capital - preferred       3,672,861    3,672,861
   Common stock, par value $.001; 100,000,000
     shares authorized; issued and outstanding
     28,927,999                                    28,928      28,928
   Additional paid-in capital - common         13,168,591  13,168,591
   Accumulated deficit                         (8,302,577) (6,946,682)
            Total stockholders  equity          8,567,910   9,923,805
            Total liabilities and stockholders
              equity                          $17,518,166 $17,037,653

            The accompanying notes are an integral
               part of the financial statements

                     INLAND RESOURCES INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three-month and six-month periods ended
                       June 30, 1995 and 1994
                          (Unaudited)
                              Three-months ended      Six-months ended
                                   June 30,               June 30,
                                1995        1994       1995       1994
Sales of oil and gas         $   575,689  $ 218,803 $ 1,128,645  $ 403,039

Operating expenses:
   Lease operating expenses      349,331    160,840     736,697    337,605
   Production taxes               37,931     29,165      89,035     48,650
   Exploration                     2,665                 14,592
   Depletion, depreciation
     and amortization            257,044     62,434     510,709    125,653
   General and
     administrative, net         473,354    158,292     779,785    355,331
      Total operating expenses 1,120,325    410,731   2,130,818    867,239

Operating loss                  (544,636)  (191,928) (1,002,173)  (464,200)
Interest expense                (245,502)               (421,408)


Other income, net                 43,031      2,750      67,686      4,332

Net loss                      $ (747,107) $(189,178) $(1,355,895)$(459,868)

Net loss per share            $     (.03) $    (.01) $      (.05) $   (.03)

Weighted average common
  shares outstanding          28,927,999  15,165,491  28,927,999 14,647,732

Dividends per share              NONE         NONE        NONE       NONE









                      The accompanying notes are an integral
                        part of the financial statements

                      INLAND RESOURCES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six-month periods ended June 30, 1995 and 1994
                           (Unaudited)
                                                    1995        1994
Cash flows from operating activities:

   Net loss                                   $ (1,355,895) $ (459,868)
   Adjustments to reconcile net loss to net
    cash used by operating activities:

      Net cash used by discontinued operations    (157,980)   (142,498)
      Depletion, depreciation and amortization     510,709     125,653
      Effect of changes in current assets and
        liabilities:

           Accounts receivable                     707,571    (16,154)
           Inventory                               (16,653)   (16,047)
           Other current assets                     43,236     (9,540)
           Accounts payable and accrued expenses  (316,334)    89,764
Net cash used by operating activities             (585,346)  (428,690)


Cash flows from investing activities:
   Development expenditures and equipment
     purchases                                  (2,770,748)  (171,225)
   Change in restricted cash                       160,658
   Net cash provided by discontinued operations                220,363
Net cash provided (used) by investing activities(2,610,090)     49,138

Cash flows from financing activities:
   Proceeds from issuance of common stock                      400,000
   Proceeds from long-term debt                  2,100,000
   Payments of long-term debt                      (79,778)
Net cash provided by financing activities        2,020,222     400,000

Net increase (decrease) in cash and cash
   equivalents                                  (1,175,214)     20,448
Cash and cash equivalents at beginning of
   period                                        1,691,156     302,608

Cash and cash equivalents at end of period       $ 515,942   $ 323,056

Noncash financing activity:
   Issuance of note payable for consulting
     services                                     $ 87,500
   Issuance of note payable for land purchase    $ 203,000

                    The accompanying notes are an integral
                       part of the financial statements

                           INLAND RESOURCES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ______



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

  In March 1993, the Company acquired an undivided 50% interest in 36,860 net acres of oil and gas leases in the Uinta Basin located in Duchesne County Utah, and an undivided 50% interest in various tangible oil and gas assets (collectively called the "Duchesne County Field"). Accordingly, the Company's business emphasis changed from precious metals mining to oil and gas development and production.

  On September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax Exploration Company. Effective July 1, 1995, the name of Lomax Exploration Company was changed to Inland Production Company ("IPC"). IPC is also engaged primarily in oil and gas development and production activities in the Uinta Basin area of Northeastern Utah (collectively called the "Monument Butte Field"). The acquisition was accounted for as a purchase, therefore, the net assets and results of operations of IPC are included in the Company's consolidated financial statements from the acquisition date forward. IPC operates as a wholly-owned subsidiary of the Company.

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

3.  RECLASSIFICATIONS:

  Certain amounts for 1994 have been reclassified to conform with the 1995 financial statement presentation. The reclassifications had no impact on net loss or the accumulated deficit.

4. LONG-TERM DEBT:

  The Company is in violation of the minimum net cash flow covenant within the Inland Loan Agreement (defined in Item 2). Waivers regarding compliance with this covenant have been granted covering the period through September 30, 1995. In addition, borrowings under the Inland Loan Agreement are due and payable on December 31, 1995. Currently, the Company does not have available funds to cure the covenant violation and does not expect to generate sufficient cash flow from the Duchesne County Field to repay the indebtedness before December 31, 1995. As a result, the Company is exploring other alternatives to repay the indebtedness which include (i) selling the property (ii) selling additional equity of the Company (iii) refinancing the loan with Joint Energy Development Investments Limited Partnership ("JEDI"), or (iv) refinancing the loan with a separate lender. If the Company remains in violation of the minimum net cash flow covenant or should the Company be unable to repay the borrowings when due, it is possible that JEDI could foreclose on the Duchesne County Field. The Inland Loan Agreement is nonrecourse, therefore, foreclosure would not impact the Monument Butte Field or other assets of the Company. Also, Inland does not operate the Duchesne County Field and the property does not currently generate any unrestricted operating cash for the Company. As of June 30, 1995, outstanding indebtedness under the Inland Loan Agreement was $2,500,000.
  See an expanded discussion of the Inland Loan Agreement within the Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operation.

  On August 10, 1995, the Company entered into a Letter of Intent with Petroglyph Gas Partners, L.P. ("PGP") to sell the Company's 50% undivided interest in the Duchesne County Field. Under the terms of the agreement, PGP will pay the Company $3,000,000 in cash and assume the $2,500,000 of outstanding indebtedness under the Inland Loan Agreement. The closing date is anticipated to be September 1, 1995 with a July 1, 1995 effective date. The sale remains subject to the negotiation and execution of a purchase and sale agreement, approval of the transaction by the Company's Board of Directors and various other regulatory and governmental approvals. Also, JEDI must consent to PGP's assumption of the Company's outstanding debt under the Inland Loan Agreement.

5.    PREFERRED STOCK:

  The Series A Preferred Stock contains a right that increases the Liquidation Value and Redemption Price from $50.00 to $54.00 per share on August 29, 1995. As a result, effective August 29, 1995 the Liquidation Value of the Series A Preferred Stock will increase to $5,769,900 and each share of Series A Preferred Stock will be convertible into 90 shares of the Company's Common Stock.

  6.    DEFERRED COMPENSATION AGREEMENT:

  The Company and John D. Lomax mutually agreed to terminate Mr. Lomax s employment services to the Company effective July, 1 1995. Mr. Lomax will continue in his position as Chairman of the Company's Board of Directors. Under the terms of his employment agreement, Mr. Lomax is entitled to one years salary and benefits upon termination. The calculated severance amount of $142,000 is accrued as a component of general and administrative expense during the three month period ended June 30, 1995. The severance amount will be paid-out during the next two years in equal bi-monthly installments.

7.    RELATED PARTY TRANSACTION:

  Effective July 1, 1995, the Company entered into a Farmout Agreement (the "Farmout") with a significant stockholder ("Farmee"). The Farmout covers the period through the end of 1995 and allocates up to $6,600,000 for the drilling and completion of wells in the Monument Butte Field. Under terms of the Farmout, the interest in each drillsite assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% rate of return. The Farmee is also required to pay the Company a supervisory fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, to reimburse the Company for land, geological, engineering and accounting services. The agreement may be terminated at any time by either party. The accompanying financial statements as of June 30, 1995 do not include any activity under the Farmout.

                           INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 ______


ITEM 2.  Management's Discussion and Analysis or Plan of Operation:

GENERAL:

Upon the acquisition of the Duchesne County Field, Inland's mining operations were limited to final detoxification, reclamation and closure of the Toiyabe Mine, and Inland's business emphasis was shifted to its current business of oil and gas development and production. Effective February 1, 1994, Evertson Oil Company sold their 50% undivided interest in the Duchesne County Field and assigned their option for 2,008,894 shares of the Company's Common Stock to Petroglyph Gas Partners, L.P. ("PGP"). As a result, Inland and PGP each own a 50% undivided interest in the Duchesne County Field with PGP serving as operator.

Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax Exploration Company (the name was subsequently changed to Inland Production Company IPC ). IPC is also engaged primarily in oil and gas development and production activities in the Uinta Basin area of Northeastern, Utah (the "Monument Butte Field"). At the acquisition date, IPC owned varying working interests in 62 wells of which the majority were operated and located adjacent to the Company's properties. IPC's property interest included 8,508 net acres of oil and gas leases in Utah and 8,847 net acres of mostly undeveloped leasehold in Wyoming. The IPC acquisition was accounted for as a purchase, therefore, the net assets and results of operations of IPC are included in the Company's consolidated financial statements from the acquisition date forward. IPC operates as a wholly-owned subsidiary of the Company.

Inland's strategy for achieving profitability is to increase oil and gas reserves and production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. Increased production levels are expected to increase operational efficiencies at the field level which in turn should have a positive impact on the Company's equivalent per barrel lifting costs. In addition, general and administrative costs are expected to decrease in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. The Company also has protected the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of the Company's plan to achieve profitability is dependent on conducting extensive development and secondary recovery operations on existing properties, locating new properties with acceptable terms and continuing to secure sufficient capital to acquire and develop target properties.

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

                           INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 ______

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1995 and 1994:

Continuing  Operations Continuing  Operations :

The Company acquired IPC effective September 21, 1994. Accordingly, the results of operations for the second quarter of 1995 includes three months of consolidated activity, while the results of operations for the second quarter of 1994 does not include any IPC activity.

Sales during the second quarter of 1995 exceeded the previous year second quarter by $357,000 due to the IPC sales and development drilling in the Duchesne County Field. Monthly consolidated sales volumes increased to an average of 10,100 Bbls of oil and 12,100 Mcf of natural gas in the second quarter of 1995 from 2,600 Bbls and 15,400 Mcf in 1994. In addition, the average price received for oil production increased from approximately $16.50 Bbl during 1994 to approximately $17.65 Bbl during 1995. Natural gas prices fell from an average price of $1.95 Mcf in 1994 to approximately $1.20 Mcf during 1995.

Lease operating expenses increased $188,000 between periods primarily due to the IPC operations in 1995. The Company continues to focus on lowering its lifting costs and as a result lease operating expense per barrel of oil equivalent ("BOE") decreased from $12.27 for the year ended December 31, 1994 to $10.90 for the three month period ended March 31, 1995 to $9.65 for the three month period ended June 30, 1995. The Company's policy to expense the costs of water injection operations during the start-up phase of secondary recovery water flood operations has contributed to this high level of lifting costs. These expenses include the costs of purchasing water and operating water source wells, water injection wells and water injection stations. As a result of this policy, the Antelope Creek Field (a start-up water flood operation in 1994 within the Duchesne County Field) had operating costs in excess of $14.00 per BOE during 1994 and continued high operating costs during the first six months of 1995, while the operating costs for the first water flood unit within the Monument Butte Field (a mature water flood operation) (the "Monument Butte Unit") were less than $5.00 per BOE. The decrease in lifting costs per BOE in mature water floods is attributable to increased production rather than decreased operating costs. The Company considers the Monument Butte Unit to be the only mature water flood in which the Company has an interest at June 30, 1995.

The increase in production taxes and depletion, depreciation and amortization between periods is consistent with the increased sales volumes in 1995.

Exploration expense in 1995 represents the Company's share of costs to retain unproved acreage and residual costs related to uneconomic exploration wells drilled in 1994.

General and administrative expenses increased approximately $315,000 between periods. After removing the one-time charge for the John D. Lomax severance accrual of $142,000, the increase was $173,000 between periods. The majority of the general and administrative increase is related to salaries, payroll taxes and employee benefits as the Company's employee base grew from six employees at June 30, 1994 to twenty-three employees at June 30, 1995. The increase in employees was required since the Company became an operator of properties through the merger with IPC and to administer the 1995 drilling program. The remaining increase is associated with the cost of operating with a larger employee base such as additional travel, supplies and utilities expense.

Interest expense represents the financing cost of borrowings in 1995 under the Inland Loan Agreement, IPC Loan Agreement and other debt assumed during the merger with IPC. No debt existed during the second quarter of 1994.

Other income in 1995 primarily represents interest earned on the investment of surplus cash balances and certain oil trading income.

Discontinued Operations:Discontinued Operations

The Company considers all mining activities to be discontinued operations. Since March 1994, the Company's only mining activity has been the Toiyabe Mine. Reclamation activities at the Toiyabe Mine during 1994 concentrated on the detoxification of leach pad #1 which, based on recent closure sampling results, appears to be within the toxicity guidelines as established in the approved reclamation plans. The focus of reclamation activities in 1995 has been the detoxification of leach pad #2 using procedures similar to those performed on leach pad #1 in the previous year.

During the second quarters of 1995 and 1994, the Company incurred reclamation costs of $100,000 and $114,000, respectively. Since operating procedures were similar in each year on different pads, the cost differential is attributable to variable expenses such as supplies, repairs, etc. In each period, reclamation costs were charged against the reclamation reserve and, therefore, did not impact the Consolidated Statement of Operations. Based on factors presently known or anticipated, the Company believes that the reclamation reserve of $426,000 at June 30, 1995 will be sufficient to fully reclaim the Toiyabe Mine in compliance with established environmental standards.

Six Months Ended June 30, 1995 and 1994:

Continuing  OperationsContinuing  Operations :

The Company acquired IPC effective September 21, 1994. Accordingly, the results of operations for the first six months of 1995 includes consolidated Inland and IPC activity, while the results of operations for the first six months of 1994 does not include any IPC activity.

Sales the first six months of 1995 exceeded the same period in the previous year by $725,000 due to the IPC sales and development drilling in the Duchesne County Field. Monthly consolidated sales volumes increased to an average of 9,800 Bbls of oil and 12,700 Mcf of natural gas from 2,500 Bbls and 14,800 Mcf in 1994. In addition, the average price received for oil production increased from approximately $14.90 Bbl during 1994 to approximately $17.40 Bbl during 1995. Natural gas prices fell from an average price of $1.95 Mcf in 1994 to approximately $1.35 Mcf during 1995.

Lease operating expenses increased $399,000 between periods primarily due to the IPC operations in 1995. As explained more thoroughly in the previous analysis for the three month period ended June 30, 1995, the Company continues to focus on lowering its lifting costs. Lease operating expense per BOE decreased from $12.27 for the year ended December 31, 1994 to $10.25 for the six month period ended June 30, 1995. The Company's policy of expensing the costs of water injection operations during the start-up phase of secondary recovery water flood operations has contributed to this high level of lifting costs per BOE. Other than the Monument Butte Unit, all water flood operations are considered to be in the start-up phase.

The increase in production taxes and depletion, depreciation and amortization between periods is consistent with the increased sales volumes in 1995.

Exploration expense in 1995 represents the Company's share of costs to retain unproved acreage and residual costs related to uneconomic exploration wells drilled in 1994.

General and administrative expenses increased approximately $424,000 between periods. After removing the one-time charge for the John D. Lomax severance accrual of $142,000, the increase was $282,000 between periods. The majority of the general and administrative increase is related to salaries, payroll taxes and employee benefits as the Company's employee base grew from six employees at June 30, 1994 to twenty-three employees at June 30, 1995. The increase in employees was required since the Company became an operator of properties through the merger with IPC and to administer the 1995 drilling program. The remaining increase is associated with the cost of operating with a larger employee base such as additional travel, supplies and utilities expense.

Interest expense represents the financing cost of borrowings in 1995 under the Inland Loan Agreement, IPC Loan Agreement and other debt assumed during the merger with IPC. No debt existed during the first six months of 1994.

Other income in 1995 primarily represents interest earned on the investment of surplus cash balances and certain oil trading income.

Discontinued Operations:Discontinued Operations

The Company considers all mining activities to be discontinued operations. During the first quarter of 1994, the Company sold an undeveloped mining property for approximately $222,500. Since March 1994, the Company's only mining activity has been the Toiyabe Mine. Reclamation activities at the Toiyabe Mine during 1994 concentrated on the detoxification of leach pad #1 which, based on recent closure sampling results, appears to be within the toxicity guidelines as established in the approved reclamation plans. The focus of reclamation activities in 1995 has been the detoxification of leach pad #2 using procedures similar to those performed on leach pad #1 in the previous year.

During the initial six months of 1995 and 1994, the Company incurred reclamation costs of $158,000 and $174,000, respectively. Reclamation charges in 1994 were offset by incidental mineral recoveries of $38,000 for a net reclamation cost of $136,000. Since operating procedures were similar in each year on different pads, the cost differential is attributable to variable expenses such as supplies, repairs, etc. In each period, reclamation costs were charged against the reclamation reserve and, therefore, did not impact the Consolidated Statement of Operations. Based on factors presently known or anticipated, the Company believes that the reclamation reserve of $426,000 at June 30, 1995 will be sufficient to fully reclaim the Toiyabe Mine in compliance with established environmental standards.

                           INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 ______


LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of 1995, the Company's unrestricted cash and cash equivalents decreased $1,175,000 to $516,000. The primary uses of unrestricted cash during this period were (1) reclamation activities at the Toiyabe Mine site of $158,000, (2) principal payments on long-term debt of $80,000, (3) payment of general and administrative expenses of $638,000 (net of overhead reimbursements), (4) reduction of outstanding accounts payable and accrued expenses of $458,000, (5) payment of $196,000 to the IPC restricted account to cover minimum net cash flow deficiencies under the IPC Loan Agreement (defined below), and (6) net changes in other current assets and liabilities and other items of $181,000. The primary sources of unrestricted cash were (1) receipts under the contract with the Department of Energy of $468,000, and (2) interest and other miscellaneous income of $68,000.

The Company also borrowed a total of $2,100,000 under the Inland and IPC Loan Agreements during 1995 and further developed the Duchesne County Field and the Monument Butte Field. Since these borrowings, along with the net cash flows from the properties, are restricted to pay project costs and interest they do not affect unrestricted cash flows. At June 30, 1995, the Company had incurred project costs slightly in excess of borrowings and, therefore, no restricted cash is shown in the accompanying consolidated financial statements.

During the first six months of 1995, the Company incurred capital expenditures of $2,771,000. These expenditures include the drilling cost of five development wells, two exploratory wells and one water injection well in the Monument Butte Field. The Company also incurred its proportionate share of costs on eight wells in the Duchesne County Field and performed various other activities. Throughout the remainder of 1995, the Company anticipates using borrowings available under the Inland Loan Agreement and IPC Loan Agreement to further develop oil and gas operations in the Duchesne County Field and Monument Butte Field through additional infill well drilling, further development of existing water flood areas and the initiation of new water flood areas.

Effective July 1, 1995, the Company entered into a Farmout Agreement covering the period through the end of 1995 that allocates up to $6,600,000 for the drilling and completion of wells in the Monument Butte Field. Under terms of the Farmout, the interest in each drillsite assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% rate of return. The Farmee is also required to pay the Company a supervisory fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, to reimburse the Company for land, geological, engineering and accounting services. The agreement may be terminated at any time by either party.

On August 24, 1994, the Company entered into a Loan Agreement with JEDI, an affiliate of Enron Corp., to provide nonrecourse financing for the development of the Duchesne County Field (the "Inland Loan Agreement"). On September 21, 1994, the Company entered into a separate Loan Agreement with JEDI to provide financing for the development of the Monument Butte Field (the "IPC Loan Agreement"). The production loan portion of each facility includes the initial $1.5 million of borrowings and bears interest at prime plus 1.5%. The development loan portion of the Inland Loan Agreement includes the next $6.0 million of advances beyond the initial $1.5 million production loan for a maximum combined commitment of $7.5 million, and the development loan portion of the IPC Loan Agreement includes the next $3.5 million of advances beyond the initial $1.5 million production loan for a maximum combined commitment of $5.0 million. The development loan portion of each facility bears interest at prime plus 4% plus an equity yield enhancement in the form of a 7.25% overriding royalty interest in the Inland Loan Agreement and an 8.5% overriding royalty interest in the IPC Loan Agreement, in each instance proportionately reduced by the Company's interest in the oil and gas properties and commencing January 28, 1996 and continuing until the internal rate of return to JEDI equals 19% on the development loan portion of the applicable facility. Each advance under each facility is also subject to a 1% loan commitment fee. Interest only is payable monthly under each facility until December 31, 1995. On December 31, 1995, the entire principal balance of the Inland Loan Agreement is due, and the principal balance on the IPC Loan Agreement will be scheduled over 60 monthly installments of principal and interest. The Company is required to meet certain minimum ratios, generate or contribute agreed upon levels of monthly net cash flow and maintain a commodity price hedging agreement under each facility. The Inland Loan Agreement is collateralized by the Company's interest in the Duchesne County Field. The IPC Loan Agreement is collateralized by the Company's interest in the Monument Butte Field. At June 30, 1995, the Company had borrowed $2,500,000 under the Inland Loan Agreement and $3,500,000 under the IPC Loan Agreement. As further discussed below, the Company was in violation of the minimum net cash flow covenant within the Inland Loan Agreement at June 30, 1995, but had received a waiver regarding compliance with this covenant covering the period through September 30, 1995.

Substantially all oil and gas properties of the Company are mortgaged under the Loan Agreements with JEDI. Under those agreements, the loan proceeds and net cash flows (generally defined as production revenue less production taxes and lease operating costs) from mortgaged properties are required to be maintained in segregated accounts and are not available for general corporate purposes. Funds in the segregated accounts may be used for project costs and to make principal and interest payments as they become due. As a result, the Company is required to cover the net reclamation costs of the Toiyabe Mine, net general and administrative expenses, capital expenditures on non-mortgaged properties and contributions to cover minimum net cash flow deficiencies under the Loan Agreements out of its current unrestricted operating cash holdings, the Company's share of proceeds received under the Department of Energy cost sharing project and supervisory fees earned under the Farmout Agreement. Assuming only the above unrestricted cash sources and uses, the Company anticipates that it will experience operating cash shortfalls before June 30, 1996. The Company anticipates curing any operating cash shortfalls by selling nonstrategic property interests, selling additional equity of the Company, or entering into a joint venture arrangement with an industry partner that provides the Company with additional unrestricted operating cash. Furthermore, the amount borrowed under the Inland Loan Agreement is due and payable on December 31, 1995, as further discussed below.

The Company is in violation of the minimum net cash flow covenant within the Inland Loan Agreement. Waivers regarding compliance with this covenant have been granted covering the period through September 30, 1995. In addition, borrowings under the Inland Loan Agreement are due and payable on December 31, 1995. Currently, the Company does not have available funds to cure the covenant violation and does not expect to generate sufficient cash flow from the Duchesne County Field to repay the indebtedness before December 31, 1995. As a result, the Company is exploring other alternatives to repay the indebtedness which include (i) selling the property (ii) selling additional equity of the Company (iii) refinancing the loan with JEDI, or (iv) refinancing the loan with a separate lender. If the Company remains in violation of the minimum net cash flow covenant or should the Company be unable to repay the borrowings when due, it is possible that JEDI could foreclose on the Duchesne County Field. The Inland Loan Agreement is nonrecourse, therefore, foreclosure would not impact the Monument Butte Field or other assets of the Company. Also, Inland does not operate the Duchesne County Field and the property does not currently generate any unrestricted operating cash for the Company. As of June 30, 1995, outstanding indebtedness under the Inland Loan Agreement was $2,500,000.

On August 10, 1995, the Company entered into a Letter of Intent with Petroglyph Gas Partners, L.P. ("PGP") to sell the Company's 50% undivided interest in the Duchesne County Field. Under the terms of the agreement, PGP will pay the Company $3,000,000 in cash and assume the $2,500,000 of outstanding indebtedness under the Inland Loan Agreement. The closing date is anticipated to be September 1, 1995 with a July 1, 1995 effective date. The sale remains subject to the negotiation and execution of a purchase and sale agreement, approval of the transaction by the Company's Board of Directors and various other regulatory and governmental approvals. Also, JEDI must consent to PGP's assumption of the Company's outstanding debt under the Inland Loan Agreement. Assuming the Company closed on the transaction under the terms outlined above, the Company would no longer have any covenant or other violations in existence under any debt agreements. Also, the Company would have sufficient unrestricted operating cash to cover the net reclamation costs of the Toiyabe Mine, net general and administrative expenses and capital expenditures on non-mortgaged properties through June 30, 1996.

The Loan Agreements with JEDI also require the Company to maintain price protection agreements to help insure the repayment of indebtedness. In satisfaction of this requirement in the Inland Loan Agreement, on August 24, 1994 the Company entered into a commodity contract with JEDI, through its affiliate Enron Risk Management Services Corp. Under terms of the contract, the Company hedged crude oil production over a four year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 13,250 Bbls in December 1999. The hedge was structured as a cost free collar whereby if the average monthly price (based on NYMEX Light Sweet Crude Oil Futures Contracts) (the "Average Price") is between $17.00 and $20.75 per barrel, no payment is due under the contract. If the Average Price is less than $17.00, the Company is paid the difference between $17.00 and the Average Price, multiplied by barrels of crude oil hedged that month. Similarly, should the Average Price exceed $20.75 per barrel, the Company is required to pay the difference between $20.75 and the Average Price, multiplied by barrels of crude oil hedged that month. A similar contract was entered into with JEDI regarding the IPC Loan Agreement on November 22, 1994. This contract hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbl in January 1996 to 14,000 Bbl in December 2000. This hedge was also structured as a cost free collar with a floor price of $18.00 and a ceiling price of $20.55. Since the hedged quantities are based on expected future development in the Duchesne County Fields and the Monument Butte Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists substantial risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling prices of $20.75 and $20.55 in the respective contracts and development activities do not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should the risk factors as explained above begin to materialize.

The Company has also entered into similarly structured commodity contracts on August 4, 1994 and January 18, 1995 which cover the period ending December 31, 1995. These contracts hedge an aggregate 8,000 Bbls of oil each month with a cost-free range from $17.00 to $20.00 per Bbl. Because recent consolidated net production has averaged in excess of 10,000 Bbls per month and because the actual average sales price of oil in the field has approximated the Average Price in the contract, these contracts do not currently subject the Company to significant financial exposure. The Company recognized a hedging loss of $7,700 during the first six months of 1995 under these contracts.

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

The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At June 30, 1995, the Company had recognized a liability of $426,000 to cover the future costs of reclaiming the Toiyabe Mine.

                      PART II.  OTHER INFORMATION

                           INLAND RESOURCES INC.


Items 1, 2 and 3 are omitted from this report as inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 26, 1995, the Company held its Annual Meeting of Stockholders. During the meeting the shareholders voted only on the election of Directors. Pursuant to that vote, the following individuals were elected to the Company's Board of Directors; John
          D. Lomax (Chairman), Kyle R. Miller, Bill I. Pennington, Arthur J. Pasmas, T Brooke Farnsworth, John J. Crabb and James F. Etter.

Item 5.   Other Information.

          On August 10, 1995, the Company entered into a Letter of Intent with Petroglyph Gas Partners, L.P. ("PGP") to sell the Company s 50% undivided interest in the Duchesne County Field. Under the terms of the agreement, PGP will pay the Company $3,000,000 in cash and assume the $2,500,000 of outstanding indebtedness under the Inland Loan Agreement. The closing date is anticipated to be September 1, 1995 with a July 1, 1995 effective date. The sale remains subject to the negotiation and execution of a purchase and sale agreement, approval of the transaction by the Company's Board of Directors and various other regulatory and governmental approvals. Also, JEDI must consent to PGP's assumption of the Company's outstanding debt under the Inland Loan Agreement.

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

          3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement of Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

          3.2.1 Amendment to Article IV, Section 1 of the Bylaws of the Company adopted February 23, 1993 (filed as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

           3.2.2 Amendment to the Bylaws of the Company adopted April 8, 1994 (filed as Exhibit 3.2.2 to the Company's Registration Statement of Form S-4, Registration No. 33-80392, and incorporated herein by reference).

          3.2.3 Amendment to the Bylaws of the Company adopted April 27, 1994 (filed as Exhibit 3.2.3 to the Company's Registration Statement of Form S-4, Registration No. 33-80392, and incorporated herein by reference).

          10.1 Swap Agreement dated November 22, 1994 between Inland Resources Inc. and Joint Energy Investments Limited Partnership.*

          10.2 Swap Agreement dated January 18, 1995 between Inland Resources Inc. and Enron Capital and Trade Resources Corp.*

          10.3 Farmout Agreement dated July 1, 1995 between Inland Resources Inc. and Inland Production Company and Randall D. Smith (without exhibits).*

          10.4 Deferred Compensation Agreement dated July 1, 1995 between Inland Resources Inc. and John D. Lomax.*

          27.1 Financial Data Schedule required by Item 601 of Regulation
           S-B.*

_____________________________

*    Filed herewith.

          (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1995.

                           INLAND RESOURCES INC.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND RESOURCES INC.


                                   (Registrant)

Date:   August 11, 1995                By: Kyle R. Miller
                                       Kyle R. Miller
                                       Chief Executive Officer



Date:  August 11, 1995             By:  Michael J. Stevens
                                        Michael J. Stevens
                                        Controller (Principal
                                        Accounting Officer)

                      INDEX TO EXHIBITS


Exhibit                                                        Sequentially
Number    Description of Exhibits                              Numbered Page

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

          3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement of Form S-18,
          Registration No. 33-11870-F, and incorporated herein by reference).

          3.2.1 Amendment to Article IV, Section 1 of the Bylaws of the Company adopted February 23, 1993 (filed as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December
          31, 1992, and incorporated herein by reference).

          3.2.2 Amendment to the Bylaws of the Company adopted April 8, 1994 (filed as Exhibit 3.2.2 to the
          Company's Registration Statement of Form S-4,
          Registration No. 33-80392, and incorporated herein by reference).

          3.2.3 Amendment to the Bylaws of the Company adopted April 27, 1994 (filed as Exhibit 3.2.3 to the
          Company's Registration Statement of Form S-4,
          Registration No. 33-80392, and incorporated herein by reference).

          10.1 Swap Agreement dated November 22, 1994 between        21

          Inland Resources Inc. and Joint Energy
          Investments Limited Partnership.*

          10.2 Swap Agreement dated January 18, 1995 between         28
          Inland Resources Inc. and Enron Capital and
          Trade Resources Corp.*

          10.3 Farmout Agreement dated July 1, 1995 between          51
          Inland Resources Inc. and Inland Production
          Company and Randall D. Smith (without
          exhibits).*

          10.4 Deferred Compensation Agreement dated July 1,         59
          1995 between Inland Resources Inc. and John D.
          Lomax.*

          27.1 Financial Data Schedule required by Item 601 of
          Regulation S-B.*

          _____________________

          *    Filed herewith.