Form 10QSB
period 1995-09-30
INLAND RESOURCES INC
filed 1995-11-14
CIK 717754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

                          (Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                                   OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period                    to

              Commission file number    0-16487


               Inland Resources Inc.
     (Exact name of small business issuer as specified in its charter)

                   Washington                               91-1307042
State of incorporation or organization)
             (IRS Employer Identification No.)

475 17th Street, Suite 1500, Denver, Colorado                   80202
(Address of principal executive offices)                (ZIP Code)

Issuer's telephone number, including area code:           (303) 292-0900


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

                     Yes   xx    No

Number of shares of common stock, par value $.001 per share, outstanding as of
                 November 10, 1995:   40,927,999

                  PART 1.  FINANCIAL INFORMATION

                      INLAND RESOURCES INC.
                   CONSOLIDATED BALANCE SHEETS
             September 30, 1995 and December 31, 1994
                                       September 30,     December 31,
                                            1995             1994
ASSETS                                   (Unaudited)
Current assets:
   Cash and cash equivalents             $ 3,055,558    $  1,691,156
   Restricted cash                           285,000         160,658
   Accounts receivable                       439,213         902,959
   Account receivable from
     related party                           300,811
   Inventory                                 504,002         835,691
   Department of Energy contract              42,278         650,147
   Other current assets                      335,436         379,622
            Total current assets           4,962,298       4,620,233

Property and equipment, at cost:
   Oil and gas properties
     (successful efforts method)          11,455,319      11,884,625
   Gas and water transportation
      facilities                             147,833         646,507
   Accumulated depletion,
      depreciation and
      amortization                         (463,387)        (489,840)
                                          11,139,765      12,041,292
   Other property and
      equipment, net                         493,188         376,128
            Total assets                $ 16,595,251    $ 17,037,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and
     accrued expenses                    $ 2,764,946     $ 2,407,179
   Current portion of
     long-term debt                          607,500       1,965,157
   Property reclamation costs,
     short-term                              323,945         300,000
            Total current
              liabilities                  3,696,391       4,672,336


Long-term debt                             3,698,009        2,157,842
Property reclamation costs,
    long-term
            283,670

Stockholders' equity:

   Preferred Class A stock, par                  107             107
     value $.001; 20,000,000 shares
     authorized, 106,850 shares
     of Series A issued and
     outstanding; liquidation
     preference of $5,769,900

   Additional paid-in capital
     - preferred                           3,672,861       3,672,861
   Common stock, par value $.001;
     100,000,000 shares authorized;
     issued and outstanding
     28,927,999                               28,928          28,928
   Additional paid-in capital
     - common                             13,168,591      13,168,591
   Accumulated deficit                   (7,669,636)      (6,946,682)
      Total stockholders'
         equity                            9,200,851       9,923,805
      Total liabilities and
         stockholders' equity           $ 16,595,251     $ 17,037,653

           The accompanying notes are an integral part of the financial statements

/TABLE

           PART 1.  FINANCIAL INFORMATION (Continued)

                            INLAND RESOURCES INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three-month and nine-month periods
                ended September 30, 1995 and 1994
                                 (Unaudited)
                        Three-months ended        Nine-months ended
                            September 30,          September 30,
                              1995        1994        1995      1994
Revenues:
  Sales of oil
   and gas                 $ 464,647  $ 242,175  $ 1,593,292 $ 645,214
  Management fee             158,356                 158,356
    Total revenues           623,003    242,175    1,751,648   645,214

Operating expenses:
 Lease operating
   expenses                  145,003    187,018      881,700   524,623
 Production taxes             26,619     28,734      115,654    77,384
 Exploration                 143,401                 157,993
 Depletion,
  depreciation and
  amortization               192,182     71,972     702,891    197,625
 General and
   administrative,
   net                       194,662    158,835     974,447    514,166
     Total operating
     expenses                701,867    446,559   2,832,685  1,313,798

Operating loss               (78,864)  (204,384) (1,081,037)  (668,584)
Interest expense            (167,571)   (12,620)   (588,979)   (12,620)
Other income, net             29,376      1,790      97,062      6,122
Gain on sale of the
  Duchesne County
  Field                      850,000                850,000

Net income (loss)          $ 632,941 $ (215,214) $ (722,954)$ (675,082)

Net income (loss)
   per share                   $ .02     $ (.01)    $ (.025)    $ (.04)

Weighted average
  common shares
  outstanding             28,927,999 16,655,111  28,927,999 15,324,212

Dividends per
   share                      NONE       NONE        NONE       NONE
              The accompanying notes are an integral
                 part of the financial statements
/TABLE

            PART 1.  FINANCIAL INFORMATION (Continued)

                            INLAND RESOURCES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine-month periods ended September 30, 1995 and 1994
                                 (Unaudited)
                                                1995             1994
Cash flows from operating
   activities:
   Net loss                              $ (722,954)      $ (675,082)
   Adjustments to reconcile
     net loss to net cash
     provided (used) by
     operating activities:

      Net cash used by
       discontinued operations             (209,725)        (422,943)
      Depletion, depreciation
       and amortization                      702,891          197,625
      (Gain) loss on disposal
        of assets                          (850,000)            2,900
      Effect of changes in
        current assets and
        liabilities:
          Accounts receivable                660,615         (16,203)
          Inventory                           57,188         (16,047)
          Other current assets              (33,814)         (76,388)
          Accounts payable and
           accrued expenses                  600,608          330,238
Net cash provided (used) by
  operating activities                       204,809        (675,900)


Cash flows from investing activities:

   Purchase of undeveloped
    acreage                              (1,360,000)
   Development expenditures
    and equipment purchases              (2,782,433)        (783,712)
   Change in restricted cash               (124,342)        (464,427)
   Net proceeds from sale of
    the Duchesne County Field              2,946,765
   Net cash acquired in purchase
    of Lomax Exploration Company                              118,363
   Net cash provided by
     discontinued operations                                  220,862
Net cash used by investing
  activities                             (1,320,010)        (908,914)


Cash flows from financing activities:
   Proceeds from issuance of
    common stock                                            2,406,650
   Proceeds from long-term debt            2,600,000        1,000,000
   Payments of long-term debt              (120,397)

   Payment of related party
    note payable                                            (100,000)
Net cash provided by financing
  activities                               2,479,603        3,306,650


Net increase in cash and
  cash equivalents                         1,364,402        1,721,836
Cash and cash equivalents
  at beginning of period                   1,691,156          302,608


Cash and cash equivalents
  at end of period                       $ 3,055,558      $ 2,024,444

Noncash financing activity:
   Assumption of debt on sale
    of Duchesne County Field             $ 2,500,000
   Issuance of note payable
     for land purchase                     $ 203,000


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

  In March 1993, the Company's business emphasis changed from precious metals mining to oil and gas development and production when the Company acquired an undivided 50% interest in certain oil and gas leases in the Uinta Basin located in Duchesne County, Utah, and an undivided 50% interest in various tangible oil and gas assets (collectively called the "Duchesne County Field"). The Duchesne County Field was sold effective July 1, 1995 (see Footnote 4).

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

3. ACCOUNTING FOR LONG-LIVED ASSETS:

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets ("SFAS No. 121") which the Company will be required to adopt during the first quarter of 1996. Currently, the Company does not expect the adoption of SFAS No. 121 to have any material impact on the Company's consolidated financial statements.

4. SALE OF DUCHESNE COUNTY FIELD:

  On September 19, 1995, the Company sold the Duchesne County Field to Petroglyph Gas Partners, L.P. ("PGP"). The purchase price paid by PGP was $3 million in cash, less approximately $50,000 in closing adjustments, plus the assumption by PGP of the Company's $2.5 million liability under its Loan Agreement, dated August 24, 1994 (the "Inland Loan Agreement"), with Joint Energy Development Investments Limited Partnership ("JEDI"). JEDI consented to the sale and the assumption of the Inland Loan Agreement by PGP relieving the Company of any further obligation under the Inland Loan Agreement. Under the terms of the sale, PGP also assigned to Inland its undivided interest in 8,277 gross acres of oil and gas leases in Duchesne County, Utah known as the Ashley Federal Unit bringing the Company's total working interest to 76% in the unit. In addition, the Company assigned to PGP its price protection agreement, dated August 24, 1994, which hedged crude oil production over a four year period beginning January 1996 in monthly amounts ranging from 8,500 barrels to 13,250 barrels. The effective date of the transaction was July 1, 1995.

5.     PURCHASE OF FEDERAL OIL AND GAS LEASES:

  On September 25, 1995, the Company purchased 6,200 gross acres (5,861 net acres) of Federal leases (the "Federal Leases") located in Duchesne and Uintah County, Utah. The Federal Leases have ten year primary terms and provide for annual rentals of $2 per acre and a royalty rate of 12.5%. A downpayment of $1.36 million was made on September 25, 1995 and is reflected as a component of Oil and gas properties on the accompanying September 30, 1995 Consolidated Balance Sheet. The balance due of $5.8 million was paid using proceeds from a $6 million private sale of equity to a significant stockholder on November 6, 1995.

  6.    RELATED PARTY TRANSACTION:

   Effective July 1, 1995, the Company entered into a Farmout Agreement (the "Farmout") with a significant stockholder ("Farmee"). The Farmout covers the period through the end of 1995 and allocates up to $6,600,000 for the drilling and completion of wells in the Monument Butte Field. Under terms of the Farmout, the interest in each drillsite assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% rate of return. The Farmee is also required to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, to reimburse the Company for land, geological, engineering and accounting services. The agreement may be terminated at any time by either party. The accompanying financial statements as of September 30, 1995 include accounts receivable of $300,811 due from the related party and management fee revenue of $158,356 related to the initial nine wells drilled under the Farmout.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation:

GENERAL:

The Company's business emphasis since the Duchesne County Field purchase in March 1993 has been oil and gas development and production. The Company's mining operations are limited to final detoxification, reclamation and closure of the Toiyabe Mine.

Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of IPC. IPC is engaged primarily in oil and gas development and production activities in the Monument Butte Field. At the acquisition date, IPC owned varying working interests in 62 wells of which the majority were operated and located adjacent to the Duchesne County Field. IPC's property interest included 8,508 net acres of oil and gas leases in Utah and 8,847 net acres of mostly undeveloped leasehold in Wyoming. The IPC acquisition was accounted for as a purchase, therefore, the net assets and results of operations of IPC are included in the Company's consolidated financial statements from the acquisition date forward. IPC operates as a wholly-owned subsidiary of the Company.

Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Field. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct water flood operations. On September 25, 1995, the Company further increased its position in the Monument Butte Field by purchasing 6,200 gross acres (5,861 net acres) of Federal Leases which are primarily located immediately East of the Monument Butte Green River "D" Unit.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1995 and 1994:

Continuing  OperationsContinuing  Operations :

The Company acquired IPC effective September 21, 1994 and sold the Duchesne County Field effective July 1, 1995. Accordingly, the results of operations for the third quarter of 1995 includes three months of activity for IPC and no activity relating to the Duchesne County Field, while the results of operations for the third quarter of 1994 includes 10 days of IPC activity and a full three months of operations for the Duchesne County Field.

Sales of oil and gas during the third quarter of 1995 exceeded the previous year third quarter by $222,000 due to the full quarter of IPC sales offset by the loss of revenues from the Duchesne County Field. Monthly oil sales volumes increased to an average of 9,350 barrels ("Bbls") in the third quarter of 1995 (all IPC) from 2,600 Bbls in 1994 (substantially all from the Duchesne County Field). Offsetting the oil volume increase was a decrease to the average price received for oil production from approximately $18.10 Bbl during 1994 to approximately $16.45 Bbl during 1995. Monthly natural gas volumes decreased 12,000 thousand cubic feet ("Mcf") to 3,500 Mcf between comparable three month periods. The decrease is related entirely to the sale of the Duchesne County Field where the majority of the Company's gas volumes were produced. During the third quarter of 1995, gas sales accounted for less than 2% of total oil and gas sales.

Management fees are earned each time a well included in the Farmout reaches total depth. During the third quarter of 1995, nine wells reached total depth. Management fees are calculated as $25,000 per well, proportionately reduced to the Company's interest and net of COPAS drilling overhead charges. No similar arrangement existed in 1994.

Lease operating expenses decreased $42,000 or 22% between third quarters while sales increased 92% between the same periods. The significant change was caused by the sale of the nonoperated Duchesne County Field and the continued focus on lowering lease operating expenses on the Company's remaining properties, the large majority of which are operated. Lease operating expense per barrel of oil equivalent ("BOE") within the Duchesne County Field averaged in excess of $12.50 per BOE during the third quarter of 1994. Lifting costs during the third quarter of 1995, which did not suffer any operating charges from the Duchesne County Field, averaged $4.90 per BOE.

Production taxes as a percentage of sales decreased from 11.9% to 5.7%. This decrease is due to the sale of the Duchesne County Field which, in addition to state production taxes, was subject to severance taxes imposed by the Ute Indian
Tribe.

Exploration expense in 1995 represents the Company's share of costs to retain unproved acreage and costs related to one uneconomic exploration well drilled during the third quarter of 1995. The exploration well had the benefit of saving a 1,286 gross acre (779 net acre) lease for two years.

Depletion, depreciation and amortization increased consistent with the increased sales volumes between periods.

General and administrative expenses increased approximately $36,000 between periods. The majority of the general and administrative increase is related to salaries, payroll taxes and employee benefits as the Company's employee base grew from seven employees during the majority of the third quarter of 1994 to twenty-five employees at September 30, 1995. The increase in employees was required since the Company became an operator of properties through the merger with IPC and to administer the 1995 drilling program. The remaining increase is associated with the cost of operating with a larger employee base such as additional travel, supplies and utilities expense.

Interest expense represents the financing cost of borrowings under IPC's loan agreement with JEDI (the "IPC Loan Agreement") which totaled $4 million at September 30, 1995. Only a small amount of debt was outstanding during the third quarter of 1994.

Other income in 1995 primarily represents interest earned on the investment of surplus cash balances and certain oil trading income.

Discontinued Operations:Discontinued Operations

The Company considers all mining activities to be discontinued operations. Since March 1994, the Company's only mining activity has been the Toiyabe Mine. Reclamation activities at the Toiyabe Mine during 1994 concentrated on the detoxification of leach pad #1 which, based on sampling results, appears to be approaching the toxicity guidelines as established in the reclamation plan. The focus of reclamation activities in 1995 has been the detoxification of leach pad #2 using procedures similar to those performed on leach pad #1 in the previous year.

During the third quarters of 1995 and 1994, the Company incurred net reclamation costs of $52,000 and $93,500, respectively. Since operating procedures were similar in each year on different pads, the cost differential is attributed to variable expenses such as supplies, repairs, etc. offset by incidental mineral recoveries. In each period, reclamation costs were charged against the reclamation reserve and, therefore, did not impact the Consolidated Statement of Operations. Based on factors known or anticipated at September 30, 1995, the Company believes that the reclamation reserve of $324,000 will be sufficient to fully reclaim the Toiyabe Mine in compliance with established environmental standards.

Nine Months Ended September 30, 1995 and 1994:

Continuing  OperationsContinuing  Operations :

The Company acquired IPC effective September 21, 1994 and sold the Duchesne County Field effective July 1, 1995. Accordingly, the results of operations for the first nine months of 1995 includes nine months of IPC activity and six months of activity from the Duchesne County Field, while the results of operations for the first nine months of 1994 includes only 10 days of IPC activity and a full nine months of activity from the Duchesne County Field.

Sales the first nine months of 1995 exceeded the same period in the previous year by $948,000 due to the IPC sales offset by three less months of Duchesne County Field sales. Monthly consolidated sales volumes increased to an average of 9,700 Bbls of oil and 9,700 Mcf of natural gas from 2,600 Bbls and 15,100 Mcf in 1994. In addition, the average price received for oil production increased from $16.20 Bbl during 1994 to $17.00 Bbl during 1995. Natural gas prices fell from an average price of $1.85 Mcf in 1994 to $1.30 Mcf during 1995.

Lease operating expenses increased $357,000 between periods primarily due to the IPC operations in 1995 offset by three months less of Duchesne County Field expenses. As explained more thoroughly in the previous analysis for the three month period ended September 30, 1995, the Company sold the nonoperated Duchesne County Field and continues to focus on lowering lifting costs on operated properties. Lease operating expense per BOE decreased from $12.27 for the year ended December 31, 1994 to $10.25 for the six month period ended June 30, 1995 to $4.90 for the three month period ended September 30, 1995.

The increase in production taxes and depletion, depreciation and amortization between periods is consistent with the increased sales volumes in 1995.

Exploration expense in 1995 represents the Company's share of costs to retain unproved acreage and costs related to one uneconomic exploration well drilled during the third quarter of 1995. The exploration well had the benefit of saving a 1,286 gross acre (779 net acre) lease for two years.

General and administrative expenses increased approximately $460,000 between periods. After removing a one-time severance accrual charge of $142,000, the increase was $318,000 between periods. The majority of the general and administrative increase is related to salaries, payroll taxes and employee benefits as the Company's employee base grew from seven employees at the IPC merger date to twenty-five employees at September 30, 1995. The increase in employees was required since the Company became an operator of properties through the merger with IPC and to administer the 1995 drilling program. The remaining increase is associated with the cost of operating with a larger employee base such as additional travel, supplies and utilities expense.

Interest expense represents the financing cost of borrowings in 1995 under the Inland Loan Agreement, IPC Loan Agreement and other debt assumed during the merger with IPC. Only a small amount of debt was outstanding during the initial nine months of 1994.

Other income in 1995 primarily represents interest earned on the investment of surplus cash balances and certain oil trading income.

Discontinued Operations:Discontinued Operations

The Company considers all mining activities to be discontinued operations. During the first quarter of 1994, the Company sold an undeveloped mining property for $222,500. Since March 1994, the Company's only mining activity has been the Toiyabe Mine. Reclamation activities at the Toiyabe Mine during 1994 concentrated on the detoxification of leach pad #1 which, based on sampling results, appears to be approaching the toxicity guidelines as established in the reclamation plan. The focus of reclamation activities in 1995 has been the detoxification of leach pad #2 using procedures similar to those performed on leach pad #1 in the previous year.

During the initial nine months of 1995 and 1994, the Company incurred net reclamation costs of $210,000 and $230,000, respectively. Since operating procedures were similar in each year on different pads, the cost differential is attributable to variable expenses such as supplies, repairs, etc. offset by incidental mineral recoveries. In each period, reclamation costs were charged against the reclamation reserve and, therefore, did not impact the Consolidated Statement of Operations. Based on factors known or anticipated at September 30, 1995, the Company believes that the reclamation reserve of $324,000 will be sufficient to fully reclaim the Toiyabe Mine in compliance with established environmental standards.

LIQUIDITY AND CAPITAL RESOURCES:

During the initial nine months of 1995, the Company's unrestricted cash and cash equivalents increased $1,364,000 to $3,056,000 and working capital increased by $1,318,000 to $1,266,000. The positive change was the result of the Duchesne County Field sale. Under the terms of the sale, the Company received $2.95 million in unrestricted cash at closing on September 19, 1995. In addition, PGP assumed the $2.5 million outstanding under the Inland Loan Agreement, of which $1.8 million was outstanding as a current liability at December 31, 1994 thereby negatively affecting working capital at that date. On September 25, 1995, the Company was the winning bidder for the Federal Leases and paid a $1.36 million downpayment using unrestricted cash. The balance due for the Federal Leases of $5.8 million was paid on November 6, 1995 using proceeds from a $6 million private equity placement which closed on November 6, 1995.

Outside of the Duchesne County Field sale, the only other significant unrestricted cash sources in 1995 were $608,000 of receipts under the contract with the Department of Energy ("DOE") and $158,000 of management fees earned under the Farmout. Other significant unrestricted cash uses during 1995 included reclamation activities at the Toiyabe Mine site of $210,000, principal payments on long-term debt of $120,000, payment of general and administrative expenses of $852,000 (net of overhead reimbursements) and payment of $375,000 to the IPC restricted account to cover minimum net cash flow deficiencies under the IPC Loan Agreement.

On September 21, 1994, the Company entered into the IPC Loan Agreement with JEDI, an affiliate of Enron Corp., to provide nonrecourse financing for the development of the Monument Butte Field. The production loan portion of the facility includes the initial $1.5 million of borrowings and bears interest at prime plus 1.5%. The development loan portion includes the next $3.5 million of advances beyond the initial $1.5 million production loan for a maximum combined commitment of $5.0 million. The development loan portion of the facility bears interest at prime plus 4% plus an equity yield enhancement in the form of an 8.5% overriding royalty interest, proportionately reduced by the Company's interest in the oil and gas properties, commencing January 28, 1996 and continuing until the internal rate of return to JEDI equals 19% on the development loan. Each advance is also subject to a 1% loan commitment fee. Interest only is payable until December 31, 1995. After that point, the outstanding balance will be scheduled over 60 monthly installments of principal and interest. The Company is required to meet certain minimum ratios, generate or contribute agreed upon levels of monthly net cash flow and maintain a commodity price hedging agreement. The IPC Loan Agreement is collateralized by the Company's interest in the Monument Butte Field. At September 30, 1995, the Company had borrowed $4.0 million under the IPC Loan Agreement.

Substantially all oil and gas properties of the Company are mortgaged under the IPC Loan Agreement. Under that agreement, the loan proceeds and net cash flows (generally defined as production revenue less production taxes and lease operating costs) from mortgaged properties are required to be maintained in a segregated account and are not available for general corporate purposes. Funds in the segregated account may be used for project costs and to make principal and interest payments as they become due. During 1995, the Company borrowed $1,900,000 under the IPC Loan Agreement and further developed the Monument Butte Field. Development expenditures included the drilling cost of five development wells, four exploratory wells and one water injection well. At September 30, 1995, $285,000 of cash was restricted for use under the IPC Loan Agreement.

As a result of the restrictions on borrowings under the IPC Loan Agreement, the Company is required to cover the net reclamation costs of the Toiyabe Mine, net general and administrative expenses, capital expenditures on non-mortgaged properties and contributions to cover minimum net cash flow deficiencies under the IPC Loan Agreement out of its unrestricted cash holdings and management fees earned under the Farmout. As noted above, on November 6, 1995, the Company sold $6 million of equity and paid the balance due of $5.8 million on the Federal Leases yielding a net increase to unrestricted cash of $200,000. The Company believes that unrestricted cash holdings and sources will be sufficient to cover unrestricted cash uses throughout 1995 and 1996.

Effective July 1, 1995, the Company entered into a Farmout Agreement covering the period through the end of 1995 that allocates up to $6,600,000 for the drilling and completion of wells in the Monument Butte Field. Under terms of the Farmout, the interest in each drillsite assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% rate of return. The Farmee is also required to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, to reimburse the Company for land, geological, engineering and accounting services. The agreement may be terminated at any time by either party. Through September 30, 1995, the Company had drilled nine wells under the Farmout and anticipates drilling an additional fourteen wells during the fourth quarter of 1995.

The IPC Loan Agreement requires the Company to maintain price protection agreements to help insure the repayment of indebtedness. In satisfaction of this requirement, on November 22, 1994 the Company entered into a commodity contract with JEDI, through its affiliate Enron Risk Management Services Corp. Under terms of the contract, the Company hedged crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge was structured as a cost free collar whereby if the average monthly price (based on NYMEX Light Sweet Crude Oil Futures Contracts) (the "Average Price") is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the Average Price is less than $18.00, the Company is paid the difference between $18.00 and the Average Price, multiplied by barrels of crude oil hedged that month. Similarly, should the Average Price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the Average Price, multiplied by barrels of crude oil hedged that month. Since the hedged quantities are based on expected future development in the Monument Butte Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling price of $20.55 and development activities not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should risk factors begin to materialize.

The Company has also entered into similarly structured commodity contracts on August 4, 1994 and January 18, 1995 which cover the period ending December 31, 1995. These contracts hedge an aggregate 6,000 Bbls of oil each month with a "cost-free" range from $17.00 to $20.00 per Bbl. Because recent net production has averaged in excess of 6,000 Bbls per month and because the actual average sales price of oil in the field has approximated the Average Price in the contract, these contracts do not currently subject the Company to significant financial exposure. The Company recognized a hedging loss of $5,400 during the first nine months of 1995 under these contracts.

On October 26, 1995, the Company agreed to terms with TCW Asset Management Company ("TCW") to provide the Company with $25 million in senior secured debt. Upon closing, the Company will use proceeds to retire the $4 million outstanding under the IPC Loan Agreement and to fund capital expenditures for the development of the Monument Butte Field throughout 1996. The loan will be collateralized by the Company's interest in the Monument Butte Field and other assets. Borrowings will be subject to a collateral coverage ratio based on the amount of indebtedness that can be supported by proved oil and gas properties plus the value of certain undeveloped acreage and working capital. The facility bears interest at 10% per annum plus an equity yield enhancement in the form of a 7% overriding royalty interest, proportionately reduced by the Company's interest in the oil and gas properties, continuing until the internal rate of return to TCW equals 16% at which time the overriding royalty reverts to 3%, as proportionately reduced, until the internal rate of return to TCW equals 22%. After TCW has achieved a 22% rate of return, the overriding royalty interest reverts to the Company. Interest only is payable quarterly until March 31, 1997 at which time the balance will be amortized on a quarterly basis over the eight years ending December 31, 2004. The Company anticipates closing on this transaction before the end of November 1995.

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

The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At September 30, 1995, the Company had recognized a liability of $324,000 to cover the future costs of reclaiming the Toiyabe Mine.

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

          10.1 First Amendment to Warrant Agreement between Kyle R. Miller and the Company, dated October 19, 1995. *

          27.1 Financial Data Schedule required by Item 601 of Regulation
     S-B.*

*           Filed herewith.

PART II.  OTHER       INFORMATION

                            INLAND RESOURCES INC.



Item 6.   Exhibits and Reports on Form 8-K (Continued).

          (b)  Reports on Form 8-K:

               (i)  Item 2 - Acquisition or Disposition of Assets, filed
                              September 19, 1995
                    Item 7 - Financial Statements and Exhibits, filed
                              September 19, 1995
                    Pro Forma Consolidated Balance Sheet as of June 30,
                              1995
                    Pro Forma Consolidated Income Statement for six months
                              ended June 30, 1995
                    Pro Forma Consolidated Income Statement for the year
                              ended Dec. 31, 1994

                      INLAND RESOURCES INC.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INLAND RESOURCES INC.
                                   (Registrant)


Date:   November 13, 1995
                                   By:   /s/  Kyle R. Miller
                                        Kyle R. Miller
                                        Chief Executive Officer


Date:  November 13, 1995                By:   /s/  Michael J. Stevens
                                         Michael J. Stevens
                                        Controller (Principal Accounting
                                        Officer)







                                  S:\CLIENT-I\09004\300\3RD\10Q95-3.