Form 10KSB
period 1995-12-31
INLAND RESOURCES INC
filed 1996-04-01
CIK 717754

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (fee required)
           For the fiscal year ended December 31, 1995
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (no fee required)
     For the transition period              to

                 Commission file number 0-16487

                      INLAND RESOURCES INC.
          (Name of small business issuer in its charter)
           Washington                   91-1307042
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)               Identification No.)

           475 17th Street, Suite 1500,
            Denver, Colorado            80202
          (Address of principal         (Zip Code)
          executive offices)

 Registrant's telephone number, including area code:  (303)
292-0900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
YES   X   NO                                                    1
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.  [
]

The registrant's revenues for its most recent fiscal year were:
$2,230,988

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of such stock, was $7,089,000 as of March 1, 1996.

At March 1, 1996, the registrant had outstanding 40,927,999 shares of par value $.001 common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy
Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on May 22, 1996.

Transitional Small Business Disclosure Format (check one):

               Yes ______          No     X

                        TABLE OF CONTENTS

                              PART I
ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . 3
     General . . . . . . . . . . . . . . . . . . . . . . . . . 3
     Merger with Inland Production Company (formerly known as
          Lomax Exploration Company) . . . . . . . . . . . . . 4
     Mining Operations . . . . . . . . . . . . . . . . . . . . 4
     Sale of Duchesne County Fields. . . . . . . . . . . . . . 5
     Acquisition of Federal Leases . . . . . . . . . . . . . . 5
     Oil and Gas Operations. . . . . . . . . . . . . . . . . . 5
          Operations . . . . . . . . . . . . . . . . . . . . . 5
          Secondary Recovery Enhancement Activities. . . . . . 6
          Markets. . . . . . . . . . . . . . . . . . . . . . . 7
          Gas Gathering Systems. . . . . . . . . . . . . . . . 8
          Regulation . . . . . . . . . . . . . . . . . . . . . 8
          Environmental. . . . . . . . . . . . . . . . . . . . 8
          Competition. . . . . . . . . . . . . . . . . . . . . 9
          Operational Hazards and Insurance. . . . . . . . . . 9
          Title to Properties. . . . . . . . . . . . . . . . . 9
     Employees . . . . . . . . . . . . . . . . . . . . . . . . 9
ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . 9
     Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . 9
          Acreage. . . . . . . . . . . . . . . . . . . . . .  10
          Productive Oil and Gas Wells . . . . . . . . . . .  10
          Reserves . . . . . . . . . . . . . . . . . . . . .  11
          Volumes, Prices and Production Costs . . . . . . .  12
          Drilling Activities. . . . . . . . . . . . . . . .  13
     Mining. . . . . . . . . . . . . . . . . . . . . . . . .  13
     Other Property. . . . . . . . . . . . . . . . . . . . .  14
ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  14

                             PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . .  15
     Results of Operations Fiscal 1995 Compared to 1994. . .  16
          Continuing Operations. . . . . . . . . . . . . . .  16
          Discontinued Operations. . . . . . . . . . . . . .  18
          Extraordinary Loss . . . . . . . . . . . . . . . .  19
     Liquidity and Capital Resources . . . . . . . . . . . .  19
     Inflation and Changes in Prices . . . . . . . . . . . .  21

ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .  22
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .  22

                             PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT*
ITEM 10.  EXECUTIVE COMPENSATION*
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT*
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8K . . . . . .  22
_________________________
    *   Incorporated by reference to Proxy Statement.

                    INLAND RESOURCES INC.

                           PART I



ITEM 1.  DESCRIPTION OF BUSINESS

General

     Inland Resources Inc. ("Inland" or the "Company") was incorporated on August 12, 1985 in the State of Washington for the purpose of acquiring, exploring and developing interests in mining properties. During 1987, Inland developed a leased property located on the Eureka-Battle Mountain gold belt in central Nevada (the "Toiyabe Mine"). Operations at the Toiyabe Mine have included open-pit mining, crushing, agglomeration, heap leaching and gold and silver recovery processes. During 1992, processing activities ceased and Inland began reclamation procedures as further discussed under "Mining Operations" below.

     During 1992, Inland's Board of Directors began investigating and evaluating business opportunities in areas other than precious metals mining. The Board agreed, however, that Inland's emphasis should continue in the natural resource industry segment. This investigation and evaluation culminated on February 23, 1993, when the Board approved Inland's acquisition of an undivided 50% interest in certain oil and gas leases and other assets located in Duchesne County, Utah (the "Duchesne County Fields"), for a purchase price of approximately $3 million in cash (obtained from the sale of gold and silver inventory) and an option granted to the seller to acquire 2,008,894 shares of Inland's common stock, par value $.001 per share ("Inland Common Stock"), (approximately 12% of the outstanding shares at such time) at any time prior to April 1, 1996 for a purchase price of $0.65 per share (an aggregate of $1,305,781). The acquisition was consummated with a March 1, 1993 effective date. On September 19, 1995, Inland sold its undivided working interest in the Duchesne County Fields, as further described below under "Sale of Duchesne County Fields."

     Effective upon the acquisition of the Duchesne County
Fields, Inland's mining operations were limited to final detoxification, reclamation and closure of the Toiyabe Mine, and Inland's business emphasis shifted to oil and gas development and production.

     Inland's strategy for achieving profitability is to increase reserves and production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. This increased level of production should allow for more efficient operations at the field level which in turn should have a positive impact on Inland's equivalent per barrel lifting costs. In addition, general and administrative costs should decrease in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. Inland also has protected the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of Inland's plan to achieve profitability is primarily dependent on locating and purchasing properties on terms acceptable to Inland, continuing to secure sufficient capital to acquire target properties and conduct extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

  Inland does not generally intend to pursue exploratory drilling in undeveloped oil and gas properties due to the industry's relatively high historical failure rate relating to exploratory drilling and the resulting higher associated finding costs. However, from time to time Inland may for various reasons determine to drill exploratory wells in certain areas considered strategic by it.

Merger with Inland Production Company (formerly known as
Lomax Exploration Company)

  Consistent with its strategy of increasing reserves and
production through acquisition of existing oil and gas
production in developed fields, effective September 21,
1994, Inland acquired by triangular merger (the "Merger")
all of the common and preferred stock of Lomax Exploration      6
Company, now known as Inland Production Company ("IPC"), in
exchange for 7,704,508 shares of Inland Common Stock and
107,546 shares of Inland Series A convertible preferred
stock, par value $.001 per share (each share of which is
presently convertible into 93.995 shares of Inland Common
Stock) ("Inland Series A Preferred Stock").  Such shares of
Inland Common Stock and Inland Series A Preferred Stock were issued pursuant to a registration statement on Form S-4,
Commission file no. 33-80392 (the "Form S-4 Registration
Statement"), filed with the Securities and Exchange
Commission ("Commission") that became effective August 3,
1994, and following approvals of the transactions by the
stockholders of both Inland and IPC at special meetings held
August 29, 1994.   The Inland Series A Preferred Stock bears
a dividend of 8% per annum on the Redemption Price (defined below); has a liquidation preference over Inland Common
Stock equal to $50.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $50.00 per share during the first year after the effective date of the Merger, $54.00 per share during the second year and $58.32 per share, plus accumulated and unpaid dividends, during the third year or thereafter; is convertible at a "Conversion Price" of $0.60 per share
(divided into the applicable Redemption Price then in effect) subject to certain anti-dilution adjustments; and is initially entitled to elect three of the seven members of the Board of Directors of Inland. At the time of the Merger, IPC owned working interests varying from 4% to 100% in 8,508 net acres of oil and gas leases in the Uinta Basin
Area located in Duchesne and Uintah Counties, Utah, in the oil and gas field known as the "Monument Butte Field", and also owned oil and gas properties in the States of Wyoming and Oklahoma. References to "Inland" or the "Company" herein shall include its subsidiary, IPC, on a consolidated basis, unless the context clearly indicates otherwise.

Mining Operations

  Inland's mining operations are limited to the final
detoxification, reclamation and closure of the Toiyabe Mine
in compliance with Nevada and federal laws.  Effective
January 1, 1994, Inland entered into a contract with a
nonaffiliated entity, GD Resources, Inc. ("GDR"), to assist
it as a general contractor in the detoxification and
reclamation of the Toiyabe Mine.  Inland reimburses GDR's       7
costs in connection with the performance of its services,
pays a management fee of up to $3,500 per month, leases from
GDR certain equipment to be used in the detoxification and
reclamation and pays certain other fees or charges as
needed.  There are numerous federal and state laws and
regulations related to environmental protection which have
direct application to mining and processing activities.  The more significant of these laws deal with mined land
reclamation and the prevention of ground water contamination from mining and processing operations.  Inland estimates
that between $575,000 and $900,000 will be expended over the five years subsequent to December 31, 1995 in connection
with the detoxification and reclamation of the Toiyabe Mine
and has established a reserve for mine reclamation of
$600,000.  Although the ultimate future reclamation cost is
dependent upon certain events which cannot be precisely
predicted, Inland believes that based on factors presently
known or anticipated, the current reserve of $600,000 will
be adequate to fully reclaim the Toiyabe Mine in compliance
with Nevada and federal laws. However, should unforeseen
circumstances arise that cause the closure timetable to be
delayed or additional labor, material and holding costs to
be incurred, future reclamation exposure could exceed
$900,000.  See Item 6 - "Management's Discussion and
Analysis of Results of Operations and Financial Condition
- --Results of Operations -- Fiscal 1995 Compared to 1994."
Sale of Duchesne County Fields
  On September 19, 1995, Inland sold its undivided 50%
interest in the Duchesne County Fields to Petroglyph Gas
Partners, L.P. ("PGP").  The purchase price paid by PGP was
(i) $3 million in cash (less $53,000 in net closing
adjustments among the parties); (ii) the assumption by PGP
of Inland's liability under its Loan Agreement, dated August
24, 1994, with Joint Energy Development Investments Limited
Partnership ("JEDI"), a nonrecourse loan having an
outstanding balance at September 19, 1995 of $2.5 million
(the "Inland Loan Agreement"); and (iii) the assignment by
PGP to Inland of PGP's undivided 38.23% interest in 8,277
gross acres of oil and gas leases located within the
Monument Butte Field in Duchesne County, Utah (the "Ashley
Federal Unit") bringing Inland's total interest in the
Ashley Federal Unit to 76.47%.  The sale was effective July
1, 1995. JEDI consented to the sale and the assumption of
the Inland Loan Agreement by PGP, therefore, Inland has no
further liability or obligation under the Inland Loan           8
Agreement.

Acquisition of Federal Leases

  In November 1995, IPC entered into four oil and gas leases (the "Utah Federal Leases") with the Department of Interior covering 6,200 gross acres (5,861 net acres) located within the Monument Butte Field. The aggregate purchase price for the Utah Federal Leases was $7,157,646, which was paid in cash from funds on hand. The leases provide for payment of annual rentals of $2 per acre and a royalty rate of 12.5%. The Utah Federal Leases did not have any producing wells at the purchase date causing all of the acreage to be considered undeveloped. A portion of the purchase price for the Utah Federal Leases was obtained from a sale by Inland of 12,000,000 shares of Common Stock to Pengo Securities Corp. ("Pengo"), an affiliate of Randall D. Smith and Woodstead Associates II, L.P., for consideration of $6 million in cash ($.50 per share). Pengo and such affiliates presently beneficially own approximately 20,600,000 shares of Common Stock, or approximately 50% of the issued and outstanding shares of Common Stock.

Oil and Gas Operations

  Operations.  Presently, all oil and gas acreage, wells,
gas gathering systems and other oil and gas related tangible assets are owned by IPC.  The only property owned directly
by Inland is the Toiyabe Mine. IPC serves as operator for
the drilling, completion and operation of the majority of
wells in which it has an interest within the Monument Butte
Field.  John E. Dyer, Vice President and Chief Operating
Officer of Inland, evaluates drilling, exploration,
reworking and secondary recovery enhancement operations for
the Company.  Field operations of the Company are performed
from a production office located in Roosevelt Utah.
  On August 24, 1994, Inland entered into the Inland Loan
Agreement with JEDI, an affiliate of Enron Corp., to provide nonrecourse financing for the development of the Duchesne
County Fields.  As noted above, the Inland Loan Agreement
was assumed by PGP and JEDI released Inland from further
liability or obligation under the Inland Loan Agreement.  On
September 21, 1994, IPC entered into a separate Loan
Agreement with JEDI to provide nonrecourse financing for the
development of the IPC oil and gas properties (the "IPC Loan    9
Agreement"). The IPC Loan Agreement was paid in full by IPC from the proceeds of a Credit Agreement (the "TCW Loan
Agreement") dated November 29, 1995 between IPC, Inland,
Trust Company of the West and affiliated entities
(collectively, "TCW"), which provides a recourse loan facility to IPC of up to $25 million for development of its oil and gas properties.

  IPC drew down an initial $5 million under the TCW Loan
Agreement on November 29, 1995, of which $4,123,500 was used to repay the IPC Loan Agreement, $400,000 was used to pay
closing costs associated with the TCW Loan Agreement and
$476,500 was used for working capital.  The remaining $20
million of loan availability will be used to fund IPC's
development drilling program in the Monument Butte Field
during 1996.  The TCW Loan Agreement provides that IPC may
borrow up to the additional $20 million during the
commitment period, which expires on September 30, 1996,
unless earlier terminated pursuant to certain provisions.
The TCW Loan Agreement bears interest at a rate of 10% per
annum.  Interest is payable quarterly, commencing March 27,
1996, and minimum payments of principal will be required
quarterly, commencing in March 1997, in the following
amounts per quarter: $275,000 in 1997, $550,000 in 1998,
$1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001,
$750,000 in 2002, $425,000 in 2003, and $350,000 in 2004,
with the final payment being due and payable on December 31,
2004.  Commencing in March 1997, additional principal
payments may be due under certain circumstances out of
excess cash flow, as defined in the TCW Loan Agreement.  In
addition to these payments, IPC granted TCW an equity yield
enhancement in the form of an initial 7% overriding royalty
interest, proportionately reduced by IPC's working interest
in the oil and gas properties, commencing November 29, 1995
and continuing until the internal annual rate of return to
TCW equals 16% on the aggregate amounts advanced to IPC
under the TCW Loan Agreement, at which time it reduces to 3%
until TCW's internal annual rate of return equals 22%.  IPC
paid a loan commitment fee of $250,000 upon closing of the
TCW Loan Agreement.  IPC is required to meet certain minimum ratios, is subject to covenants not to engage in various
activities without TCW's prior consent, and may not pay any
dividends or make any other distributions to Inland without
TCW's prior written consent.  The TCW Loan Agreement is
collateralized by IPC's interest in substantially all of its   10
oil and gas and other properties. At December 31, 1995, IPC had borrowed $5 million under the TCW Loan Agreement.
Inland has also guaranteed repayment of all amounts advanced under the TCW Loan Agreement together with accrued interest thereon, and Inland may not pay any dividends or make other distributions to its stockholders without TCW's prior written consent.

  Effective July 1, 1995, the Company entered into a
Farmout Agreement (the "Farmout") with Randall D. Smith (the "Farmee") covering the six month period through December 31, 1995. Twenty-one wells totaling approximately $6.8 million were drilled (of which 20 were completed and one was a dry hole) under the Farmout in the Monument Butte Field. Under terms of the Farmout, the interest in each drill site assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% annual rate of return. The Farmee is also required to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, as reimbursement to the Company for land, geological, engineering and accounting services. Ryder Scott Company, an independent engineering firm, performed an analysis of the Farmout properties (all proved developed) at January 1, 1996 using current SEC guidelines and valued them at $11,565,000 using a 10% discount factor. The Company emphasizes that reserve estimates are imprecise and may be expected to change as additional information becomes available.

  On November 22, 1995, the Company entered into an
Option Agreement with the Farmee which allows the Company
the right to purchase the Farmout interests on March 10,
1997 by issuing Common Stock of the Company. The value of
the Farmout interests on March 10, 1997 (the "Farmout
Value") is computed using the Payout calculation as defined
in the Farmout. The  number of shares of the Company's
Common Stock to be issued is calculated by dividing the
Farmout Value by a value of $0.50 per Common Share.  In
addition, the Company issued the Farmee a Warrant
Certificate dated November 22, 1995 whereby if the Company
does not exercise its rights under the Option Agreement on     11
March 10, 1997, the Farmee has three days to purchase for cash the number of shares of the Company's Common Stock equal to the Farmout Value divided by a value of $0.50 cents per Common Share. The Company expects to exercise the Option Agreement since it is a requirement under the TCW
Loan Agreement. Subject to changes in oil price, operating costs, production rates and other factors, the Company estimates the Farmout Value on March 10, 1997 to be between $3.75 and $4.25 million, which would cause the issuance of
7.5 million to 8.5 million new shares of the Company's
Common Stock.

  Inland will actively seek to acquire other producing oil and gas properties upon terms considered to be attractive by Inland. Generally, Inland does not plan to engage in oil and gas exploration and development in new or unproven areas, and plans to focus its acquisition efforts on proven properties with a history of ongoing production.
However, from time to time Inland may for various reasons determine to purchase unproven properties or drill exploratory wells in certain areas considered strategic by Inland. All such oil and gas activities will be conducted through IPC.

     Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Monument Butte Field through water flooding. Water flooding consists of drilling a water injection well or converting an existing producing well into a water injection well and then pumping volumes of water at acceptable pressures and injection rates into the well and into the oil producing horizons of the reservoir to maintain higher reservoir pressures and increase production in other producing wells connected to that reservoir. IPC proved the geology of certain portions of the Monument Butte Field is susceptible to such flooding techniques.

     IPC has been engaged in secondary waterflood operations
in the Monument Butte Field since 1987, and currently has
five approved water flood units or areas; the Monument Butte
Unit, the Gilsonite Unit, the Travis Unit, the Boundary Unit
and the Monument Butte Northeast Area. In 1995, IPC
continued development of water flood operations by drilling
five development wells and one lease line injection well
within or immediately outside of these water flood project     12
areas. Water injection operations continued throughout the year in the Monument Butte and Gilsonite Units. Water injection in the Travis Unit ceased in July 1995 pending the formulation of a new strategy for injection zones and injection patterns. The Boundary Unit and Monument Butte
Northeast Area are expected to begin water injection operations during 1996.

     On January 12, 1989, IPC entered into an agreement with the Johnson Water District to take up to 5,000 barrels of water per day ("BWPD"), subject to availability, from their water pipeline to provide water for IPC's water flood injection operations in the Monument Butte Field until such time as IPC terminates the agreement. IPC also purchases approximately 500 BWPD from a neighboring operator for injection operations in the Gilsonite Unit. During February 1996, IPC successfully drilled a water source well in the Boundary Unit capable of supplying 500 barrels per day of injection quality water for the Boundary Unit and surrounding area. IPC currently injects approximately 1,000 BWPD into the Monument Butte Unit and 500 BWPD into the Gilsonite Unit. Before the end of 1996, IPC expects to be injecting between 4,000 and 5,000 BWPD into the various secondary recovery enhancement projects. Inland believes that the agreement with the Johnson Water District, excess capacity from neighboring operators and existing groundwater sources will provide sufficient water to facilitate significant water flood operations.

     In October 1992, IPC and the U. S. Department of Energy ("DOE") signed a cooperative agreement to further develop oil production and reserves in the Monument Butte Field by using secondary water flood recovery. The agreement is a cost sharing program pursuant to which the DOE reimburses IPC and its working interest partners 41.5% of the total project expenditures. Total project expenditures for the three year project were $4.4 million, of which the DOE's share was approximately $1.8 million. As of December 31, 1995, substantially all expenditures under this program were incurred and IPC expects to receive an additional $30,700 from the DOE for IPC's share of the project costs. IPC has also contracted with the University of Utah to conduct certain research for IPC regarding its water flood techniques.

     Markets.  The availability of a ready market and the      13
prices obtained for IPC's oil and gas depend on many factors beyond IPC's control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on IPC's proved reserves, revenues, profitability and cash flow, although the Company has mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is sold at the posted field price (an industry term for the fair market value of oil in a particular field) less a deduction of approximately $0.85 per barrel for oil quality adjustments. The posted field price ranged from $16.50 to $20.00 during 1995 and $13.75 to $20.50 during 1994, and was an average of $19.00 per barrel on December 31, 1995.

     The natural gas produced by IPC not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.00 to $1.87 during 1995 and $1.26 to $2.31 per Mcf of gas during 1994.
The Company did not sell any natural gas on the spot market during December 1995. IPC has entered into three separate gas purchase agreements with Interline Natural Gas, Inc. ("Interline") with respect to the Monument Butte Field.

     Pursuant to one of these gas purchase agreements, IPC has dedicated its gas production from the "Monument Butte Unit", the "Boundary Unit", and the "Gilsonite Unit" to Interline until October 31, 1997 and thereafter on a year to year basis until either party cancels the contract upon 180 days' notice. IPC is paid for gas sold to Interline in the amount by which the price received by Interline for its gas resales exceeds $1.65 per MMBTU. If the price received by Interline exceeds $3.30 per MMBTU, then IPC and Interline share in the proceeds above $3.30 MMBTU on a 50/50 basis. The price of gas under this contract at December 31, 1995 was $1.34 per MMBTU.

     IPC has also dedicated its gas production in the "Castle
Peak" prospect to Interline under a gas purchase agreement
that may terminate when $60,000 has been recovered  by
Interline.  Currently, because the $60,000 has not been        14
recovered by Interline, IPC receives 10% of the gas proceeds after transportation costs. When the $60,000 is recovered, the net gas proceeds will be shared on a 50/50 basis until either party cancels the contract with 90-days' notice. The net revenue for payout purposes of the $60,000 is defined as net gas proceeds less taxes and operating expenses incurred by Interline inclusive of a prorated overhead and direct charges allocated to the gas sales.

     IPC sells its gas in the "Travis Unit" to Interline pursuant to a gas transportation contract. IPC pays a transportation charge of $.25 per Mcf to Interline. The contract is cancellable by either party upon 30 days written notice.

     During 1995 and 1994, Inland and IPC (on a combined basis) sold approximately 21% and 44%, respectively, of their combined oil production to EOTT Energy Corporation, and approximately 78% and 54%, respectively, to Chevron U.S.A. They sold approximately 58% and 82%, respectively, of their combined gas production to Grand Valley Gas Company and approximately 42% and 18%, respectively, to Interline. Subsequent to the sale of the Duchesne County Fields, substantially all oil sales were to Chevron and substantially all gas sales were to Interline. Inland believes that the loss of either Chevron or Interline as a purchaser of its production would not have a material adverse effect on its results of operations due to the availability of other purchasers in the area.

     Gas Gathering Systems.  IPC owns an undivided 43% and
81% partnership interest in the Castle Peak Pipeline and West Monument Butte Pipeline gas pipeline facilities for transporting its natural gas production to an existing market. The remaining interests are owned by working interest owners of the respective producing wells and other parties.

     Regulation.  IPC's oil and gas exploration, production
and related operations are subject to extensive rules and
regulations promulgated by federal and state agencies.
Failure to comply with such rules and regulations can result in substantial penalties.  The regulatory burden on the oil
and gas industry increases IPC's cost of doing business and
affects its profitability.  Because such rules and regulations
are frequently amended or interpreted, Inland is unable to     15
predict the future cost or impact of complying with such laws.
These laws and regulations include state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.
For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Inland may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

     Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. However, no Utah regulations provide such production limitations with respect to the Monument Butte Field.

     Inland does not expect compliance with any of the foregoing ordinances or regulations to have any material adverse effect on its oil and gas production and secondary recovery enhancement activities.

     Environmental.   Inland is subject to numerous laws and
regulations governing the discharge of materials into the
environment or otherwise relating to environmental protection.
These laws and regulations may require the acquisition of a
permit before drilling commences, restrict the types,
quantities and concentration of various substances that can be released into the environment in connection with drilling and
production activities, limit or prohibit drilling activities   16
on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from Inland's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of Inland, as well as the oil and gas industry in general. Inland does not presently anticipate that it will in the near future be required to expend amounts relating to its oil and gas operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, Inland is unable to predict the ultimate cost of such compliance. However, see the discussions at Item 6 - "Management's Discussion and
Analysis of Results of Operations and Financial Condition" for a discussion of the material expenditures already made, and expected to be made, to reclaim Inland's Toiyabe Mine in compliance with established governmental standards.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances under CERCLA and may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Inland is not presently aware of any potential claims against Inland in this regard.

     Competition.  Many companies and individuals are engaged
in the oil and gas business.  Inland is faced with strong      17
competition from major oil and gas companies and other independent operators attempting to acquire prospective oil and gas leases, producing oil and gas properties and other mineral interests. Some competitors are very large, well-established companies with substantial capabilities and long earnings records. Inland may be at a disadvantage in acquiring oil and gas prospects since it must compete with individuals and companies which have greater financial resources and larger technical staffs than Inland.

     Operational Hazards and Insurance. Inland's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     IPC maintains insurance of various types to cover its operations. IPC is also required under various operating agreements to maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and to name IPC and others as additional insureds thereunder. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Inland's financial condition and results of operations. Moreover, no assurances can be given that IPC will be able to maintain adequate insurance in the future at rates it considers reasonable.

     Title to Properties.  IPC has obtained title opinions on
substantially all of its producing properties.  Inland
believes that IPC has satisfactory title to all of its
properties in accordance with standards generally accepted in the oil and gas industry.  As is customary in the oil and gas industry, IPC performs a minimal title investigation before
acquiring undeveloped properties.  A title opinion is obtained prior to the commencement of drilling operations on such
properties.  IPC's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which Inland believes do not materially interfere with the use of or affect the value of
such properties.                                               18
Employees

     At March 1, 1996, the Company had 32 employees, consisting of four executive officers, 14 clerical and administrative employees and 14 field operations staff.

ITEM 2.  DESCRIPTION OF PROPERTY

Oil and Gas

     As noted in Item 1 - "Description of Business", as of the date of this Form 10-KSB and at December 31, 1995, all oil and gas properties were owned by IPC.

     Acreage. The following table reflects the developed and undeveloped acreage that IPC held as of December 31, 1995:

                          Developed             Undeveloped
                          Acreage(1)(2)       Acreage(1)(3)
                        -----------------   ------------------
                        Gross     Net       Gross        Net
        Location        Acres    Acres      Acres       Acres
     -------------     ------    ------    ------     ------
     Utah              3,343      1,998    39,301      24,167
     Wyoming(4)           40         32    8,922       8,720
     Other             1,280        374      -             -
                       ------      -----   ------      ------
Total                  4,663       2,404   48,223      32,887
                       ======       =====  ======      ======

________________________

(1) A gross acre is an acre in which IPC holds any working interest without adjustment to reflect the actual percentage interest held therein by IPC. Net acres is the sum of the actual percentage working interest owned by IPC in gross acres.

(2) Developed acreage is acreage included in the spacing unit for or assignable to productive wells.

(3)  Undeveloped acreage is acreage on which wells have not    19
     been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes 33,617 gross (18,709 net) acres held by production at December
     31, 1995.

(4) As of December 31, 1995, there were no producing oil or gas wells on the Company's Wyoming acreage and the Company had no reserves attributed to such acreage.

________________________

As of March 1, 1996, the undeveloped acreage involves eight leases with remaining terms of up to 10 years, with leases covering 580 net acres expiring in 1996. IPC intends to renew expiring leases in areas considered to have good development potential. IPC also intends to continue to pay delay rentals and minimum royalties necessary to maintain a lease (an expense of approximately $20,000 in 1996), in the event IPC decides to develop the acreage subject to such lease prior to expiration of the lease term. To the extent that wells cannot be drilled in time to hold a lease which IPC desires to retain, IPC may negotiate a farm out arrangement of such lease retaining an override or back-end interest.

     Productive Oil and Gas Wells. The following table reflects the number of productive oil and gas wells in which IPC held a working interest as of December 31, 1995:

                              Productive Wells(1)
                      -----------------------------------
                          Gross(2)          Net(2)
                     ------------------ ----------------
                              Water              Water
                     Oil(2) Injection   Oil(1)  Injection
                     ------ ---------   ------  ---------
Utah                 94     23           33      8.5
Other                 2      -           .5       -
                     --     --          ----     ---
     Total           96     23          33.5     8.5
                     ==     ==          ====     ====          20

________________________

(1) Productive wells are producing wells or wells capable of production. Multiple completions have been counted as one well. All of the wells have multiple completions, and all of the wells include both oil completions and gas completions. However, pursuant to the rules of the Securities and Exchange Commission ("Commission"), all wells are shown as oil wells since one of the multiple completions in each well is an oil completion. IPC is an operator of 87 gross wells (40.0 net) and a non-operator with respect to 32 gross (2.0 net) wells.

(2) A gross well is a well in which IPC holds a working interest, without adjustment to reflect the actual percentage interest held therein by IPC. Additionally, the 20 wells completed under the Farmout arrangement have been included in the totals for gross wells. Net wells represent the sum of the actual percentage working interests owned by IPC in gross wells at December 31, 1995. Since IPC does not currently have any working interest in the 20 Farmout wells, these wells have no effect on IPC's net wells amounts.

________________________

     Reserves. The following tables set forth the estimated oil and gas reserves of IPC (attributable to its net working interest only) and the estimated discounted future net cash inflows before income taxes as of December 31, 1995. The first table is a summary of a report of estimates of IPC's net proved reserves estimated by the independent petroleum engineers, Ryder Scott Company. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by IPC at December 31, 1995. The second table sets forth, for the net quantities so reported, the future net cash inflows (by reserve categories) discounted to present value at an annual rate of 10%. The discounted future net cash inflows were calculated in accordance with current Securities and Exchange Commission guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations.
Future income tax expenses have not been taken into account in 21 estimating future net cash inflows. See, also, the Supplemental Oil and Gas Disclosures appearing on pages F-19 through F-22 of this Form 10-KSB.

     Net proved reserves at December 31, 1995:

             Proved Developed  Proved Undeveloped Total Proved
             -----------------  ------------------ ------------
                        Gas                 Gas             Gas
Location  Oil(Bbls)*(Mmcf)* Oil(Bbls)* (Mmcf)* Oil(Bbls)* (Mmcf)*
- --------  --------  ------  ---------- ------ ----------  ------
Utah      1,225,760  1,221  1,789,283   4,439  3,015,043   5,660
Other           936      2      -          -         936      2
          ---------  -----  ---------   -----   ---------  -----
   Total  1,226,696  1,223  1,789,283   4,439   3,015,979  5,662
          =========  =====  =========   =====   =========  =====

_______________

*  "Bbls" means barrels, "MMcf" means one million cubic feet of gas and "Mcf" means one thousand cubic feet of gas.
_______________

     Discounted future net cash inflows before income taxes at December 31, 1995:

Location   Proved Developed Proved Undeveloped  Total Proved
- ---------  ---------------- ------------------- -------------

Utah        $ 9,251,320     $3,111,751           $12,363,071
Other             1,804          -                     1,804
             ----------      ----------           -----------
     Total   $9,253,124      $3,111,751           $12,364,875
             ==========      ==========           ===========

     Future net cash inflows from reserves at December 31, 1995 were calculated on the basis of average prices in effect 22 on that date combined with the effects of hedging agreements and approximated $18.14 per barrel of oil and $1.08 per Mcf of gas. The gas price used to calculate future net cash inflows on the Monument Butte Field is net of gas transportation costs payable by IPC.

     The foregoing estimated pretax discounted future net cash inflow figures relate only to the reserves tabulated above. The estimates were prepared without consideration of income taxes and indirect costs such as interest and administrative expenses, and are not to be construed as representative of the fair market values of the properties to which they relate.

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by the independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to IPC, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     No major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of IPC's proved reserves since January 1, 1996.

     No estimates of total proven net oil and gas reserves     23
have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year except for information required by the Department of Energy under IPC's cooperative agreement discussed in Item 1. There was no difference between the reserve information filed with the Department of Energy and the reserve information included in this Form 10-KSB with regard to the properties covered by the cooperative agreement.

     Volumes, Prices and Production Costs. The following table sets forth on an actual basis for the twelve months ended December 31, 1995 and 1994 and the ten months ended December 31, 1993, certain information regarding the production volumes of, average sales prices received for, and average production costs for the sales of oil and gas by the Company. The Company sold the Duchesne County Fields effective July 1, 1995. Consequently, the information below for the twelve months ended December 31, 1995 includes only six months of operations from the Duchesne County Fields. Inland merged with IPC effective September 21, 1994. Therefore, the information below for the twelve months ended December 31, 1994 includes approximately three months of IPC
operations.   See, also, the Supplemental Oil and Gas
Disclosures appearing on pages F-19 through F-22 of this Form
10-KSB.

                    Twelve        Twelve     Ten months
                 months ended  months ended    ended
                  December 31, December 31,  December 31,
                     1995          1994         1993
                  ------------ ------------  ------------
Net Production:  . .
  Oil (Bbls) . . . . 104,564      46,089      29,567
  Gas (Mcf). . . . . 108,927     170,925     159,622
    Total (BOE*) . . 122,718      74,577      56,170
Average Sale Price:.
  Oil (per Bbl). . . $ 17.10     $ 16.09    $  17.63
  Gas (per Mcf) (1). $  1.21     $  1.78    $   2.12
Average Production Cost:
  ($/BOE) (2). . . . $  8.23     $ 12.27    $  10.82
                                                               24
_______________

* "BOE" means equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(1)  Includes natural gas liquids.

(2)  Includes direct lifting costs (labor, repairs and
     maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.
_______________

     Drilling Activities. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 1995, 1994 and 1993. Inland did not drill any oil or gas wells during 1993. All 1993 data represents drilling by IPC before the merger with Inland.

                                Year Ended December 31,

                       ---------------------------------------
                           1995           1994         1993

                      ---------------  -----------  ----------
                      Gross(1) Net(1)  Gross  Net   Gross  Net
                      -------  ------  -----  ----  -----  ---
Development wells:
- -----------------
   Oil(2). . . .         33     6.8      9    4.9     1     .3
   Water                  1      .2      -      -     -      -
     Injection .
   Dry . . . . .          1      -       2     .9     1      1
                         --     ---     --     ---    --    ---
       Total             35     7.0     11     5.8    2     1.3
                         ==     ===     ==     ===    ==    ===

Exploratory wells:
- -----------------
   Oil(2). . . .          4     3.9      -       -     -     -
   Dry . . . . .          1       1      3       2     -     - 25
                          --    ---     --      ---    --   ---
       Total              5     4.9      3       2     -     -
                           ==    ===     ==      ===    ==   ===

Total wells:
- -----------
   Oil(2). . . .          37   10.7      9      4.9     1    .3
   Water
     Injection .           1     .2      -        -     -     -
   Dry . . . . .           2      1      5      2.9     1    1
                          --    ---     --      ---     --   ---
       Total              40    11.9    14      7.8      2   1.3
                          ==    ===     ==      ===      ==  ===

- -----------------

(1) 1995 development wells gross column includes the drilling of 21 wells under the Farmout arrangement.
     Since the Company had no working interest in the Farmout wells at December 31, 1995, these wells are not included in the 1995 development wells net column.

(2)  All of the completed wells have multiple completions,
     including both oil completions and gas completions.
     Consequently, pursuant to the rules of the Commission
     each well is classified as an oil well.
___________________________

     The information contained in the foregoing table should not be considered indicative of future drilling performance nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by IPC.

     The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate basis under standard drilling contracts. From December 31, 1995 to March 1, 1996, IPC drilled eight gross (6.2 net) development oil wells.

Mining

     On December 31, 1986, Inland purchased all rights, title 26 and interest in a mining lease involving unpatented mining claims in Lander County, Nevada (known as the "Toiyabe Mine"), from N.A. Degerstrom, Inc. ("Degerstrom"), a stockholder of Inland. The property currently consists of 192 unpatented mining claims.

     Degerstrom commenced development operations on Inland's
property in January 1987.  Heap leaching began in July 1987, with the initial gold pour during September 1987.  Mining
activities continued until May 1991, when mining activities
ceased and only processing activities continued.  In July
1992, Inland began the detoxification phase of the Toiyabe
Mine's ultimate reclamation by rinsing the leach pads with
fresh water and recycled leaching solution.  Inland's mining operations at the Toiyabe Mine are limited to the final
detoxification, reclamation and closure of the Toiyabe Mine in compliance with Nevada and federal laws.  Through December 31,
1995, Inland had recovered and sold 87,074 ounces of gold, and expects additional recoveries to be minimal.  For the year
ended December 31, 1995, Inland incurred reclamation and
detoxification costs at the Toiyabe Mine site of approximately
$434,000.  At December 31, 1994, Inland had anticipated
performing all detoxification related activities in 1995 and performing substantially all land reclamation during 1996.  A significant component of the detoxification phase was
receiving approval from the State of Nevada to land apply
rinse solutions in a controlled manner at levels above state drinking water standards.  Although Inland had received
preliminary indications that land application would be
allowed, on October 27, 1995 the state denied land application due to new concerns regarding the hydrogeology of the area and other test conclusions.  As a result, Inland must now achieve drinking water standards for all draindown solutions.  Thus
the net expense from the reclamation and detoxification
process will be higher than originally anticipated and has
reduced the funds otherwise available to Inland for            27
acquisition and development of oil and gas properties. Inland estimates that after considering the extra labor, materials and holding costs required to achieve this level of purification, between $575,000 and $900,000 will be expended over the five years subsequent to December 31, 1995, and has established a reserve for mine reclamation of $600,000.
Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, Inland believes that based on factors presently known or anticipated, the current reserve of $600,000 will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws. However, should unforeseen circumstances arise that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $900,000. See Item 6
- - "Management's Discussion and Analysis of Results of
Operations and Financial Condition --Results of Operations --
Fiscal 1995 Compared to 1994."

     As noted in Item 1 - "Description of Business", Inland has entered into a contract with a nonaffiliated entity, GD
Resources, Inc., to assist it as a general contractor in the detoxification and reclamation of the Toiyabe Mine.

Other Property

     The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 9,500 square feet pursuant to a lease which expires in June 2000 and provides for a rental rate of $10,354 per month. Until June 30, 1995, the Company also leased a one room office in Laguna Beach, California, computer equipment and software from John
D. Lomax, Chairman of the Board, and affiliated entities. Total lease payments paid to Mr. Lomax and his affiliates for the years ended December 31, 1995 and 1994 were $4,212 and $8,424, respectively.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.                                                          28
                           PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is quoted on the National
Association of Securities Dealer's Automated Quotation System
("NASDAQ").  The ticker symbol is "INLN".

     As of March 1, 1996, there were 540 holders of record of the Company's Common Stock and approximately 55 holders of the Company's Series A Preferred Stock. The following table sets forth the range of high and low bid prices as reported by NASDAQ for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                  1995                1994
                                  ----                ----
                          High Bid   Low Bid  High Bid    Low Bid
                          --------   -------  --------    -------
     First Quarter        $ .53      $.31      $.47        $.31

     Second Quarter         .47       .31       .41        .31

     Third Quarter          .56       .38       .38        .28

     Fourth Quarter         .56       .44        .47       .28


     Inland has not paid cash dividends on Inland's Common
Stock during the last two years and the Board of Directors of
Inland does not currently intend to pay cash dividends on
Common Stock in the foreseeable future.  The Company may not declare or pay dividends on Common Stock if there are
accumulated and unpaid dividends on Inland Series A Preferred
Stock. After August 29, 1997 until redeemed by the Company,
the outstanding Inland Series A Preferred Stock will bear a
dividend of $4.66 per annum, which will equal an annual        29
dividend of approximately $497,921 as long as all 106,850 shares are outstanding. These dividends will accumulate and be payable in full prior to any distributions on Common Stock.
Inland Series A Preferred Stock is redeemable at any time by Inland by payment of a per share redemption price of between $54 and $58.32, or an aggregate of $5,769,900 to $6,231,492 depending when it is redeemed.

     The TCW Loan Agreement expressly prohibits Inland from paying any cash dividends on Common Stock or Series A Preferred Stock while any amounts owing under the TCW Loan Agreement remain unpaid, unless TCW consents to such dividend. Likewise, the TCW Loan Agreement prohibits Inland from redeeming or repurchasing any shares of Common Stock or Inland Series A Preferred Stock without TCW's prior consent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

General

     Effective March 1, 1993, Inland Resources Inc. (the "Company") acquired an undivided 50% interest in certain oil and gas leases and other assets located in Duchesne County, Utah (the "Duchesne County Fields"). Since the purchase of the Duchesne County Fields, the Company's business emphasis has been oil and gas development and production. The Company's mining operations are limited to final detoxification, reclamation and closure of the Toiyabe Mine.

     Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax
Exploration Company, now known as Inland Production Company ("IPC"). IPC is also engaged primarily in oil and gas development and production activities in the Monument Butte
Field in Northeastern, Utah. At the acquisition date, IPC owned varying working interests in 62 wells of which the majority were operated and located adjacent to the Duchesne County Fields. IPC's property interest included 8,508 net acres of oil and gas leases in the Monument Butte Field and 8,847 net acres of mostly undeveloped leasehold in Wyoming.
The IPC acquisition was accounted for as a purchase, therefore, the net assets and results of operations of IPC are included in the Company's consolidated financial statements from the acquisition date forward. IPC operates as a wholly-owned subsidiary of the Company.

     Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct water flood operations. In November 1995, the Company further increased its position in the Monument Butte Field by entering into four oil and gas leases (the "Utah Federal Leases") covering 6,200 gross acres (5,861 net acres).

     The Company's strategy for achieving profitability is to increase oil and gas reserves and production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. This increased level of production should allow for more efficient operations at the Field level which in turn should have a positive impact on the Company's equivalent per barrel lifting costs. In addition, general and administrative costs should decrease in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. The Company also has protected the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of the Company's plan to achieve profitability is primarily dependent on locating and purchasing properties on terms acceptable to the Company, continuing to secure sufficient capital to acquire target properties and conduct extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

     The Company does not generally intend to pursue
exploratory drilling in undeveloped oil and gas properties due to the industry's relatively high historical failure rate
relating to exploratory drilling and the resulting higher
associated finding costs.  However, from time to time Inland may for various reasons determine to drill exploratory wells
in certain areas considered strategic by the Company.          31
Results of Operations- Fiscal 1995 Compared to 1994

     Continuing Operations. Effective July 1, 1995, the Company sold the Duchesne County Fields and effective September 21, 1994, the Company acquired IPC. Accordingly, the results of operations for 1995 include six months of activity from the Duchesne County Fields and a full year of IPC activity, while the results of operations for 1994 include a full year of Duchesne County Fields activity but only three months and 10 days of IPC activity.

     Oil and gas sales - Oil and gas sales during 1995 exceeded the previous year by $841,000 or 79%. The increase was primarily attributable to increased oil sales volumes in the Monument Butte Field and increased average oil sales prices as summarized below:

    (Oil sales in Bbls,
       gas sales in Mcf)                1995          1994
                                     ---------     ---------
    Oil sales - Monument
       Butte Field                      82,251        13,833
    Oil sales - Duchesne
       County Fields                    22,313        32,256
                                     ---------     ---------
       Total oil sales                 104,564        46,089
                                     =========     =========
    Average oil price per
       barrel sold                     $ 17.10       $ 16.09

    Gas sales - Monument
       Butte Field                      45,830         5,532
    Gas sales - Duchesne
       County Fields                    63,097       165,393
                                     ---------     ---------
      Total gas sales                  108,927       170,925
                                     =========     =========
    Average gas price
       per Mcf sold                     $ 1.21        $ 1.78

                                                               32
     The increased oil and gas sales volumes in the Monument Butte Field are attributable to a full year of activity in 1995 and the drilling and completion of ten producing wells on the Company's behalf during late 1994 and 1995. The decreased oil and gas sales volumes in the Duchesne County Fields is due to their sale resulting in six months less activity during 1995. Oil sales as a percentage of total oil and gas sales increased from 70% in 1994 to 93% in 1995. Crude oil is expected to continue as the predominant product produced from the Monument Butte Field.

     As further discussed in "Liquidity and Capital
Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. The effects of these contracts resulted in a loss of $15,500 and a gain of $4,000 during 1995 and 1994, respectively.

     Management fees - As further discussed in "Liquidity and Capital Resources" below, during 1995 the Company entered into a Farmout Agreement (the "Farmout") with a significant stockholder (the "Farmee"). The Farmout required the Farmee to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, as reimbursement to the Company for land, geological, engineering and accounting services. Management fees represent the reimbursement for the 21 wells drilled under the Farmout in 1995. No similar arrangement existed in 1994 and no additional wells are expected to be drilled under the Farmout in 1996.

     Lease operating expenses - Lease operating expense increased $95,000 or 10% between periods primarily due to a full year of IPC operations. On a consolidated basis, lease operating expense per barrel of oil equivalent ("BOE") decreased from $12.27 in 1994 to $8.23 in 1995. This reduction is attributable to the sale of the Duchesne County Fields as shown below:

                                               1995       1994
                                             --------   --------
    Monument Butte Field
    Lease operating expense                 $ 602,537  $ 152,193
    Lease operating expense
       per BOE                                 $ 6.70    $ 10.31

    Duchesne County Fields
  Lease operating
      expense                               $ 407,513  $ 762,870
    Lease operating expense
       per BOE                                $ 12.41    $ 12.75


     The Company's policy is to expense the costs of water injection operations during the start-up phase of secondary recovery water flood operations. These expenses include the costs of purchasing water and operating water source wells, water injection wells and water injection stations. As a result of this policy, the Company's per barrel lifting costs will be higher than if the Company would capitalize and deplete these costs as part of secondary recovery enhancement projects. The reduction of lease operating expenses within the Monument Butte Field is the result of an effort to eliminate unnecessary labor and material charges in conjunction with increased production levels which allows for more efficient operating procedures and wider allocation of fixed costs.

     Lease operating expense in the Monument Butte Field benefits from one of the Company's gas transportation contracts. Under the terms of the contract, the Company is allowed to use natural gas produced from the Monument Butte, Gilsonite and Boundary Units to power field operations throughout the Monument Butte Field. As a result of this provision, the Company does not recognize lease operating expense for natural gas used as lease fuel since their is no charge to the Company for such usage and, if sold, the related gas proceeds would not inure to the benefit of the Company.
The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 66,000 Mcf and 8,000
Mcf during 1995 and 1994, respectively. The Company does not 34 currently intend to renew the contract when it expires on October 31, 1997. After expiration of the contract, natural gas production from these areas will be the property of the Company causing natural gas used as lease fuel to have a direct impact on natural gas sales.

     Production taxes - Production taxes as a percentage of sales decreased from 8.5% in 1994 to 7.0% in 1995. The decrease was caused by an upward shift during 1995 in the percentage of sales from the Monument Butte Field where the effective production tax rate averaged 5.7%. The Duchesne County Fields are located on the Reservation of the Ute Indian Tribe and are subject to an additional severance tax. The effective tax rate of sales from the Duchesne County Fields during 1995 and 1994 was slightly over 10%.

     Exploration and impairment - Exploration and impairment expense in 1995 represents the Company's share of costs to retain unproved acreage, drilling costs related to one uneconomic exploration well and impairment of a Wyoming property. The exploration well had the benefit of saving a 1,286 gross acre (779 net acre) lease for two years. Exploration and impairment expense in 1994 primarily represents the Company's share of drilling costs in three uneconomic wells.

     Depletion, depreciation and amortization - The increase in depletion, depreciation and amortization resulted from increased sales volumes and increased average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge and varies based on proved reserves of the Company. The average depletion rate was $5.80 per BOE during 1995 and $3.35 per BOE during 1994. The increase between years was due to the effects of the merger with IPC. Based on the December 31, 1995 reserve report, the Company expects the depletion rate for 1996 to be slightly below $4.00 per BOE.

     General and administrative, net - General and
administrative expense increased $330,000 on a net basis
between years. General and administrative expense is reported net of operator fees and reimbursements which were $1,105,000 and $245,000 during 1995 and 1994, respectively. The increase in reimbursements is primarily a function of the level of
operated drilling activity. During 1995, the Company drilled   35
and operated 32 wells while in 1994 the Company drilled only eight wells. Gross general and administrative expense increased from $1,250,000 in 1994 to $2,440,000 in 1995. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from five employees at January 1, 1994 to thirty employees at December 31, 1995. The increase in employees was required since the Company became an operator of properties through the IPC merger and to prepare for the level of expected drilling activity during 1995 and 1996. The remaining increase is associated with the cost of operating with a larger employee base.

     Interest expense - Interest expense primarily represents the financing cost of borrowings to develop the Duchesne
County Fields and Monument Butte Field. This debt carried an effective interest rate of 19% throughout the majority of 1994 and 1995. The first significant borrowing for this development 30 was advanced in the fourth quarter of 1994. Additional advances were received throughout 1995 increasing the average borrowing outstanding and related interest expense in 1995.

     Other income - Other income in 1995 and 1994 primarily represents interest earned on the investment of surplus cash balances.

     Gain on sale of Duchesne County Fields - As previously stated, the Company sold the Duchesne County Fields effective July 1, 1995. After netting the financial impact of the transaction, the Company reported an $850,000 gain on sale.

     Income taxes - In 1995 and 1994, no income tax provision or benefit was recognized due to net operating losses incurred and the recording of a full valuation allowance.

     Discontinued Operations.  As further explained in Note 4
to the consolidated financial statements, the Company has
reclassified all mining operations as discontinued operations.
During 1995, the Company focused operations on the
detoxification of leach pad #2 (the Toiyabe Mine has two leach pads) and certain land recontouring activities, incurring
$434,000 of costs. The detoxification process generally
involves lowering the constituent levels in leachate solution to concentrations considered acceptable by the Nevada
Department of Environmental Protection (the "NDEP"). The       36
Company applied for a permit and received preliminary approval to land apply solutions in a controlled manner with levels of certain constituents above state drinking water standards. In
October 1995, the NDEP denied the Company's formal Land
Application Discharge Permit citing new concerns over the hydrogeology of the application area and certain other test conclusions. As a result, the Company must now achieve state drinking water standards for all constituents in the draindown solution. Inland estimates that after considering the extra labor, materials and holding costs required to achieve this level of purification, between $575,000 and $900,000 will be expended over the five years subsequent to December 31, 1995, and has established a reserve for mine reclamation of $600,000. Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, the Company believes that based on factors presently known or anticipated, the current reserve of $600,000 will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws. However, should unforeseen circumstances arise that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $900,000.

     During 1994, the Company incurred net reclamation costs of $267,000 while focusing operations on the detoxification of leach pad #1. The net cost was comprised of $322,000 of gross reclamation expense offset by $55,000 of gross profit from the sale of incidental mineral recoveries during the reclamation process. At December 31, 1994, Inland estimated that future reclamation costs at the Toiyabe Mine could exceed previous estimates and increased the reclamation reserve by $100,000.

     Extraordinary Loss. On November 29, 1995, the Company refinanced an existing obligation collateralized by the Monument Butte Field. Unamortized debt issue costs of $215,926 associated with the refinanced debt was written off as an extraordinary loss as required by Statement of Financial Accounting Standards No. 4.

Liquidity and Capital Resources

     During 1995, the Company's unrestricted cash and cash
equivalents increased $1,279,000 and working capital
increased $1,054,000. The positive change was the result of    37
a number of factors, the largest of which was the sale of the Duchesne County Fields to Petroglyph Gas Partners, L.P.
("PGP") for approximately $3 million in cash. In addition, PGP assumed the entire balance of $2.5 million outstanding under a nonrecourse loan agreement collateralized by the Duchesne County Fields. At December 31, 1994, this loan agreement had a balance of $1.8 million outstanding which was reported as a current liability thereby negatively affecting working capital at that date. In November 1995, the Company used a portion of the cash proceeds from the sale of the Duchesne County Fields and a $6 million private equity placement to finalize the cash purchase of the Utah
Federal Leases for $7.16 million.

     On November 29, 1995, the Company entered into a Credit
Agreement (the "TCW Loan Agreement") with Trust Company of
the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to
$25 million for the development of the Monument Butte Field.
The Company drew down $5 million initially and used the
proceeds to repay $4,123,500 due under an existing
obligation collateralized by the Company's properties in the
Monument Butte Field and to pay $400,000 of closing costs
associated with the TCW Loan Agreement, with the balance of
funds increasing working capital. The remaining $20 million
of loan availability will be used to fund development
drilling in the Monument Butte Field during 1996. The TCW
Loan Agreement provides that the Company may borrow up to
the additional $20 million during the commitment period,
which expires on September 30, 1996, unless earlier
terminated pursuant to certain provisions.  The TCW Loan
Agreement bears interest at a rate of 10% per annum.
Interest is payable quarterly, commencing March 27, 1996,
and minimum payments of principal will be required
quarterly, commencing in March 1997, in the following
amounts per quarter: $275,000 in 1997, $550,000 in 1998,
$1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001,
$750,000 in 2002, $425,000 in 2003, and $350,000 in 2004,
with the final payment being due and payable on December 31,
2004.  Commencing in March 1997, additional principal
payments may be due under certain circumstances out of
excess cash flow, as defined in the TCW Loan Agreement.  In
addition to these payments, the Company granted TCW an
equity yield enhancement in the form of an initial 7%
overriding royalty interest, proportionately reduced by the    38
Company's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equals 16% on the aggregate amounts advanced under the TCW Loan Agreement, at which time it reduces to 3% until TCW's internal annual rate of return equals 22%. The TCW Loan Agreement also subjects the Company to penalties if the loan is prepaid prior to its second anniversary date of November 29, 1997. The Company paid a loan commitment fee of $250,000 upon closing of the TCW Loan Agreement. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions to Inland without TCW's prior written consent. The TCW Loan Agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties. At December
31, 1995, the Company had borrowed $5 million under the TCW
Loan Agreement.

     During 1995, the Company used borrowings and working
capital to further develop its properties in the Monument
Butte Field. Development expenditures during 1995 included
the cost of five development wells, five exploratory wells
and one water injection well. Although the Company does not
generally intend to pursue significant exploratory drilling, the Company drilled a high percentage of exploratory wells
in 1995 to save or earn additional acreage in perimeter
areas of the Monument Butte Field. The Company intends on
using availability under the TCW Loan Agreement in 1996 to
further develop its core area in the Monument Butte Field.
Development expenditures are expected to concentrate on
expansion of existing water flood areas and implementation
of new water flood areas. The Company intends on drilling up to 85 gross (65 net) wells in 1996 with monies borrowed
under the TCW Loan Agreement. Approximately 25 of the wells
are expected to be completed as water injectors depending on connectivity with surrounding wells, sand porosity and
permeability and overall injection patterns. Development
will also include the conversion of existing producing wells to water injection wells, the drilling of water source
wells, the expansion of the water delivery infrastructure      39
and the expansion of the gas gathering infrastructure, among other things. Based on results to date, the Company believes it will be able to meet the terms of the TCW Loan Agreement and draw down the entire $20 million of remaining availability. Should the Company experience unfavorable drilling results, it is possible the Company may not be able to draw down the entire $20 million. Although less borrowings could potentially slow the development of the Company's properties in the Monument Butte Field and associated cash flow, the Company believes it would be able to meet all of its financial obligations during 1996.
Through March 25, 1996, the Company had borrowed $10 million under the TCW Loan Agreement.

    The Company is required to cover reclamation costs of the Toiyabe Mine, net general and administrative expenses, lease operating expenses, production taxes, undeveloped acreage holding costs and discretionary exploratory capital expenditures during 1996 out of cash generated from operations and its current cash holdings. The Company believes that cash sources and holdings will be sufficient to cover such costs and meet its working capital needs throughout 1996.

    Effective July 1, 1995, the Company entered into the
Farmout covering the six month period through December 31,
1995. Twenty-one wells totaling approximately $6.8 million
were drilled (of which 20 were completed and one was a dry
hole) under the Farmout in the Monument Butte Field. Under
terms of the Farmout, the interest in each drill site
assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22%
annual rate of return. The Farmee is also required to pay
the Company a management fee of $25,000 per well,
proportionately reduced to the Farmee's interest and net of
COPAS drilling overhead charges, as reimbursement to the
Company for land, geological, engineering and accounting services. Ryder Scott Company, an independent engineering firm, performed an analysis of the Farmout properties (all
proved developed) at January 1, 1996 using current SEC
guidelines and valued them at $11,565,000 using a 10%
discount factor. The Company emphasizes that reserve           40

stimates are imprecise and may be expected to change as additional information becomes available.

    On November 22, 1995, the Company entered into an
Option Agreement with the Farmee which allows the Company the right to purchase the Farmout interests on March 10, 1997 by issuing Common Stock of the Company. The value of the Farmout interests on March 10, 1997 (the "Farmout Value") is computed using the Payout calculation as defined in the Farmout. The number of shares of the Company's Common Stock to be issued is calculated by dividing the Farmout Value by a value of $0.50 per Common Share. In addition, the Company issued the Farmee a Warrant Certificate dated November 22, 1995 whereby if the Company does not exercise its rights under the Option Agreement on March 10, 1997, the Farmee has three days to purchase for cash the number of shares of the Company's Common Stock equal to the Farmout Value divided by a value of $0.50 cents per Common Share. The Company expects to exercise the Option Agreement since it is a requirement under the TCW Loan Agreement. Subject to changes in oil price, operating costs, production rates and other factors, the Company estimates the Farmout Value on March 10, 1997 to be between $3.75 and $4.25 million, which would cause the issuance of
7.5 million to 8.5 million new shares of the Company's
Common Stock.

     The Company has entered into price protection agreements
to hedge against volatility in crude oil prices and to help
insure the repayment of indebtedness. The Company has a
hedge in place with Enron Capital and Trade Resources Corp.
(an affiliate of Enron Corp.) (the "Enron Hedge") to hedge
crude oil production over a five year period beginning
January 1, 1996 in monthly amounts escalating from 8,500
Bbls in January 1996 to 14,000 Bbls in December 2000. The
hedge is structured as a cost free collar whereby if the
average monthly price (based on NYMEX Light Sweet Crude Oil
Futures Contracts) (the "Average Price") is between $18.00
and $20.55 per barrel, no payment is due under the contract.
If the Average Price is less than $18.00, the Company is
paid the difference between $18.00 and the Average Price,
multiplied by the barrels of crude oil hedged that month.
Similarly, should the Average Price exceed $20.55 per
barrel, the Company is required to pay the difference
between $20.55 and the Average Price, multiplied by the        41
barrels of crude oil hedged that month. The Company entered into a similarly structured contract with Koch Gas Services
Company on November 20, 1995. This contract hedges crude oil production over a thirteen month period beginning December
1, 1995 and ending December 31, 1996. This hedge is also structured as a cost free collar with a floor price of $16.00 and a ceiling of $18.20. Since hedged quantities are based on expected future development in the Monument Butte
Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling prices of $20.55 and $18.20, respectively, and development activities not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should risk factors begin to materialize.

     In order to further protect the price the Company receives for crude oil production during 1996, on January 18, 1996 the Company entered into three additional contracts with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February through December 1996. The Company received $52,400 as a result of this restructuring. Under the final contract, the Company purchased for $149,000 a put option with a strike price of $16.50, covering the period February through December 1996, to put to the purchaser an aggregate of 257,000 barrels of oil in monthly amounts escalating from 10,000 barrels to 35,000 during the contract period. The net cost of these three additional contracts and the net gain or net loss on all hedging transactions will be included as an adjustment to crude oil revenue in the period the related oil is sold.

     The Company continues to aggressively seek other
opportunities to acquire existing oil and gas production in
developed fields. The Company will attempt to finance such
acquisitions through (i) seller financing, whenever
possible; (ii) joint operating agreements with industry
partners where the Company may sell part of its position to
provide acquisition and development funds; (iii) sales of      42
equity or debt of the Company; or (iv) traditional bank lines of credit, although the Company currently has no existing bank lines of credit or arrangements with any bank to loan funds.

     The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At December 31, 1995, the Company had recognized a liability of $600,000 to cover the future costs of reclaiming the Toiyabe Mine.

New Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1996 reporting year. The Company has not decided if it will adopt the recognition criteria within the standard or simply make pro forma disclosures as an acceptable alternative provided by the standard.

Inflation and Changes in Prices

     The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during 1995 or 1994.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item begin at   43
page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                          PART III


     For information called for by Items 9, 10, 11 and 12, reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held May 22, 1996, which the Company intends to file with the Securities and Exchange Commission on or before April 28, 1996, which information is incorporated herein by reference.


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          1.   Financial Statements:  The financial
     statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

          2. Exhibits required to be filed by Item 601 of Regulation S-B:

     Exhibit
     Number    Description of Exhibits

     2.1 Agreement and Plan of Merger between the Company, IRI Acquisition Corp. and Lomax Exploration Company ("IPC") (exclusive of all exhibits) (Filed as exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by this reference).

      3.1      Articles of Incorporation, as amended through
               May 5, 1993 (filed as Exhibit 3.1 to the        44
               Company's Registration Statement on Form S-18,
               Registration No. 33-11870-F, and incorporated herein by reference).

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

     3.2.1     Amendment to Article IV, Section 1 of the
               Bylaws of the Company adopted February 23,
               1993 (filed as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated
               herein by reference).                           45
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

     *4.1      Credit Agreement between the Company, IPC and
               Trust Company of the West and various
               affiliated entities (collectively, "TCW") dated November 29, 1995 (exclusive of all exhibits and schedules).

     *4.1.2 Royalty Agreement dated November 29, 1995, between IPC, TCW DR IV Royalty Partnership,
               L.P. and TCW (exclusive of all exhibits and schedules).

     *4.1.3    Conveyance of Adjustable Overriding Royalty
               Interest dated November 29, 1995 between IPC and TCW DR IV Royalty Partnership, L.P.
               (exclusive of all exhibits and schedules).

     *4.1.4 Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated November 29, 1995 between IPC, First American Title Company of Utah, Trustee, and TCW Asset Management Company, Collateral Agent (exclusive of all exhibits and schedules).

     *4.1.5    Guaranty dated November 29, 1995, executed by
               Inland Resources Inc. in favor of TCW and other named parties.

      10.1     1988 Option Plan of Inland Gold and Silver
               Corp. (filed as Exhibit 10(15) to the
               Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1988, and
               incorporated herein by reference).              46
     10.1.1    Amended 1988 Option Plan of Inland Gold and
               Silver Corp. (filed as Exhibit 10.10.1 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

     10.1.2 Amended 1988 Option Plan of the Company, as amended through August 29, 1994 (including amendments increasing the number of shares to 2,128,000 and changing "formula award") (filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

      10.2 Warrant Agreement and Warrant Certificate between Kyle R. Miller and the Company dated February 23, 1993 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

     10.2.1 Warrant Certificate between Kyle R. Miller and the Company dated October 15, 1993 representing 31,500 shares (filed as Exhibit
               10.2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.2 Warrant Certificate between Kyle R. Miller and the Company dated March 22, 1994 representing 57,142 shares (filed as Exhibit 10.2.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.3 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 448,108 shares (filed as Exhibit
               10.2.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.4    Warrant Certificate between Kyle R. Miller and
               the Company dated September 21, 1994            47
               representing 385,225 shares (filed as Exhibit
               10.2.4 to the Company's Annual Report on Form
               10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.5 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 300,000 shares (filed as Exhibit
               10.2.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.6 Amendment to Warrant Certificates filed as Exhibits 10.2, 10.2.1 and 10.2.2 (filed as
               Exhibit 10.2.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     *10.2.7 Warrant Certificate between Kyle R. Miller and the Company dated November 16, 1993 representing 15,000 shares.

     *10.2.8 Warrant Certificate between Kyle R. Miller and the Company dated March 15, 1995 representing
               12,500 shares.

     *10.2.9 Warrant Certificate between Kyle R. Miller and the Company dated November 6, 1995 representing 300,000 shares.

     10.2.10 First Amendment to Warrant Agreement between the Company and Kyle R. Miller dated October 19, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

      10.3 Employment Agreement between Kyle R. Miller and the Company dated February 23, 1993 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

     10.4      Lease Agreement - Commercial Premises (short    48
               form) dated August 12, 1988 by and between Broadway Management Company and the Company, together with Addendums to Lease dated October
               2, 1989, November 6, 1991 and March 8, 1993
               (filed as Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

     10.5 Purchase and Sale Agreement between the Company and Evertson Oil Company, Inc. dated March 15, 1993 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

     10.6.1 Wrap Around Agreement between Petroglyph Gas Partners, L.P. ("PGP") and the Company dated January 31, 1994 (filed as Exhibit 10.20.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

     10.6.2 Assignment of Purchase and Sale Agreement from the Company to PGP (filed as Exhibit 10.20.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

     10.6.3 Ratification of Purchase and Sale Agreement between Evertson Oil Company, Inc. and the Company dated January 31, 1994 (filed as
               Exhibit 10.20.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

     10.6.4 Letter from PGP to the Company dated January 28, 1994 (filed as Exhibit 10.20.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

     10.6.5    Asset Purchase and Sale Agreement dated August
               25, 1995, but effective as of July 1, 1995, by 49 and between the Company and PGP (without exhibits) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
               September 19, 1995, and incorporated herein by reference).

     10.6.6 Assignment and Assumption Agreement, First Amendment to Loan Agreement, and Confirmation of Documents dated September 19, 1995 by and between the Company, PGP and Joint Energy Development Investments Limited Partnership (without exhibits) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 19, 1995, and incorporated herein by reference).

     10.7.1 Operating Agreement dated February 25, 1994 between the Company, PGP and Petroglyph Operating Company, Inc. related to a portion of the Duchesne County Fields (filed as
               Exhibit 10.21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

     10.7.2 Operating Agreement dated February 25, 1994 between the Company, PGP and Petroglyph Operating Company, Inc. related to the remainder of the Duchesne County Fields (filed as Exhibit 10.21.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

      10.8 Cooperative Agreement between IPC and the U.S. Department of Energy, and related correspondence (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.9     Employment Agreement between IPC and Bill I.
               Pennington effective May 1, 1993, which was
               replaced by Exhibit 10.9.1 (filed as Exhibit
               10.23 to the Company's Registration Statement   50
               on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.9.1 Employment Agreement between the Company and Bill I. Pennington dated September 21, 1994 (filed as Exhibit 10.9.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

      10.10 Employment Agreement between IPC and John D. Lomax effective May 1, 1992 which was replaced by Exhibit 10.10.1 (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.10.1 Employment Agreement between the Company and John D. Lomax dated September 21, 1994 (filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.10.2 Deferred Compensation Agreement dated effective July 1, 1995 between the Company and John D. Lomax (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     *10.10.3  First Amendment to Deferred Compensation
               Agreement dated effective December 1, 1995 between the Company, IPC and John D. Lomax.

      10.11 Loan Agreement dated July 8, 1993 between IPC and First Interstate Bank of Utah, N.A. regarding $250,000 loan (filed as Exhibit
               10.25 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.11.1  Floating Rate Promissory Note dated July 8,
               1993 in the amount of $250,000 executed by IPC and representing the loan described in Exhibit 51
               10.11 (filed as Exhibit 10.25.1 to the
               Company's Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated herein by reference).

      10.11.2 Assignment of Monies Due and to Become Due dated July 8, 1993 executed by IPC and relating to Exhibit 10.11 (filed as Exhibit
               10.25.2 to the Company's Registration
               Statement on Form S-4, Registration No.
               33-80392, and incorporated herein by reference).

      10.11.3 Continuing Guaranty dated July 8, 1993 executed by John D. Lomax and Bill I. Pennington in favor of First Interstate Bank of Utah, N.A. (filed as Exhibit 10.25.3 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.11.4 Deed of Trust, Mortgage, Assignment, Security Agreement, and Financing Statement executed by IPC dated July 19, 1993 securing the obligations described in Exhibit 10.11 (filed as Exhibit 10.25.4 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.12 Loan Agreement dated June 1, 1994 between IPC and John D. Lomax, Bill I. Pennington, Jack N. Warren, Allan C. King and T Brooke Farnsworth relating to $100,000 loan to IPC (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.12.1  Promissory Note dated June 1, 1994 payable by
               IPC to the persons described in Exhibit 10.12
               relating to the loan described in Exhibit
               10.12 (filed as Exhibit 10.26.1 to the
               Company's Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated
               herein by reference).                           52
      10.12.2  Deed of Trust, Mortgage, Assignment, Security
               Agreement, and Financing Statement executed by IPC and securing the loan described in Exhibit
               10.12 (filed as Exhibit 10.26.2 to the
               Company's Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated herein by reference).

      10.12.3  Security Agreement executed by IPC and
               securing the loan described in Exhibit 10.12
               (filed as Exhibit 10.26.3 to the Company's
               Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated herein by reference).

     10.13     Subcontract Agreement between IPC and the
               University of Utah dated September 25, 1992
               (filed as Exhibit 10.27 to the Company's
               Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated herein by reference).

      10.14 Subcontract Agreement dated October 8, 1992 between IPC and the University of Utah
               Research Institute (filed as Exhibit 10.28 to the Company's Registration Statement on Form
               S-4, Registration No. 33-80392, and
               incorporated herein by reference).

      10.15 Chevron Crude Oil Purchase Contract No. 531144 dated October 25, 1988, as amended by Amendment No. 1 dated November 27, 1989, Amendment No. 2 dated September 12, 1990, Amendment No. 3 dated July 15, 1991, Amendment No. 4 dated January 22, 1992, Amendment No. 5 dated January 13, 1993, and the March 4, 1992 letter from Chevron U.S.A. Products Company to all Chevron Products Company customers (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.16    Lease dated March 30, 1993 between Marshall
               Properties, Inc. and IPC (filed as Exhibit
               10.30 to the Company's Registration Statement   53
               on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

      10.17    Agreement between IPC and Bill I. Pennington
               (filed as Exhibit 10.31 to the Company's
               Registration Statement on Form S-4,
               Registration No. 33-80392, and incorporated herein by reference).

      10.18 Subscription Agreement between the Company and Smith Management Company dated May 12, 1994 (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

     10.18.1   Amendment to Subscription Agreement filed as
               Exhibit 10.32, dated September 16, 1994 (filed as Exhibit 10.18.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.19 Registration Rights Agreement dated September 21, 1994 between the Company and Energy Management Corporation, a wholly owned subsidiary of Smith Management Company and the assignee of Smith Management Company under the Subscription Agreement filed as Exhibit 10.18 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.19.1   Correspondence constituting an
               amendment/clarification of the Registration
               Rights Agreement filed as Exhibit 10.19
               (filed as Exhibit 10.19.1 to the Company's
               Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).


     10.19.2   Registration Rights Agreement dated March 20,
               1995 between the Company and Energy Management 54 Corporation (filed as Exhibit 10.19.2 to the
               Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.20 Swap Agreement dated August 4, 1994 between the Company and Enron Risk Management Services Corp.(filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

     10.21 Swap Agreement dated August 26, 1994 between the Company and JEDI (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

     10.22     Swap Agreement dated August 4, 1994 between
               IPC and Enron Risk Management Services Corp.
               (filed as Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

     10.23 Subscription Agreement between the Company and Pengo Securities Corp. dated October 23, 1995, without exhibits (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

     10.23.1 Registration Rights Agreement between the Company and Pengo Securities Corp. dated November 6, 1995 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

     10.24     Combined Hydrocarbon Lease between IPC and the
               U.S. Department of the Interior, Bureau of
               Land Management ("Bureau") dated effective
               October 18, 1995 relating to 677.36 acres
               (filed as Exhibit 10.3 to the Company's
               Current Report on Form 8-K dated November 6,    55
               1995, and incorporated herein by reference).

     10.25 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 2,879.94 acres (filed as Exhibit
               10.4 to the Company's Current Report on Form
               8-K dated November 6, 1995, and incorporated herein by reference).

     10.26 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 647.32 acres (filed as Exhibit
               10.5 to the Company's Current Report on Form
               8-K dated November 6, 1995, and incorporated herein by reference).

     10.27 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 1,968.01 acres (filed as Exhibit
               10.6 to the Company's Current Report on Form
               8-K dated November 6, 1995, and incorporated herein by reference).

     10.28 Farmout Agreement between IPC, the Company and Randall D. Smith, dated effective July 1, 1995 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     *10.29 Option Agreement dated November 22, 1995 between the Company, IPC and Randall D. Smith.

     *10.29.1 Warrant Certificate dated November 22, 1995 granted by the Company to Randall D. Smith, together with Exhibit "A", a Registration
               Rights Agreement.

     *10.30 Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas Services Company dated November 20, 1995.

     10.31     Swap Agreement dated November 22, 1994 between
               the Company and Joint Energy Investments
               Limited Partnership (filed as Exhibit 10.1 to   56
               the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     *10.31.1  Termination Agreement Revised dated January
               18, 1996 between the Company and Enron Capital
               & Trade Resources Corp. ("ECT") relating to
               Exhibit 10.31.

     10.32 Swap Agreement dated January 18, 1995 between the Company and ECT (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     *10.33    Put Option dated January 18, 1996 between the
               Company and ECT.

     *10.34    Commodity Option dated January 18, 1996
               between IPC and ECT.

     *21.1     Subsidiaries of the Company.

     *23.1     Consent of Coopers & Lybrand L.L.P.

     *23.2     Consent of Ryder Scott Company Petroleum
               Engineers.

     *27.1 Financial Data Schedule required by Item 601 of Regulation S-B.

________________________

*    Filed herewith.

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated
November 6, 1995 reporting information under the following
Form 8-K Items:

     Item 1.  Changes in Control of Registrant
     Item 2.  Acquisition or Disposition of Assets
     Item 7.  Financial Statements and Exhibits                57
     No financial statements were included in the November 6, 1995 Form 8-K. No other reports on Form 8-K were filed during the fourth quarter of 1995.

                        SIGNATURES




In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INLAND RESOURCES INC.

March 22, 1996                    By:  /s/ Kyle R. Miller
                                  Kyle R. Miller
                                  Director, President
                                  and Chief Executive
                                  Officer (Principal
                                  Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 22, 1996                    /s/ John D. Lomax
                                  John D. Lomax
                                  Director (Chairman)


March 22, 1996                    /s/ Richard F. Conway
                                  Richard F. Conway
                                  Director


March 22, 1996                    /s/ Arthur J. Pasmas
                                  Arthur J. Pasmas
                                  Director


March 22, 1996                    /s/ James F. Etter
                                  James F. Etter
                                  Director                     59
March 22, 1996                    /s/ Bill I. Pennington
                                  Bill I. Pennington
                                  Director, Vice President
                                  and Chief Financial Officer
                                  (Principal Financial
                                  Officer)

March 22, 1996                    /s/ T Brooke Farnsworth
                                  T Brooke Farnsworth
                                  Director


March 22, 1996                    /s/ Michael J. Stevens
                                  Michael J. Stevens
                                  Secretary, Treasurer and
                                  Controller (Principal
                                  Accounting Officer)

                      INLAND RESOURCES INC.
                  INDEX TO FINANCIAL STATEMENTS


                                                            Page

Report of Independent Accountants                            F-2

Consolidated Balance Sheets, December 31, 1995 and 1994       F-3

Consolidated Statements of Operations for the years ended
     December 31, 1995 and 1994                               F-5

Consolidated Statements of Stockholders' Equity for the
     years ended December 1995 and 1994                       F-7

Consolidated Statements of Cash Flows for the years ended    F-10
    December 31, 1995 and 1994

Notes to Consolidated Financial Statements                   F-12

                      REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors
Inland Resources Inc.


    We have audited the accompanying consolidated balance sheets of Inland Resources Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inland Resources Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


Denver, Colorado
March 20, 1996

                          INLAND RESOURCES INC.
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994
                                      December 31,  December 31,
                                          1995         1994
                                      ------------- ------------

ASSETS
Current assets:
   Cash and cash equivalents           $ 2,970,305  $ 1,691,156
   Restricted cash                                      160,658
   Accounts receivable and
     accrued sales                         671,203      902,959
   Inventory                               417,665      835,691
   Department of Energy contract            30,753      650,147
   Other current assets                     19,338      379,622
                                       -----------   ------------
          Total current assets           4,109,264    4,620,233
                                       -----------   ------------
Property and equipment, at cost:
   Oil and gas properties (successful
     efforts method)                    17,251,885   11,887,825
   Gas and water transportation
     facilities                            152,395      643,307
   Accumulated depletion, depreciation
     and amortization                     (585,590)    (489,840)
                                       ------------  -----------
                                        16,818,690    12,041,292
   Other property and equipment, net       593,106       376,128
   Debt issue costs                        401,803
                                       ------------  ------------
          Total assets                $ 21,922,863   $17,037,653
                                       ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
     expenses                        $  2,859,775   $ 2,407,179
   Current portion of long-term debt       48,021     1,965,157
   Property reclamation costs,
    short-term                            200,000       300,000
                               F-3


                                     ------------  -----------
             Total current
               liabilities              3,107,796     4,672,336
                                      ------------   -----------

Long-term debt                          4,436,225     2,157,842
Property reclamation costs, long-term     399,433       283,670

Commitments (Notes 8, 16 and 17)

Stockholders' equity:
  Preferred Class A stock, par value
     $.001; 20,000,000 shares authorized,
     106,850 shares of Series A issued
     and outstanding; liquidation
     preference of $5,342,500                 107           107
   Additional paid-in capital -
     preferred stock                    4,100,261     3,672,861
  Common stock, par value $.001;
     100,000,000 shares authorized;
     issued and outstanding 40,927,999
     and 28,927,999, respectively          40,928        28,928
   Additional paid-in capital -
     common stock                      19,146,284     3,168,591
   Accumulated deficit                 (9,308,171)   (6,946,682)
                                     -------------   ------------
          Total stockholders' equity   13,979,409     9,923,805
                                     -------------   ------------
          Total liabilities and
            stockholders' equity     $ 21,922,863   $17,037,653
                                     =============   ============

               The accompanying notes are an integral part
                 of the consolidated financial statements

                          INLAND RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995 and 1994
                                        1995          1994
                                    -------------  -------------
Revenues:
   Sales of oil and gas               1,904,810      $1,063,458
   Management fees                      326,178
                                    ------------    ------------
          Total revenues              2,230,988       1,063,458
                                    ------------    -----------
Operating expenses:
   Lease operating expenses           1,010,050         915,063
   Production taxes                     132,417          90,222
   Exploration and impairment           342,081         306,121
   Depletion, depreciation and
    amortization                        857,570         330,110
   General and administrative, net    1,335,263       1,004,891
                                    ------------     -----------
          Total operating expenses    3,677,381       2,646,407
                                    ------------     -----------
Operating loss                       (1,446,393)     (1,582,949)
Interest expense                       (749,307)       (142,666)
Other income, net                       127,537          54,581
Gain on sale of Duchesne County Fields  850,000
                                    ------------     -----------
Loss from continuing operations
  before extraordinary loss          (1,218,163)     (1,671,034)
Loss on disposal of discontinued
  operations                           (500,000)       (100,000)
                                    ------------     ------------
Loss before extraordinary loss       (1,718,163)     (1,771,034)
Extraordinary loss on early
  extinguishment of debt               (215,926)
                                    ------------     ------------
Net loss                             (1,934,089)   $ (1,771,034)
                                    ============    =============
Net loss per share:
   Continuing operations                 $ (.04)         $ (.09)
   Discontinued operations                 (.01)           (.00)

   Extraordinary loss                      (.01)           (.00)
                                     ------------    -------------
          Total                          $ (.06)         $ (.09)
                                    ============    =============
Weighted average common shares
  outstanding                        30,711,095      18,738,492
                                    ============    =============
Dividends per share                     NONE            NONE

                  The accompanying notes are an integral
              part of the consolidated financial statements

                          INLAND RESOURCES INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995 and 1994

                                                  Additional
                             Preferred Stock       Paid-in
                             Shares    Amount      Capital
                          ----------- ---------   ---------
Balances, January 1, 1994
Issuance of common stock
Issuance of common stock
Issuance of common stock,
 net of issuance costs of
 $93,350
Issurance of preferred      107,546      $108      $3,696,785
 stock
Conversion of preferred        (696)       (1)        (23,924)
 stock
Net loss                 ------------  ---------   ----------
Balances, December 31, 1994 106,850       107       3,672,861
Issuance of common stock,
 net of issuance costs of
 $10,307
Preferred stock dividend                              427,400
Net loss
                         ------------  ---------   -----------
Balances, December 31,      106,850      $107       4,100,261
 1995
                         ============  =========   ===========


                                                  Additional
                             Preferred Stock       Paid-in
                             Shares    Amount      Capital
                          ----------- ---------   ---------
Balances, January 1, 1994  14,022,633 $14,023      $7,863,732
Issuance of common stock    1,142,858   1,142         398,858
Issuance of common stock    7,704,508   7,705       2,881,484
Issuance of common stock,   6,000,000   6,000       2,000,650
 net of issuance costs of

 $93,350
Issurance of preferred
 stock
Conversion of preferred        58,000      58          23,867
 stock
Net loss
                           ------------ ---------  -----------
Balances, December 31,
  1994                     28,927,999   28,928     13,168,591

Issuance of common stock,  12,000,000   12,000      5,977,693
 net of issuance costs of
 $10,307
Preferred stock dividend
Net loss
                          ------------ ---------  -----------
Balances, December 31,     40,927,999  $40,928    $19,146,284
 1995
                          ============ =========  ===========

                           Accumulated
                             Deficit
                          -------------
Balances, January 1, 1994  $(5,175,648)
Issuance of common stock
Issuance of common stock
Issuance of common stock,
 net of issuance costs of
 $93,350
Issurance of preferred
 stock
Conversion of preferred
 stock
Net loss                    (1,771,034)
                           -------------
Balances, December 31, 1994 (6,946,682)
Issuance of common stock,
 net of issuance costs of
 $10,307
Preferred stock dividend      (427,400)
Net loss                    (1,934,089)
                           -------------

Balances, December 31,      $9,308,171)
 1995
                           =============

             The accompanying notes are an integral part
              of the consolidated financial statements

                          INLAND RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995 and 1994

                                            1995          1994
                                        -----------  -----------

Cash flows from operating activities:
  Net loss                            $ (1,934,089)  $(1,771,034)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:

     Net cash used by discontinued
      operations                         (434,237)     (450,484)
     Loss on disposal of discontinued
      operations                          500,000       100,000
     Depletion, depreciation and
      amortization                        857,570       330,110
     (Gain) Loss on disposal of assets      3,942        (6,782)
     Gain on sale of Duchesne County
      Fields                             (850,000)
     Impairment of properties             296,350

     Loss on early extinguishment of
      debt                                215,926
     Changes in assets and liabilities:
       Accounts receivable and
        accrued sales                     740,961      (299,601)
       Inventory                          143,525      (274,337)
       Other current assets                66,358      (320,534)

       Accounts payable and accrued
        expenses                          695,437       382,868
                                        ------------  -----------
Net cash provided (used) by operating
 activities                               301,743    (2,309,794)
                                        ------------  -----------

Cash flows from investing activities:


  Acquisition of oil and gas
   properties                          (7,449,000)    (963,234)
  Development expenditures and
   equipment purchases                 (3,435,477)  (1,676,190)
  Proceeds from sale of Duchesne
   County Fields                        2,946,765
  Proceeds from sale of assets             47,344       10,700
  Change in restricted cash               160,658     (160,658)
  Net cash acquired in purchase of
   Inland Production Company                            60,363
  Net cash provided by sale of
   discontinued operations                            222,516
                                      ------------  ------------
Net cash used by investing activities  (8,030,244) (2,506,503)
                                      ------------ ------------

Cash flows from financing activities:
  Proceeds from long-term debt         7,600,000    3,936,358
  Payments of long-term debt          (4,180,240)     (38,163)
  Debt issue costs                      (401,803)
  Payment of related party note payable              (100,000)
  Proceeds from issuance of
   common stock                        5,989,693    2,406,650
                                     ------------  ------------
Net cash provided by financing
 activities                           9,007,650     6,204,845
                                     ------------  ------------
Net increase in cash and cash
 equivalents                          1,279,149     1,388,548
Cash and cash equivalents at
 beginning of period                  1,691,156       302,608
                                     ------------  ------------
Cash and cash equivalents at
 end of period                      $ 2,970,305   $ 1,691,156
                                     ============  ===========

               The accompanying notes are an integral part
                 of the consolidated financial statements

                   INLAND RESOURCES INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   COMPANY ORGANIZATIONAND BUSINESS DESCRIPTION:

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

     Effective March 1, 1993, the Company acquired an undivided 50% interest in certain oil and gas leases and other assets located in Duchesne County, Utah (the "Duchesne County Fields"). Accordingly, the Company's business emphasis changed from precious metals mining to oil and gas development and production.

     Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax Exploration Company, now known as Inland Production Company ("IPC"). IPC is also engaged primarily in oil and gas development and production activities in the Uinta Basin area of Northeastern Utah, in the oil and gas field known as the Monument Butte Field. The acquisition was accounted for as a purchase, therefore, the net assets and results of operations of IPC are included in the Company's consolidated financial statements from the acquisition date forward. IPC operates as a wholly-owned subsidiary of the Company.

     Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the

     Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct water flood operations. In November 1995, the Company further increased its position in the Monument Butte Field by entering into four oil and gas leases (the "Utah Federal Leases") covering 6,200 gross acres (5,861 net acres).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany activity has been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial
     Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months. The Company regularly has cash in a single financial institution which exceeds depository insurance limits. The Company places such deposits with high credit quality institutions and has not experienced any credit losses.

     Substantially all of the Company's receivables are within the oil and gas industry, primarily from the purchasers of its oil and gas and joint interest owners. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. To date, uncollectible accounts experienced by the Company have been minimal.
     Inventory:

     At December 31, 1995 and 1994, inventory consisted primarily of tubular goods valued at the lower of cost or market.

     Accounting for Oil and Gas Operations:

     The Company uses the "successful efforts" method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration, and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with acquisition activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period in which it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive.

     Upon sale of proved properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is charged to income.

     The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method, based on proved oil and gas reserves. Dismantlement, restoration, and abandonment costs are offset by residual values of lease and well equipment. As a result, no accrual for such costs has been recorded.

     Effective for the fourth quarter beginning October 1, 1995, the Company adopted Statement of Financial
     Accounting Standards No. 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of". Under this Statement, a calculation of the aggregate before-tax undiscounted future net revenues (the "Ceiling") is performed for each distinct property pool the Company owns. If the net capitalized cost of each property pool exceeds the applicable Ceiling calculation, the excess is recorded as a charge to operations. The Company currently has only one distinct property pool titled the Monument
     Butte Field.  There was no charge to the Consolidated
     Statements of Operations as a result of adopting this statement.

     The Company periodically assesses undeveloped oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period.

     Property and Equipment:

     Property and equipment is recorded at cost.
     Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

     Income Taxes:

     The Company uses the liability method of accounting for income taxes. Under the liability method, income taxes are recorded for future events at tax rates in effect when the balances are expected to be paid.

     Revenue Recognition:

     Sales of oil and gas are recorded upon delivery to purchasers.

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board issued
     Statement No. 123 on the "Accounting for Stock-Based
     Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1996 reporting year. The Company has not decided if it will adopt the recognition criteria within the standard or simply make pro forma disclosures as an acceptable alternative provided by the standard.

     Net Loss Per Share:

     Net loss per share is calculated based upon the weighted average number of shares outstanding during each period. Common stock equivalents have not been included because their effect is anti-dilutive.

     Joint Ventures:

     The financial statements include the accounts of the Company and its proportionate share of the accounts of the unincorporated joint ventures in which it participates.

     Reclassification:

     Certain prior year balances appearing on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows have been reclassified to conform with the current year financial statement presentation. These reclassifications had no effect on the accumulated deficit or net loss as previously reported.

3.   FINANCIAL INSTRUMENTS:

     Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations and to help insure the repayment of indebtedness. Changes in the market value of crude oil commodity contracts are reported as an adjustment to crude oil revenue in the period in which the related oil is sold. The gain or loss on the Company's hedging transactions is determined as the difference between the contract floor price or contract ceiling price and a reference price, generally the average price of NYMEX Light Sweet Crude Oil Futures Contracts. Hedging activities do not affect the actual sales price for the Company's crude oil.

     The Company has a hedge in place with Enron Capital and Trade Resources Corp. (an affiliate of Enron Corp.) (the "Enron Hedge") to hedge crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price (based on NYMEX Light Sweet Crude Oil Futures Contracts) (the "Average Price") is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the Average Price is less than $18.00, the Company is paid the difference between $18.00 and the Average Price, multiplied by the barrels of crude oil hedged that month. Similarly, should the Average Price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the Average Price, multiplied by the barrels of crude oil hedged that month. The Company entered into a similarly structured contract with Koch Gas Services Company on November 20, 1995. This contract hedges crude oil production over a thirteen month period beginning December 1, 1995 and ending December 31, 1996. This hedge is also structured as cost free collar with a floor price of $16.00 and a ceiling of $18.20. Since hedged quantities are based on expected future development in the Monument Butte Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling prices of $20.55 and $18.20, respectively, and development activities not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should risk factors begin to materialize. At December 31, 1995, these two contracts had a combined positive market value of $620,000. The market value will change during the contract periods and is not recognized in the accompanying consolidated financial statements.

     In order to further protect the price the Company receives for crude oil production during 1996, on January 18, 1996 the Company entered into three additional contracts with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February to December 1996. The Company received $52,400 as a result of this restructuring. Under the final contract, the Company purchased for $149,000 a put option with a strike price of $16.50, covering the period February through December 1996, to put to the purchaser an aggregate of 257,000 barrels of oil in monthly amounts escalating from 10,000 barrels to 35,000 barrels during the contract period. The effects of all hedging contracts resulted in a loss of $15,500 and a gain of $4,000 during 1995 and 1994, respectively.

4.   DISCONTINUED OPERATIONS:

     In February 1993, the Company's Board of Directors approved the purchase of the Duchesne County Fields which focused the Company's business emphasis on oil and gas production and away from precious metals mining. Since March 1994, the Company's only remaining mining operation has been the Toiyabe Mine. Since July
     1992, activities at the Toiyabe Mine have been limited to detoxification and reclamation procedures in compliance with minimum standards established by various governmental agencies.

     During 1995, the Company focused operations on the detoxification of leach pad #2 (the Toiyabe Mine has two leach pads) and certain land recontouring activities, incurring $434,000 of costs. The detoxification process generally involves lowering the constituent levels in leachate solution to concentrations considered acceptable by the Nevada
     Department of Environmental Protection (the "NDEP").
     The Company applied for a permit and received preliminary approval to land apply solutions in a controlled manner with levels of certain constituents above state drinking water standards. In October 1995, the NDEP denied the Company's formal Land Application
     Discharge Permit citing new concerns over the hydrogeology of the application area and certain other test conclusions. As a result, the Company must now achieve state drinking water standards for all constituents in the draindown solution. The Company estimates that after considering the extra labor, materials and holding costs required to achieve this level of purification, between $575,000 and $900,000 will be expended over the five years subsequent to December 31, 1995, and has established a reserve for mine reclamation of $600,000. Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, the Company believes that based on factors presently known or anticipated, the current reserve of $600,000 will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws. However, should unforeseen circumstances arise that that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $900,000.

     Since the Company's business emphasis is no longer in gold and silver mining, these operations have been classified as discontinued operations in the accompanying consolidated financial statements. Sales of gold and silver during the years ended December 31, 1995 and 1994 were $0 and $78,400, respectively. The remaining assets and liabilities attributable to discontinued operations in the accompanying consolidated balance sheets consist of:

                                    December 31,  December 31,
                                        1995         1994

                                    ------------ -----------
Accounts payable and accrued
 expenses                           $ (118,861)   $(24,996)
Property reclamation costs,
 short-term                           (200,000)   (300,000)
                                    ----------- -----------
Net current liabilities related to
 discontinued operations            $ (318,861)  $(324,996)
                                    ===========  ===========
Mining property and equipment,
 net book value                            $ 0     $52,688
Property reclamation costs,
 long-term                            (399,433)   (283,670)
                                    -----------  -----------
Net long-term liabilities related
  to discontinued operations       $  (399,433)  $(230,982)
                                   ============  ===========

     Big Blackfoot Property:

     In October 1989, the Company purchased a 50% interest in the Big Blackfoot property located near Lincoln,

     Montana. Subsequently, the results of an environmental impact study and other economic analysis showed that the existing ore body could not be economically produced. As a result of these analysis, the Company's interest in the property was written down to its net realizable value and held for sale. During the first quarter of 1994, the Company sold its Big Blackfoot holdings for approximately $222,500, which was equal to the net carrying value of the properties sold.

5.   RESTRICTED CASH:

     Under the terms of certain loan agreements which are no longer outstanding at December 31, 1995, loan proceeds and oil and gas revenue were required to be deposited in segregated bank accounts. The segregated funds could be used only to pay lease operating expenses, production taxes, approved capital expenditures, principal and interest payments and certain other costs. The total amount in the segregated accounts at December 31, 1994 is reflected as restricted cash on the accompanying consolidated balance sheet.

6.   DEPARTMENT OF ENERGY COOPERATIVE COST SHARING
AGREEMENT:

     On October 21, 1992, IPC and the U.S. Department of Energy ("DOE") signed a cooperative cost sharing agreement to further develop oil production and reserves in the State of Utah using secondary water flood recovery techniques. Total expenditures under the three year program were expected to be $4.4 million, of which the DOE would reimburse approximately $1.8 million to the Company. As of December 31, 1995, substantially all expenditures under this program were incurred. The Company expects to receive its final reimbursement of $30,753 from the DOE during 1996.

7.   ACQUISITION OF INLAND PRODUCTION COMPANY:

     Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of IPC by issuing 7,704,508 shares of common stock and 107,546 shares of Series A convertible preferred stock (the

     "Purchase Consideration"). IPC is engaged primarily in the development of the Monument Butte Field located in the Uinta Basin area of Northeastern Utah. At the purchase date, IPC owned working interests varying from 4% to 100% in 8,508 net acres of oil and gas leases in the Monument Butte Field; and also owned oil and gas properties in the states of Wyoming and Oklahoma. The acquisition was accounted for as a purchase.

     The following unaudited condensed pro forma results of operations is presented to illustrate the effect of the merger with IPC on the Company's results of operations as if the transaction had occurred at January 1, 1994.

                                                    1994
                                                -------------
       Revenues                                 $ 1,547,000
                                                =============
       Costs and expenses                       $ 3,408,000
                                                =============
       Net loss from continuing
         operations                             $ (2,016,000)
                                                =============
       Net loss                                 $ (2,116,000)
                                                =============
       Loss per share from continuing
         operations                                  $  (.07)
                                                =============
       Loss per share                                $  (.08)
                                                =============

8.   FARMOUT AGREEMENT:

     Effective July 1, 1995, the Company entered into a Farmout Agreement (the "Farmout") with a related party (the "Farmee") covering the six month period through December 31, 1995. Twenty-one wells totaling approximately $6.8 million were drilled (of which 20 were completed and one was a dry hole) under the Farmout in the Monument Butte Field. Under terms of the Farmout, the interest in each drill site assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% annual rate of return. The Farmee is also required to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's working interest and net of COPAS drilling overhead charges, as reimbursement to the Company for land, geological, engineering and accounting services. Management fees of $326,178 were recorded for the twenty-one wells drilled under the Farmout in 1995. At December 31, 1995, the Farmee owned the Company $43,000 related to the Farmout.

     On November 22, 1995, the Company entered into an Option Agreement with the Farmee which allows the Company the right to purchase the Farmout interests on March 10, 1997 by issuing Common Stock of the Company. The value of the Farmout interests on March 10, 1997 (the "Farmout Value") is computed using the Payout calculation as defined in the Farmout. The number of shares of the Company's Common Stock to be issued is calculated by dividing the Farmout Value by a value of $0.50 cents per Common Share. In addition, the Company issued the Farmee a Warrant Certificate dated November 22, 1995 whereby if the Company does not exercise its rights under the Option Agreement on March 10, 1997, the Farmee has three days to purchase for cash the number of shares of the Company's Common Stock equal to the Farmout Value divided by a value of $0.50 cents per Common Share. The Company expects to exercise the Option Agreement since it is a requirement under the TCW Loan Agreement. Subject to changes in oil price, operating costs, production rates and other factors, the Company estimates the Farmout Value on March 10, 1997 to be between $3.75 and $4.25 million, which would cause the issuance of 7.5 million to 8.5 million new shares of the Company's Common Stock.

9.   OTHER PROPERTY AND EQUIPMENT:

     Other property and equipment at December 31, 1995 and

     1994 consists of the following:

                                   December 31, December 31,
                                       1995       1994
                                   ------------ -----------
Mining property and equipment      $        0   $  238,514
Furniture and fixtures                287,773      187,696
Vehicles                              179,680      136,598
Land and buildings                    290,041       66,683
                                   ------------ -----------
                                      757,494      629,491
Less accumulated depreciation        (164,388)    (253,363)
                                   ------------ -----------
                                    $ 593,106   $  376,128
                                   ============ ===========

10.  LONG-TERM DEBT:
     On August 24, 1994, the Company entered into a Loan Agreement with Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Corp., to provide nonrecourse financing for the development of the Duchesne County Fields (the "Inland Loan Agreement"). The Company had drawn down $2.5 million under the facility through July 1, 1995, the date the Company sold the Duchesne County Fields to Petroglyph Gas Partners, L.P. ("PGP"). The purchase price paid by PGP was (i) $3 million in cash (less $53,000 in net closing adjustments between the parties)
     (ii) the assumption by PGP of the Company's $2.5 million outstanding liability under the Inland Loan Agreement and (iii) the assignment by PGP to the Company of PGP's 38.23% working interest in 8,277 gross acres of oil and gas leases in Duchesne County, Utah. JEDI consented to the sale and assumption of the Inland Loan Agreement by PGP, therefore, Inland has no further liability or obligation under the Inland Loan Agreement.

     On September 21, 1994, the Company entered into a separate Loan Agreement with JEDI to provide nonrecourse financing for the development of the

     Monument Butte Field (the "IPC Loan Agreement"). Through November 29, 1995, the Company had drawn down $4 million under the facility. On November 29, 1995, the Company entered into a Credit Agreement (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to $25 million for the development of the Monument Butte Field. The Company drew down $5 million initially and used the proceeds to repay $4,123,500 of principal and interest in full satisfaction of amounts due under the IPC Loan Agreement and to pay $400,000 of closing costs associated with the TCW Loan Agreement, with the balance of funds increasing working capital. The remaining $20 million of loan availability will be used to fund development drilling in the Monument Butte Field during 1996. The TCW Loan Agreement provides that the Company may borrow up to the additional $20 million during the commitment period, which expires on September 30, 1996, unless earlier terminated pursuant to certain provisions. The TCW Loan Agreement bears interest at 10% per annum. Interest is payable quarterly beginning March 27, 1996 and minimum payments of principal are required quarterly beginning March 1997. In addition to these payments the Company granted TCW an equity yield enhancement in the form of an initial 7% overriding royalty interest, proportionately reduced to the Company's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equals 16%, at which time it reduces to 3% until TCW's internal rate of return equals 22%. The TCW Loan Agreement also subjects the Company to penalties if the loan is prepaid prior to its second anniversary date of November 29, 1997. The Company paid a $250,000 commitment fee at closing. The Company is also required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's consent, and may not pay any dividends or make any other distributions to stockholders without TCW's consent. The TCW Loan Agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the

     Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties. Based on the borrowing rates available to the Company for debt with similar terms and maturities at December 31, 1995, the fair market value of the TCW
     Loan Agreement approximates its carrying value.  At
     December 31, 1995, the Company had borrowed $5 million under the TCW Loan Agreement and had established an $800,000 discount on the note associated with the initial 7% override.

     On May 1, 1995, the Company purchased surface land in the Monument Butte Field by entering into a loan agreement (the "Carman Loan Agreement"). The agreement terms included a payment at closing of $14,493 plus annual payments of principal and interest of $26,800 due May 1st of each year for the next fourteen years. Interest accrues at 9.5% per annum and the agreement is collateralized by the purchased land.

     Long-term debt December 31, 1995 and 1994 consists of the following:

                                    December 31, December 31,
                                         1995       1994
                                    ------------ -----------
     TCW Loan Agreement             $5,000,000
   Less discount on TCW Loan
      Agreement                       (800,000)
                                    ------------
                                     4,200,000
     Carman Loan Agreement             202,907
     Non-recourse notes with Ford
      Motor Credit. The notes

      bear interest at 8.5% to
      10.25% and are due through
      1998.  The notes require
      monthly payments of $4,680
      including interest and are

      collateralized by vehicles.       81,339        75,913
     Inland Loan Agreement                         1,800,000

     IPC Loan Agreement                            2,100,000
     Promissory notes with banks                     147,086
                                    ----------    -----------
         Total                      4,484,246     4,122,999
         Current portion               48,021     1,965,157
                                  -----------    -----------
     Long-term portion             $4,436,225     $2,157,842
                                  ===========    ===========

     As of December 31, 1995, the annual principal payments on long-term debt for the next five years are as follows:


          1996                  $ 48,021
          1997                 1,133,000
          1998                 2,221,000
          1999                 1,712,000
          2000                    10,000
          Thereafter             160,225
                              ----------
          Total               $5,284,246
                              ==========

11.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting
     Standards No. 109, Accounting for Income Taxes ("SFAS
     No. 109"). In 1995 and 1994, no income tax provision or benefit was recognized due to net operating losses incurred during the years and the recording of a full valuation allowance.

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1995 is as follows:


                                         Deferred
                           December 31,  Expense     December 31,
                              1994       (Benefit)       1995
                           -----------   ---------   -----------

Deferred tax assets:
     Amortization of
      deferred exploration
      and mining costs      $ 135,700                 $  135,700
     Net operating loss
      carryforwards         5,554,400      165,600     5,720,000
     Other                                  55,300        55,300
                          -------------  ---------   -----------
        Total               5,690,100      220,900      5,911,000
     Valuation allowance  (2,941,000)    (191,000)    (3,132,000)
                          -------------  ---------   ------------
       Deferred tax assets 2,749,100       29,900      2,779,000
                          -------------  ---------   ------------

Deferred tax liabilities:
     Depletion, depreciation
      and amortization of
      property and
      equipment           (2,528,100)    (240,900)    (2,769,000)
     Department of Energy
      refund                (221,000)      211,000       (10,000)
                          ------------   ---------    -----------
     Deferred tax
      liabilities         (2,749,100)     (29,900)     2,779,000)
                          ------------   ---------    -----------
Net deferred tax asset         -             -              -

                          ============   =========    ===========

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities.

     At December 31, 1995, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $16,820,000 and $16,780,000, respectively, which expire from 1998 to 2010. The Company also has investment tax and new jobs credit carryforwards of $175,000 and $6,000, respectively, which expire from 1996 to 2001. Utilization of the net operating loss carryforwards and tax credit carryforwards are limited under the change of ownership tax rules.

12.  OVERHEAD FEES AND DIRECT CHARGES:

     The Company charges working interest owners various overhead and management fees on wells drilled and operated under its supervision. As part of its working interest, the Company incurs its proportionate share of such fees as oil and gas lease operating expenses. The total of overhead fees and other direct charges such as labor and field charges which have been credited against general and administrative expenses for the year ended December 31, 1995 and 1994 are $1,105,000 and $240,880.

13.  CAPITAL STOCK:

     Common Stock:

     In connection with the merger with IPC, the Company increased the number of authorized common shares from 30,000,000 to 100,000,000 shares.

     On March 22, 1996, the Company's Board of Directors approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split would be to reduce authorized common shares from 100,000,000 to 10,000,000 shares and reduce outstanding common shares from 40,927,999 to 4,092,800 shares. The Board further approved an increase in the number of post-split authorized shares from 10,000,000 shares to 25,000,000 shares. Consummation of the reverse stock split and increase in post-split authorized common shares remains subject to adoption by the stockholders of the Company at the annual meeting of stockholders to be held on May 22, 1996.

     Series A Convertible Preferred Stock:

     In connection with the merger with IPC, the Company issued 107,546 shares of newly created Series A convertible preferred stock. The Series A preferred stock has a $50.00 per share liquidation preference plus accumulated and unpaid dividends. The Series A preferred stock was initially redeemable by the Company at $50.00 per share. On August 25, 1995, the redemption price increased to $54.00 per share and the Company has recognized a $427,400 preferred stock dividend on the Consolidated Statements of Stockholders' Equity. On August 29, 1996, the redemption price will further increase to $58.32 per share. Beginning August 29, 1997, each share will accrue cumulative cash dividends of 8% per annum based
     on the redemption price or $4.66 per share.   Each
     Series A preferred share is currently convertible at the option of the holder into 93.995 shares of the Company's common stock. Currently, the Series A preferred stockholders have the right to elect three of the seven members of the Company's Board of Directors. The Series A preferred stockholders also have the right to vote as a separate class to approve any merger in which the Company does not survive, the sale of all or substantially all of the assets of the Company and the issuance of any class of stock with rights equal or senior to the Series A preferred stock.


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during 1995 and 1994 was $586,000 and $133,660, respectively.

     The Company purchased land in the Monument Butte Field by issuing debt for $202,907 in 1995.

     The Company acquired all the outstanding capital stock of IPC in 1994 by issuing the Purchase Consideration.
     In conjunction with the acquisition, the following liabilities were assumed:

  Fair value of assets acquired                 $ 8,197,000
  Fair value of Purchase
   Consideration                                 (6,840,000)
                                                 -----------
  Liabilities assumed                            $ 1,357,000
                                                 ===========

15.  RELATED PARTY TRANSACTIONS:

     The chairman and chief financial officer of the Company have participated as limited partners and/or working interest owners of oil and gas properties in which the Company has an interest. Effective October 1, 1994, as required by the merger agreement, the Company purchased these interests for an aggregate purchase price of $86,870, which represented fair market value.

     As of the effective date of the merger, a $100,000 Loan
     Agreement existed between the Company and its chairman, a director, its chief financial officer and others. On
     September 30, 1994 the loan was fully repaid.

     Prior to their affiliation with the Company and prior to the Company's purchase of the Duchesne County

     Fields, the Company's President and Chief Operating Officer were hired as consultants by Evertson Oil Company ("Evertson") to coordinate geological evaluations of the Duchesne County Fields and to assist Evertson in finding a development partner for its oil and gas properties. These individuals exercised their options to acquire 25% of the capital stock of Evertson for an aggregate purchase price of $834. In March 1993, Evertson sold a 50% interest in the Duchesne County Fields to the Company. In February 1994, Evertson sold its remaining 50% interest in the Duchesne County Fields to PGP. In conjunction with the PGP transaction, Evertson redeemed all the capital stock of Evertson held by the Company's President and Chief Operating Officer for $1,000,000.

16.  COMMITMENTS:

     The Company leases approximately 9,500 square feet of office space in Denver. The lease expires in June 2000 and provides for a rental rate of $10,354 per month.
     Future minimum rental payments under this lease are as follows:

          1996                 $ 120,000
          1997                   124,000
          1998                   124,000
          1999                   124,000
          2000                    62,000
                              ----------
                               $ 544,000
                              ==========

     Total rent expense during 1995 and 1994 was $52,435 and $43,564, respectively.

17.  INCENTIVE STOCK OPTIONS, WARRANTS AND 401(K) PLAN:

     On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "Plan") for key employees and directors of the Company. During 1994, the number of authorized, but unissued shares of common stock reserved for issuance under the Plan was increased from 1,000,000 to 2,128,000. All options under the Plan are granted at or above fair market value, are exercisable 90 days after grant and expire 10 years from the date of grant. All options were exercisable at December 31, 1995.

                                         Number of
                                          Options  Option Price
                                         ----------------------
Balance, December 31, 1993               730,500   $.25 - $1.15
Granted                                  292,000   $.31 - $ .44
Canceled                                 (74,900)  $.53 - $1.15
                                        ----------
Balance, December 31, 1994               947,600   $.25 - $1.15

Granted                                  557,000  $ .31 - $ .53
                                        ----------
Balance, December 31, 1995             1,504,600   $.25 - $1.15
                                        ==========

     Effective February 23, 1993, the Company entered into a three-year employment agreement with the President and Chief Executive Officer of the Company for an annual base salary of $180,000. In addition, the Company granted the President a five-year warrant to acquire 469,632 shares of the Company's common stock at an exercise price of $0.4375 per share, and agreed for as long as he is an executive officer of the Company to grant him additional five-year warrants equal to 5% of the number of shares issued by the Company in future transactions with an exercise price equal to the price at which such additional shares are issued. The employment agreement is renewable for successive one year terms, unless either party gives written notice of such party's intention not to renew at least ninety days prior to the termination of the current term; provided, however, it is also subject to termination at any time by either party by giving at least one year prior written notice. No notice was given by either party and, consequently, the employment agreement automatically renewed for a one-year period expiring February 23, 1997. If the agreement is terminated by the Company without cause, the President is entitled to one years' salary and bonus. Pursuant to this agreement, the President has received the following warrants:

                                          Exercise
        Date                               Price     Warrants
- -------------------------               ---------- ------------
October 15, 1993                             $0.33       31,500
November 16, 1993                            $0.50       15,000
March 3, 1994                                $0.35       57,143
September 21, 1994                           $0.35      300,000
September 21, 1994                           $0.31      385,225
September 21, 1994                           $0.60      448,108
February 1, 1995                             $0.65       12,500
November 6, 1995                             $0.50      300,000

     The Chief Financial Officer of the Company ("CFO") entered into an employment agreement with the Company at the closing of the merger with IPC providing for a two year term, at a salary of $137,500. The employment agreement also provides for medical and disability benefits and certain other benefits. As part of his employment agreement with the Company, the CFO was granted an option for 200,000 shares of common stock exercisable at $.3125, the closing "bid" price per share at the closing IPC merger, and which expires 10 years after the date of grant. The CFO's employment agreement is renewable for successive one year terms, unless either party gives written notice of such party's intention not to renew at least 90 days prior to the termination of the current term; provided, however, it is also subject to termination at any time by either party by giving at least one year prior written notice. If the CFO's agreement is terminated by the Company without cause, he is entitled to one years' salary and bonus.

     The Chairman of the Board of the Company (the "Chairman") entered into an employment agreement with the Company at the closing of the merger with IPC providing for a two year term, at a salary of $115,000. The employment agreement also provided for medical and disability benefits and certain other benefits. As part of his employment agreement, the Chairman was entitled to certain life insurance benefits and received an overriding royalty interest in any oil, gas and mineral lease previously acquired by IPC or which in the future may be acquired by the Company, equal to 1% of the lease interest acquired if such lease acquired relates to a project developed by the Chairman. The agreement provided that if the Chairman was terminated by the Company without cause, he would be entitled to one years' salary and bonus. Effective July 1, 1995, the Company and the Chairman mutually agreed to terminate his employment agreement and entered into a two year Deferred Compensation Agreement providing for payment of $70,000 per year to the Chairman, and which continued his entitlement to health and life insurance benefits until July 1, 1996 and his entitlement to the overriding royalty interests earned prior to July 1, 1995.

     On December 15, 1993, the Company entered into an agreement with a consultant to provide services to the Company in exchange for a retainer of $1,750 per month plus the grant of an option to purchase 300,000 shares of Common Stock at $0.50 per share. The option is exercisable at the rate of 25,000 shares per quarter commencing December 31, 1993 and must be fully exercised before October 31, 1998, although if the consultant's services are terminated, the portion of the option not yet exercisable becomes permanently unexercisable. In addition, if the average monthly closing price of the Company's Common Stock exceeds
     $2.00 per share, then the entire option is exercisable immediately.

     On March 15, 1995, the Company issued a different consultant a warrant to purchase 250,000 shares of common stock at $0.65 per share. The warrant is exercisable immediately and expires February 1, 1998.

     Effective February 1, 1995, the Company adopted a qualified contributory retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the Plan by participants. In addition, the Company matches, at its discretion, a portion of the participant's voluntary contribution. Matching contributions of $14,300 were made by the Company in 1995.

18.  OIL AND GAS PRODUCING ACTIVITIES:

     Major Customers
                                       1995           1994
                                   ----------      ---------
     Purchaser A                     $385,000       $520,000
     Purchaser B                    1,387,000        221,000
     Purchaser C                                     277,000

     Costs Incurred in Oil and Gas Producing Activities

     Costs incurred in oil and gas producing activities are summarized as follows:

                                      1995            1994
                                  -----------    -----------
Unproved property
  acquisition cost                $ 7,238,000      $ 428,000
Proved property
  acquisition cost                    211,000        505,000
Development cost                    2,050,000      2,500,000
Exploration cost                    1,381,000        306,000
                                  -----------    -----------
     Total                        $10,880,000    $ 3,739,000
                                  ===========    ===========

     Net Capitalized Costs

     Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows:

                                      1995           1994
                                 ------------   ------------
Unproved properties              $ 8,508,421    $ 1,334,490
Proved properties                  8,743,464     10,553,335
Gas and water
  transportation
  facilities                         152,395        643,307
                                 ------------   ------------
     Total                        17,404,280     12,531,132

Accumulated depletion,
  depreciation and
  amortization                      (585,590)      (489,840)
                                 ------------   ------------
     Total                      $ 16,818,690    $ 12,041,292
                                 ============   ============

     Oil and Gas Reserve Quantities (Unaudited):

     The reserve information presented below is based upon reports prepared by the independent petroleum engineering firm of Ryder Scott Company. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. As a result, revisions to previous estimates are expected to occur as modifications are made to development drilling criteria, additional production data becomes available or economic factors change.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

     Presented below is a summary of the changes in estimated reserves of the Company, all of which are located in the United States, for the years ended
     December 31, 1995 and 1994.


                           1995                   1994
                   --------------------   ---------------------
                   Oil (Bbl)  Gas (Mmcf)  Oil (Bbl)  Gas (MMcf)
                   ---------- ----------  ---------  ----------
Proved reserves,
 beginning of year 1,502,878    3,726        350,631      2,587
Purchase of reserves
 in place                                    956,046      1,625
Extensions and
 discoveries       2,422,129    5,033        100,135         88
Production          (104,564)    (109)       (46,089)      (171)
Revisions of previous

 estimates          (260,777)    (891)       142,155       (403)
Sales of reserves in
 place              (543,687)  (2,096)
                   ----------  ---------   ---------    ---------
Proved reserves, end
 of year           3,015,979    5,663      1,502,878      3,726
                   ==========  =========   =========    =========

Proved developed
 reserves, beginning of
 year                839,978    1,987        226,719      1,789
                  ==========  =========    =========    =========
Proved developed
 reserves, end of
 year              1,226,696    1,223        839,978      1,987
                  =========== =========    =========    =========

     Standardized Measure of Discounted Future Net Cash
     Flows (Unaudited):

     Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

     Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

     The assumptions used to compute the standardized measure are those prescribed by the Financial
     Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                     1995           1994
                                 ------------   ------------
Future cash inflows             $ 60,336,000   $ 31,607,000
Future production
 costs                           (21,292,000)   (12,308,000)
Future development
 costs                           (15,819,000)    (5,551,000)
Future income tax
 provision                        (4,220,000)    (1,006,000)
                                 ------------   ------------
Future net cash flows             19,005,000     12,742,000
Less effect of 10%
 discount factor                  (9,574,000)    (5,799,000)
                                 ------------   ------------
Standardized measure of
  discounted future net
  cash flows                     $ 9,431,000   $  6,943,000
                                 ============   ============

     The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1995 and 1994.

                                     1995           1994
                                 ------------   ------------
Standardized measure,
 beginning of year               $ 6,943,000    $ 2,356,000
Purchase of reserves
 in place                                         4,430,000
Sales of reserves in
 place                            (3,187,000)
Sales of oil and gas
 produced, net of
 production costs                   (762,000)       (58,000)
Net change in prices
 and production costs              2,043,000       (600,000)
Extensions, discoveries
 and improved recovery,
 net                              33,150,000      1,188,000
Revisions of previous
 quantity estimates              (6,240,000)      1,085,000
Change in future
 development costs              (13,064,000)     (1,648,000)
Net change in income
 taxes                           (3,738,000)        511,000
Accretion of discount            (5,714,000)       (321,000)
                                -------------   ------------
Standardized measure,
 end of year                    $ 9,431,000     $ 6,943,000
                                =============   ============

                        INDEX TO EXHIBITS


Exhibit  Sequentially
Number   Description of Exhibits                  Numbered
Page

2.1 Agreement and Plan of Merger between the Company, IRI Acquisition Corp. and Lomax
         Exploration Company ("IPC") (exclusive of all exhibits) (Filed as exhibit 2.1 to the Company's Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by this reference).

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

                               (i)
3.1.4    Articles of Correction to Articles of
         Amendment dated August 31, 1994 (filed as
         Exhibit 3.1.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

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

*4.1 Credit Agreement between the Company, IPC and Trust Company of the West and various affiliated entities (collectively, "TCW") dated November 29, 1995 (exclusive of all exhibits and schedules).

*4.1.2 Royalty Agreement dated November 29, 1995, between IPC, TCW DR IV Royalty Partnership,
         L.P. and TCW (exclusive of all exhibits and schedules).

                               (ii)
*4.1.3   Conveyance of Adjustable Overriding Royalty
         Interest dated November 29, 1995 between IPC and TCW DR IV Royalty Partnership, L.P.
         (exclusive of all exhibits and schedules).

*4.1.4   Deed of Trust, Mortgage, Line of Credit
         Mortgage, Assignment, Security Agreement,
         Fixture Filing and Financing Statement dated
         November 29, 1995 between IPC, First
         American Title Company of Utah, Trustee, and
         TCW Asset Management Company, Collateral
         Agent (exclusive of all exhibits and
         schedules).

*4.1.5 Guaranty dated November 29, 1995, executed by Inland Resources Inc. in favor of TCW and other named parties.

 10.1    1988 Option Plan of Inland Gold and Silver
         Corp. (filed as Exhibit 10(15) to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.1.1   Amended 1988 Option Plan of Inland Gold and
         Silver Corp. (filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.1.2 Amended 1988 Option Plan of the Company, as amended through August 29, 1994 (including amendments increasing the number of shares to 2,128,000 and changing "formula award")
         (filed as Exhibit 10.1.2 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

 10.2 Warrant Agreement and Warrant Certificate between Kyle R. Miller and the Company dated
         February 23, 1993 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 23, 1993, and incorporated
                              (iii)
         herein by reference).

10.2.1 Warrant Certificate between Kyle R. Miller and the Company dated October 15, 1993 representing 31,500 shares (filed as Exhibit
         10.2.1 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.2 Warrant Certificate between Kyle R. Miller and the Company dated March 22, 1994 representing 57,142 shares (filed as Exhibit
         10.2.2 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.3 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 448,108 shares (filed as
         Exhibit 10.2.3 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.2.4 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 385,225 shares (filed as
         Exhibit 10.2.4 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.2.5 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 300,000 shares (filed as
         Exhibit 10.2.5 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.2.6   Amendment to Warrant Certificates filed as
         Exhibits 10.2, 10.2.1 and 10.2.2 (filed as
                               (iv)
         Exhibit 10.2.6 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

*10.2.7 Warrant Certificate between Kyle R. Miller and the Company dated November 16, 1993 representing 15,000 shares.

*10.2.8 Warrant Certificate between Kyle R. Miller and the Company dated March 15, 1995 representing 12,500 shares.

*10.2.9 Warrant Certificate between Kyle R. Miller and the Company dated November 6, 1995 representing 300,000 shares.

10.2.10 First Amendment to Warrant Agreement between the Company and Kyle R. Miller dated October
         19, 1995 (filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

 10.3 Employment Agreement between Kyle R. Miller and the Company dated February 23, 1993
         (filed as Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated February
         23, 1993, and incorporated herein by
         reference).

10.4 Lease Agreement - Commercial Premises (short form) dated August 12, 1988 by and between Broadway Management Company and the Company, together with Addendums to Lease dated
         October 2, 1989, November 6, 1991 and March
         8, 1993 (filed as Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.5     Purchase and Sale Agreement between the
         Company and Evertson Oil Company, Inc. dated
         March 15, 1993 (filed as Exhibit 10.19 to
                               (v)
         the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.6.1   Wrap Around Agreement between Petroglyph Gas
         Partners, L.P. ("PGP") and the Company dated
         January 31, 1994 (filed as Exhibit 10.20.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.6.2 Assignment of Purchase and Sale Agreement from the Company to PGP (filed as Exhibit
         10.20.2 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended
         December 31, 1993, and incorporated herein by reference).

10.6.3 Ratification of Purchase and Sale Agreement between Evertson Oil Company, Inc. and the
         Company dated January 31, 1994 (filed as
         Exhibit 10.20.3 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.6.4   Letter from PGP to the Company dated January
         28, 1994 (filed as Exhibit 10.20.4 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.6.5   Asset Purchase and Sale Agreement dated
         August 25, 1995, but effective as of July 1,
         1995, by and between the Company and PGP
         (without exhibits) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 19, 1995, and incorporated herein by reference).

10.6.6   Assignment and Assumption Agreement, First
         Amendment to Loan Agreement, and
         Confirmation of Documents dated September
         19, 1995 by and between the Company, PGP and
                               (vi)
         Joint Energy Development Investments Limited
         Partnership (without exhibits) (filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 19, 1995, and incorporated herein by reference).

10.7.1 Operating Agreement dated February 25, 1994 between the Company, PGP and Petroglyph
         Operating Company, Inc. related to a portion of the Duchesne County Fields (filed as
         Exhibit 10.21.1 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.7.2 Operating Agreement dated February 25, 1994 between the Company, PGP and Petroglyph
         Operating Company, Inc. related to the
         remainder of the Duchesne County Fields
         (filed as Exhibit 10.21.2 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference).

 10.8    Cooperative Agreement between IPC and the
         U.S. Department of Energy, and related
         correspondence (filed as Exhibit 10.22 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and
         incorporated herein by reference).

 10.9    Employment Agreement between IPC and Bill I.
         Pennington effective May 1, 1993, which was replaced by Exhibit 10.9.1 (filed as Exhibit
         10.23 to the Company's Registration
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

 10.9.1  Employment Agreement between the Company and
         Bill I. Pennington dated September 21, 1994
         (filed as Exhibit 10.9.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and
                               (vii)
         incorporated herein by reference).

 10.10   Employment Agreement between IPC and John D.
         Lomax effective May 1, 1992 which was
         replaced by Exhibit 10.10.1 (filed as
         Exhibit 10.24 to the Company's Registration
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

 10.10.1 Employment Agreement between the Company and
         John D. Lomax dated September 21, 1994
         (filed as Exhibit 10.10.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10.2  Deferred Compensation Agreement dated
         effective July 1, 1995 between the Company and John D. Lomax (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30,
         1995, and incorporated herein by reference).

*10.10.3 First Amendment to Deferred Compensation
         Agreement dated effective December 1, 1995 between the Company, IPC and John D. Lomax.

 10.11   Loan Agreement dated July 8, 1993 between
         IPC and First Interstate Bank of Utah, N.A.
         regarding $250,000 loan (filed as Exhibit
         10.25 to the Company's Registration
         Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

 10.11.1 Floating Rate Promissory Note dated July 8,
         1993 in the amount of $250,000 executed by IPC and representing the loan described in
         Exhibit 10.11 (filed as Exhibit 10.25.1 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and
         incorporated herein by reference).

 10.11.2 Assignment of Monies Due and to Become Due
                              (viii)
         dated July 8, 1993 executed by IPC and
         relating to Exhibit 10.11 (filed as Exhibit
         10.25.2 to the Company's Registration
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

 10.11.3 Continuing Guaranty dated July 8, 1993 executed by John D. Lomax and Bill I.
         Pennington in favor of First Interstate Bank of Utah, N.A. (filed as Exhibit 10.25.3 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and
         incorporated herein by reference).

 10.11.4 Deed of Trust, Mortgage, Assignment,
         Security Agreement, and Financing Statement executed by IPC dated July 19, 1993 securing the obligations described in Exhibit 10.11
         (filed as Exhibit 10.25.4 to the Company's
         Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by reference).

 10.12   Loan Agreement dated June 1, 1994 between
         IPC and John D. Lomax, Bill I. Pennington,
         Jack N. Warren, Allan C. King and T Brooke
         Farnsworth relating to $100,000 loan to IPC
         (filed as Exhibit 10.26 to the Company's
         Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by reference).

 10.12.1 Promissory Note dated June 1, 1994 payable by IPC to the persons described in Exhibit
         10.12 relating to the loan described in
         Exhibit 10.12 (filed as Exhibit 10.26.1 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and
         incorporated herein by reference).

 10.12.2 Deed of Trust, Mortgage, Assignment,
         Security Agreement, and Financing Statement executed by IPC and securing the loan
                               (ix)
         described in Exhibit 10.12 (filed as Exhibit
         10.26.2 to the Company's Registration
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

 10.12.3 Security Agreement executed by IPC and securing the loan described in Exhibit 10.12
         (filed as Exhibit 10.26.3 to the Company's
         Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by reference).

10.13    Subcontract Agreement between IPC and the
         University of Utah dated September 25, 1992
         (filed as Exhibit 10.27 to the Company's
         Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by reference).

 10.14 Subcontract Agreement dated October 8, 1992 between IPC and the University of Utah
         Research Institute (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

 10.15   Chevron Crude Oil Purchase Contract No.
         531144 dated October 25, 1988, as amended by Amendment No. 1 dated November 27, 1989,
         Amendment No. 2 dated September 12, 1990,
         Amendment No. 3 dated July 15, 1991,
         Amendment No. 4 dated January 22, 1992,
         Amendment No. 5 dated January 13, 1993, and the March 4, 1992 letter from Chevron U.S.A.
         Products Company to all Chevron Products
         Company customers (filed as Exhibit 10.29 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and
         incorporated herein by reference).

 10.16   Lease dated March 30, 1993 between Marshall
         Properties, Inc. and IPC (filed as Exhibit
         10.30 to the Company's Registration
                               (x)
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

 10.17   Agreement between IPC and Bill I. Pennington
         (filed as Exhibit 10.31 to the Company's
         Registration Statement on Form S-4,
         Registration No. 33-80392, and incorporated herein by reference).

 10.18 Subscription Agreement between the Company and Smith Management Company dated May 12,
         1994 (filed as Exhibit 10.34 to the
         Company's Registration Statement on Form S-4,
         Registration No. 33-80392, and
         incorporated herein by reference).

10.18.1  Amendment to Subscription Agreement filed as
         Exhibit 10.32, dated September 16, 1994
         (filed as Exhibit 10.18.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.19    Registration Rights Agreement dated
         September 21, 1994 between the Company and
         Energy Management Corporation, a wholly
         owned subsidiary of Smith Management Company and the assignee of Smith Management Company under the Subscription Agreement filed as
         Exhibit 10.18 (filed as Exhibit 10.19 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.19.1  Correspondence constituting an
         amendment/clarification of the Registration
         Rights Agreement filed as Exhibit 10.19
         (filed as Exhibit 10.19.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.19.2  Registration Rights Agreement dated March
                               (xi)
         20, 1995 between the Company and Energy
         Management Corporation (filed as Exhibit
         10.19.2 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.20 Swap Agreement dated August 4, 1994 between the Company and Enron Risk Management
         Services Corp.(filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.21 Swap Agreement dated August 26, 1994 between the Company and JEDI (filed as Exhibit 10.2 to the Company's Quarterly Report on Form
         10-QSB for the fiscal quarter ended
         September 30, 1994, and incorporated herein by reference).

10.22    Swap Agreement dated August 4, 1994 between
         IPC and Enron Risk Management Services Corp.
         (filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-QSB for the
         fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.23 Subscription Agreement between the Company and Pengo Securities Corp. dated October 23,
         1995, without exhibits (filed as Exhibit
         10.1 to the Company's Current Report on Form
         8-K dated November 6, 1995, and incorporated herein by reference).

10.23.1  Registration Rights Agreement between the
         Company and Pengo Securities Corp. dated
         November 6, 1995 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.24 Combined Hydrocarbon Lease between IPC and the U.S. Department of the Interior, Bureau
                               (xii)
         of Land Management ("Bureau") dated
         effective October 18, 1995 relating to
         677.36 acres (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated
         November 6, 1995, and incorporated herein by reference).

10.25 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 2,879.94 acres (filed as Exhibit
         10.4 to the Company's Current Report on Form
         8-K dated November 6, 1995, and incorporated herein by reference).

10.26 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 647.32 acres (filed as Exhibit
         10.5 to the Company's Current Report on Form
         8-K dated November 6, 1995, and incorporated herein by reference).

10.27 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 1,968.01 acres (filed as Exhibit
         10.6 to the Company's Current Report on Form
         8-K dated November 6, 1995, and incorporated herein by reference).

10.28 Farmout Agreement between IPC, the Company and Randall D. Smith, dated effective July
         1, 1995 (filed as Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

*10.29 Option Agreement dated November 22, 1995 between the Company, IPC and Randall D.
         Smith.

*10.29.1 Warrant Certificate dated November 22, 1995 granted by the Company to Randall D. Smith, together with Exhibit "A", a Registration
         Rights Agreement.

                              (xiii)
*10.30 Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas Services Company dated November 20, 1995.

10.31    Swap Agreement dated November 22, 1994
         between the Company and Joint Energy
         Investments Limited Partnership (filed as
         Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

*10.31.1 Termination Agreement Revised dated January
         18, 1996 between the Company and Enron
         Capital & Trade Resources Corp. ("ECT")
         relating to Exhibit 10.31.

10.32    Swap Agreement dated January 18, 1995
         between the Company and ECT (filed as
         Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

*10.33 Put Option dated January 18, 1996 between the Company and ECT.

*10.34   Commodity Option dated January 18, 1996
         between IPC and ECT.

*21.1    Subsidiaries of the Company.

*23.1    Consent of Coopers & Lybrand L.L.P.

*23.2    Consent of Ryder Scott Company Petroleum
         Engineers.

*27.1 Financial Data Schedule required by Item 601 of Regulation S-B.

________________________

* Filed herewith.

                              (xiv)