Form 10KSB/A
period 1995-12-31
INLAND RESOURCES INC
filed 1996-04-17
CIK 717754

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB/A
                       (Amendment No. One)

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

Transitional Small Business Disclosure Format (check one):

               Yes ______          No     X

                        TABLE OF CONTENTS


                             PART II


ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .  1



                             PART III


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8K . . . . . .   1

                    INLAND RESOURCES INC.

                           PART II

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item begin at page F-1 hereof.

                          PART III

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

      10.16 Lease dated March 30, 1993 between Marshall Properties, Inc. and IPC (filed as Exhibit
               10.30 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

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


     10.19.2 Registration Rights Agreement dated March 20, 1995 between the Company and Energy Management Corporation (filed as Exhibit 10.19.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

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

     *21.1     Subsidiaries of the Company.

     **23.1    Consent of Coopers & Lybrand L.L.P.

     *23.2     Consent of Ryder Scott Company Petroleum
               Engineers.

     *27.1     Financial Data Schedule required by Item 601 of
               Regulation S-B.

________________________

* Filed with the original of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April
     1, 1996, and incorporated herein by reference.

**   Filed herewith.

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

                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934 (the "Act"), and Rule 12b-15 promulgated thereunder, the Company has duly caused this Amendment No. One to its Annual
Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INLAND RESOURCES INC.

April 12, 1996                    By:  /s/ Kyle R. Miller
                                  Kyle R. Miller
                                  Director, President
                                  and Chief Executive
                                  Officer (Principal
                                  Executive Officer)

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

Report of Independent Accountants                            F-2

Consolidated Balance Sheets, December 31, 1995 and 1994       F-3

Consolidated Statements of Operations for the years ended
     December 31, 1995 and 1994                               F-5

Consolidated Statements of Stockholders' Equity for the
     years ended December 1995 and 1994                       F-7

Consolidated Statements of Cash Flows for the years ended    F-9
    December 31, 1995 and 1994

Notes to Consolidated Financial Statements                   F-11

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

Commitments (Notes 8, 16 and 17)


Stockholders' equity:
  Preferred Class A stock, par value
     $.001; 20,000,000 shares authorized,
     106,850 shares of Series A issued
     and outstanding; liquidation
     preference of $5,342,500                 107           107
   Additional paid-in capital -
     preferred stock                    4,100,261     3,672,861
  Common stock, par value $.001;
     100,000,000 shares authorized;
     issued and outstanding 40,927,999
     and 28,927,999, respectively          40,928        28,928
   Additional paid-in capital -
     common stock                      19,146,284    13,168,591
   Accumulated deficit                 (9,308,171)   (6,946,682)
                                     -------------   ------------
          Total stockholders' equity   13,979,409     9,923,805
                                     -------------   ------------
          Total liabilities and
            stockholders' equity     $ 21,922,863   $17,037,653
                                     =============   ============

               The accompanying notes are an integral part
                 of the consolidated financial statements

                          INLAND RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995 and 1994

                                        1995          1994
                                    -------------  -------------

Revenues:
   Sales of oil and gas             $ 1,904,810      $1,063,458
   Management fees                      326,178
                                    ------------    ------------
          Total revenues              2,230,988       1,063,458
                                    ------------    -----------
Operating expenses:
   Lease operating expenses           1,010,050         915,063
   Production taxes                     132,417          90,222
   Exploration and impairment           342,081         306,121
   Depletion, depreciation and
    amortization                        857,570         330,110
   General and administrative, net    1,335,263       1,004,891
                                    ------------     -----------
          Total operating expenses    3,677,381       2,646,407
                                    ------------     -----------

Operating loss                       (1,446,393)     (1,582,949)
Interest expense                       (749,307)       (142,666)
Other income, net                       127,537          54,581
Gain on sale of Duchesne County Fields  850,000
                                    ------------     -----------

Loss from continuing operations
  before extraordinary loss          (1,218,163)     (1,671,034)
Loss on disposal of discontinued
  operations                           (500,000)       (100,000)
                                    ------------     ------------
Loss before extraordinary loss       (1,718,163)     (1,771,034)
Extraordinary loss on early
  extinguishment of debt               (215,926)
                                    ------------     ------------
Net loss                             $(1,934,089)   $ (1,771,034)
                                    ============    =============

Net loss per share:
   Continuing operations                 $ (.04)         $ (.09)
   Discontinued operations                 (.01)           (.00)
   Extraordinary loss                      (.01)           (.00)
                                    ------------    -------------
          Total                           $ (.06)         $ (.09)
                                    ============    =============
Weighted average common shares
  outstanding                        30,711,095      18,738,492
                                    ============    =============
Dividends per share                     NONE            NONE

                  The accompanying notes are an integral
              part of the consolidated financial statements

                          INLAND RESOURCES INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995 and 1994
                                                  Additional
                             Preferred Stock       Paid-in
                             Shares    Amount      Capital
                          ----------- ---------   ---------
Balances, January 1, 1994
Issuance of common stock
Issuance of common stock
Issuance of common stock,
 net of issuance costs of
 $93,350
Issurance of preferred      107,546      $108      $3,696,785
 stock
Conversion of preferred        (696)       (1)        (23,924)
 stock
Net loss
                        ------------  ---------   ----------
Balances, December 31, 1994 106,850       107       3,672,861
Issuance of common stock,
 net of issuance costs of
 $10,307
Preferred stock dividend                              427,400
Net loss
                         ------------  ---------   -----------
Balances, December 31,      106,850      $107      $4,100,261
 1995
                         ============  =========   ===========

                                                  Additional
                               Common Stock        Paid-in
                             Shares    Amount      Capital
                          ----------- ---------   ---------
Balances, January 1, 1994  14,022,633 $14,023      $7,863,732
Issuance of common stock    1,142,858   1,142         398,858
Issuance of common stock    7,704,508   7,705       2,881,484
Issuance of common stock,   6,000,000   6,000       2,000,650
 net of issuance costs of
 $93,350

Issurance of preferred
 stock
Conversion of preferred        58,000      58          23,867
 stock
Net loss
                           ------------ ---------  -----------
Balances, December 31,
  1994                     28,927,999   28,928     13,168,591
Issuance of common stock,  12,000,000   12,000      5,977,693
 net of issuance costs of
 $10,307
Preferred stock dividend
Net loss
                          ------------ ---------  -----------
Balances, December 31,     40,927,999  $40,928    $19,146,284
 1995                      ==========  =======     ===========
                           Accumulated
                             Deficit
                          -------------
Balances, January 1, 1994  $(5,175,648)
Issuance of common stock
Issuance of common stock
Issuance of common stock,
 net of issuance costs of
 $93,350
Issurance of preferred
 stock
Conversion of preferred
 stock
Net loss                    (1,771,034)
                           -------------
Balances, December 31, 1994 (6,946,682)
Issuance of common stock,
 net of issuance costs of
 $10,307
Preferred stock dividend      (427,400)
Net loss                    (1,934,089)
                           -------------
Balances, December 31,     $(9,308,171)
 1995
                           =============
             The accompanying notes are an integral part
              of the consolidated financial statements
                              F - 8

                          INLAND RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995 and 1994

                                            1995          1994
                                        -----------  -----------

Cash flows from operating activities:
  Net loss                            $ (1,934,089)  $(1,771,034)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:

     Net cash used by discontinued
      operations                         (434,237)     (450,484)
     Loss on disposal of discontinued
      operations                          500,000       100,000
     Depletion, depreciation and
      amortization                        857,570       330,110
     (Gain) Loss on disposal of assets      3,942        (6,782)
     Gain on sale of Duchesne County
      Fields                             (850,000)
     Impairment of properties             296,350

     Loss on early extinguishment of
      debt                                215,926
     Changes in assets and liabilities:
       Accounts receivable and
        accrued sales                     740,961      (299,601)
       Inventory                          143,525      (274,337)
       Other current assets                66,358      (320,534)
       Accounts payable and accrued
        expenses                          695,437       382,868
                                        ------------  -----------
Net cash provided (used) by operating
 activities                               301,743    (2,309,794)
                                        ------------  -----------

Cash flows from investing activities:

  Acquisition of oil and gas
   properties                          (7,449,000)    (963,234)
  Development expenditures and
   equipment purchases                 (3,736,011)  (1,676,190)
  Proceeds from sale of Duchesne
   County Fields                        2,946,765
  Proceeds from sale of assets             47,344       10,700
  Change in restricted cash               160,658     (160,658)
  Net cash acquired in purchase of
   Inland Production Company                            60,363
  Net cash provided by sale of
   discontinued operations                            222,516
                                      ------------  ------------
Net cash used by investing activities  (8,030,244) (2,506,503)
                                      ------------ ------------

Cash flows from financing activities:
  Proceeds from long-term debt         7,600,000    3,936,358
  Payments of long-term debt          (4,180,240)     (38,163)
  Debt issue costs                      (401,803)
  Payment of related party note payable              (100,000)
  Proceeds from issuance of
   common stock                        5,989,693    2,406,650
                                     ------------  ------------
Net cash provided by financing
 activities                           9,007,650     6,204,845
                                     ------------  ------------
Net increase in cash and cash
 equivalents                          1,279,149     1,388,548
Cash and cash equivalents at
 beginning of period                  1,691,156       302,608
                                     ------------  ------------
Cash and cash equivalents at
 end of period                      $ 2,970,305   $ 1,691,156
                                     ============  ===========

               The accompanying notes are an integral part
                 of the consolidated financial statements

                    INLAND RESOURCES INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   COMPANY ORGANIZATION AND BUSINESS DESCRIPTION:

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

     Consolidation:

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

     Accounting for Stock-Based Compensation:

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
                                                =============

8.   FARMOUT AGREEMENT:

     Effective July 1, 1995, the Company entered into a Farmout Agreement (the "Farmout") with a related party (the "Farmee") covering the six month period through December 31, 1995. Twenty-one wells totaling approximately $6.8 million were drilled (of which 20 were completed and one was a dry hole) under the Farmout in the Monument Butte Field. Under terms of the Farmout, the interest in each drill site assigned to the Farmee reverts to the Company after Payout. Payout is defined on a lease basis as the point in time when the Farmee has recovered through production proceeds, net of production taxes, 100% of the cost to drill, complete and operate the well or wells on the affected lease plus a 22% annual rate of return. The Farmee is also required to pay the Company a management fee of $25,000 per well, proportionately reduced to the

     Farmee's working interest and net of COPAS drilling overhead charges, as reimbursement to the Company for land, geological, engineering and accounting services. Management fees of $326,178 were recorded for the twenty-one wells drilled under the Farmout in 1995. At December 31, 1995, the Farmee owed the Company $43,000 related to the Farmout.

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

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1995 is as follows:


                                         Deferred
                           December 31,  Expense     December 31,
                              1994       (Benefit)       1995
                           -----------   ---------   -----------

Deferred tax assets:
     Amortization of
      deferred exploration
      and mining costs      $ 135,700                 $  135,700
     Net operating loss
      carryforwards         5,554,400      165,600     5,720,000
     Other                                  55,300        55,300
                          -------------  ---------   -----------
        Total               5,690,100      220,900      5,911,000
     Valuation allowance  (2,941,000)    (191,000)    (3,132,000)
                          -------------  ---------   ------------
       Deferred tax assets 2,749,100       29,900      2,779,000
                          -------------  ---------   ------------

Deferred tax liabilities:
     Depletion, depreciation
      and amortization of
      property and
      equipment           (2,528,100)    (240,900)    (2,769,000)
     Department of Energy
      refund                (221,000)      211,000       (10,000)
                          ------------   ---------    -----------
     Deferred tax
      liabilities         (2,749,100)     (29,900)    (2,779,000)
                          ------------   ---------    -----------
Net deferred tax asset         -             -              -

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

16.  COMMITMENTS:

     The Company leases approximately 9,500 square feet of office space in Denver. The lease expires in June 2000 and provides for a rental rate of $10,354 per month.
     Future minimum rental payments under this lease are as follows:

          1996                 $ 120,000
          1997                   124,000
          1998                   124,000
          1999                   124,000
          2000                    62,000
                              ----------
                               $ 554,000
                              ==========

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

 10.16   Lease dated March 30, 1993 between Marshall
         Properties, Inc. and IPC (filed as Exhibit
         10.30 to the Company's Registration
         Statement on Form S-4, Registration No.
         33-80392, and incorporated herein by
         reference).

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

10.19.2  Registration Rights Agreement dated March
         20, 1995 between the Company and Energy
         Management Corporation (filed as Exhibit
         10.19.2 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

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

*21.1    Subsidiaries of the Company.

**23.1   Consent of Coopers & Lybrand L.L.P.

*23.2    Consent of Ryder Scott Company Petroleum Engineers.

*27.1    Financial Data Schedule required by Item 601 of
         Regulation S-B.

________________________

* Filed with the original of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April
     1, 1996, and incorporated herein by reference.

**   Filed herewith.