Form 10QSB
period 1996-03-31
INLAND RESOURCES INC
filed 1996-05-15
CIK 717754

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________ to __________________

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

                     Yes   xx    No

Number of shares of common stock, par value $.001 per share, outstanding as of
May 1, 1996:   40,927,999

                 PART 1.  FINANCIAL INFORMATION

                      INLAND RESOURCES INC.
                   CONSOLIDATED BALANCE SHEETS
               March 31, 1996 and December 31, 1995

                                            March 31, December 31,
                                              1996        1995
             ASSETS                       (Unaudited)
                                        ------------  ------------
Current assets:
   Cash and cash equivalents             $ 3,394,272 $  2,970,305
   Accounts receivable and
     accrued sales                         1,091,021      701,956
   Inventory                                 570,641      417,665
   Prepaid expenses                          220,789       19,338
                                         -----------   ----------
             Total current assets          5,276,723    4,109,264
                                          -----------   ----------
Property and equipment, at cost:
   Oil and gas properties
     (successful efforts method)          21,109,736   17,251,885
   Gas and water transportation
     facilities                              318,845      152,395
   Accumulated depletion,
     depreciation and amortization          (749,119)    (585,590)
                                          ----------   ----------
                                          20,679,462   16,818,690
   Other property and
     equipment, net                          615,508      593,106
   Debt issue costs                          400,874      401,803
                                          ----------   ----------
        Total assets                    $ 26,972,567 $ 21,922,863
                                           ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and
     accrued expenses                    $ 3,032,532 $ 2,859,775
   Current portion of
     long-term debt                          325,000      48,021
   Property reclamation costs,
     short-term                              230,000     200,000
                                          ----------   ---------
             Total current
              liabilities                  3,587,532   3,107,796
                                          ----------   ---------
Long-term debt                             9,154,864   4,436,225
Property reclamation costs,
  long-term                                  390,250     399,433

Stockholders' equity:
Preferred Class A stock, par
  value $.001; 20,000,000 shares

  authorized, 106,850 shares of
  Series A issued and outstanding;
  liquidation preference of $5,342,500            107          107
Additional paid-in capital -
  preferred                                 4,100,261     4,100,261
Common stock, par value $.001;
  100,000,000 shares authorized;
  issued and outstanding 40,927,999            40,928        40,928
Additional paid-in capital -
  common                                   19,146,284   19,146,284
Accumulated deficit                        (9,447,659)  (9,308,171)
                                          -----------   ----------
             Total stockholders
              equity                       13,839,921  13,979,409
                                          -----------   ----------
             Total liabilities
               and stockholders
               equity                    $ 26,972,567 $ 21,922,863
                                         ============  ===========


             The accompanying notes are an integral
                 part of the financial statements

           PART 1.  FINANCIAL INFORMATION (Continued)

                      INLAND RESOURCES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three-month periods ended March 31, 1996 and 1995
                           (Unaudited)
                                             1996         1995
                                         -----------   ----------

Sales of oil and gas                       $ 691,982   $ 552,956
                                         -----------   ----------

Operating expenses:
   Lease operating expenses                  164,336      387,366
   Production taxes                           31,217       51,104
   Exploration                                 9,781       11,927
   Depletion, depreciation
     and amortization                        195,029      253,665
   General and administrative, net           276,744      306,431
                                         -----------   ----------
             Total operating
              expenses                       677,107    1,010,493
                                         -----------   ----------

Operating income (loss)                       14,875     (457,537)
Interest expense                            (186,934)    (175,906)
Other income, net                             32,571       24,655
                                         -----------   ----------
Net loss                                  $ (139,488)  $ (608,788)
                                         ===========   ==========

Net loss per share                            $ (.00)      $ (.02)
                                         ===========   ==========
Weighted average common
  shares outstanding                      40,927,999   28,927,999
                                         ===========   ==========
Dividends per share                          NONE          NONE
                                         ===========   ==========



             The accompanying notes are an integral
                 part of the financial statements

            PART 1.  FINANCIAL INFORMATION (Continued)

                      INLAND RESOURCES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three-month periods ended March 31, 1996 and 1995
                           (Unaudited)
                                             1996         1995
                                         -----------   ----------
Cash flows from operating activities:
   Net loss                                $ (139,488) $ (608,788)
   Adjustments to reconcile net
     loss to net cash
     used by operating activities:
       Net cash provided (used) by
       discontinued operations                20,817      (58,634)
          Depletion, depreciation
            and amortization                 195,029      253,665
          Effect of changes in
            current assets and
            liabilities:
             Accounts receivable            (389,065)     580,239
             Inventory                      (152,976)    (143,457)
             Other assets                   (200,522)    (214,036)
             Accounts payable and
               accrued expenses              172,757     (592,791)
                                         -----------   ----------
Net cash used by operating
  activities                                (493,448)    (783,802)
                                         -----------   ----------

Cash flows from investing activities:
   Development expenditures and
     equipment purchases                  (4,078,203)  (1,021,817)
   Change in restricted cash                             (181,978)
                                         -----------   ----------
Net cash used by investing
  activities                              (4,078,203)  (1,203,795)
                                         -----------   ----------
Cash flows from financing activities:
   Proceeds from long-term debt            5,000,000    1,000,000
   Payments of long-term debt                 (4,382)     (40,003)
                                         -----------   ----------
Net cash provided by financing
  activities                               4,995,618      959,997
                                         -----------   ----------
Net increase (decrease) in cash
  and cash equivalents                       423,967   (1,027,600)
Cash and cash equivalents at
  beginning of period                      2,970,305    1,691,156
                                         -----------   ----------
Cash and cash equivalents at
  end of period                          $ 3,394,272    $ 663,556
                                         ===========    =========

Noncash financing activity:
   Issuance of note payable for
    consulting services                                  $ 87,500
                                                        =========
              The accompanying notes are an integral
                 part of the financial statements

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

     Effective March 1, 1993, the Company acquired an undivided 50% interest in certain oil and gas leases and other assets located in the Uinta Basin in Duchesne County, Utah (the "Duchesne County Fields"). Accordingly, the Company's business emphasis changed from precious metals mining to oil and gas development and production.

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

     Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct secondary recovery water flood operations.

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

3.   RECLASSIFICATIONS:

     Certain amounts for 1995 have been reclassified to conform with the 1996 financial statement presentation. The reclassifications had no impact on net loss or the accumulated deficit.

4.   PROPOSED REVERSE STOCK SPLIT:

     On March 22, 1996, the Company's Board of Directors approved for shareholder vote a 1-for-10 reverse stock split of the Company's common stock. The effect of the proposed stock split would be to reduce authorized common shares from 100,000,000 to 10,000,000 shares and reduce outstanding common shares from 40,927,999 to 4,092,800 shares. The Board further approved an increase in the number of post-split authorized shares from 10,000,000 to 25,000,000 shares. Consummation of the reverse stock split and increase in post-split authorized common shares remains subject to adoption by the stockholders of the Company at the annual meeting of stockholders to be held on May 22, 1996.

ITEM 2.  Management s Discussion and Analysis or Plan of Operation:

GENERAL:

Effective March 1, 1993, the Company acquired an undivided 50% interest in the Duchesne County Fields, which changed the Company's business emphasis from precious metals mining to oil and gas development and production. Effective September 21, 1994, the Company further increased its oil and gas holdings by acquiring all the outstanding common and preferred stock of IPC, a company with significant oil and gas development and production activities in the Monument Butte Field of Northeastern Utah. Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct secondary recovery water flood operations.

The Company's strategy for achieving profitability is to increase oil and gas reserves and production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. Increased production levels will allow for more efficient operations at the field level which in turn will have a positive impact on the Company's equivalent per barrel lifting costs. In addition, general and administrative costs will decrease in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. The Company also has protected the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of the Company's plan to achieve profitability is primarily dependent on locating and purchasing properties on terms acceptable to the Company, continuing to secure sufficient capital to acquire target properties and conduct extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

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

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1996 and 1995:

Continuing Operations. The Company sold the Duchesne County Fields effective July 1, 1995. Accordingly, the results of operations for the first quarter of 1996 does not include any activity from the Duchesne County Fields while the results of operations for the first quarter of 1995 includes three full months of activity from the Duchesne County Fields.

     Oil and gas sales - Oil and gas sales during the first quarter of 1996 exceeded the previous year first quarter by $139,000, or 25%. The increase was attributable to increased oil sales volumes in the Monument Butte Field and increased average oil sales prices as summarized below:

       Oil sales in Bbls,
         gas sales in Mcf)                    1996         1995
       ---------------------                 -------      -------
       Oil sales - Monument
         Butte Field                          40,516       16,915
       Oil sales - Duchesne
         County Fields                           -         11,901
                                              ------      -------
         Total oil sales                      40,516       28,816
                                              ------      -------
       Average oil price per
         barrel sold                          $18.37      $ 17.09

       Gas sales - Monument
         Butte Field                          10,745        5,457
       Gas sales - Duchesne
         County Fields                           -         34,814
                                              ------      -------
          Total gas sales                     10,745       40,271
                                              ------      -------
       Average gas price per
         Mcf sold                             $ 0.95       $ 1.50

The increased oil and gas sales volumes in the Monument Butte Field are attributable to the thirteen new wells that IPC drilled and put on production during the first quarter of 1996. Oil sales as a percentage of total oil and gas sales increased from 89% during the first quarter of 1995 to 98% in 1996. Crude oil is expected to continue as the predominant product produced from the Monument Butte Field.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. The effects of these contracts resulted in a loss of $62,500 during the first quarter of 1996.

     Lease operating expenses - Lease operating expense decreased $223,000, or 58%, between periods. Lease operating expense per barrel of oil equivalent ("BOE") sold decreased from $10.90 during the first quarter of 1995 to $3.02 during the first quarter of 1996. As shown below, this reduction is attributable to the sale of the Duchesne County Fields and a reduction of lease operating expenses within the Monument Butte Field. The reduction of lease operating expenses within the Monument Butte Field is the result of an effort to eliminate unnecessary labor and material charges in conjunction with increased production levels which allowed for more efficient operating procedures and wider allocation of fixed operating costs.

                                              1996         1995
       Monument Butte Field                ---------     --------
Lease operating expense                    $ 164,336    $ 176,536
Lease operating expense per
   BOE sold                                   $ 3.02       $ 9.90

       Duchesne County Fields
Lease operating expense                                 $ 210,830
Lease operating expense per
   BOE sold                                               $ 11.91

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

Lease operating expense in the Monument Butte Field benefits from certain of the Company's gas transportation contracts. Under the terms of the applicable contracts, the Company is allowed to use natural gas produced from the Monument Butte, Gilsonite and Boundary Units to power field operations throughout the Monument Butte Field. As a result of this provision, the Company does not recognize lease operating expense for natural gas used as lease fuel since their is no charge to the Company for such usage and, if sold, the related gas proceeds would not inure to the benefit of the Company. The Company estimates the amount of natural gas used as lease fuel, net to the

Company's interest, was 25,000 Mcf and 13,500 Mcf during the first quarters of 1996 and 1995, respectively. The Company does not intend to renew these contracts when they expire on October 31, 1997. After expiration of the contracts, natural gas production from these areas will be the property of the Company causing natural gas used as lease fuel to have a direct impact on the Company's natural gas sales.

     Production taxes - Production taxes as a percentage of sales decreased from 9.2% during the first quarter of 1995 to 4.1% during 1996. The decrease was caused by the sale of the Duchesne County Fields where the effective production tax rate was 12.6%. The higher tax rate for the Duchesne County Fields is due to their location on the Reservation of the Ute Indian Tribe where an additional Ute Indian severance tax is imposed. In addition, new wells drilled by the Company in Utah are allowed a six month exemption from state severance taxes.

     Exploration and impairment - Exploration and impairment expense represents the Company's share of costs to retain unproved acreage.

     Depletion, depreciation and amortization - The decrease in depletion, depreciation and amortization resulted from a decreased average depletion rate offset by increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $3.89 per BOE sold during the first quarter of 1996 compared to $6.25 per BOE sold during the first quarter of 1995. The decreased rate was due to the sale of the Duchesne County Fields and the positive impact that the Company's recent drilling activities combined with lower lease operating expenses had on total proved reserves of the Company.

     General and administrative, net - General and administrative expense decreased $30,000 or 10% on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $396,000 and $225,000 during the first quarter of 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During the first three months of 1996, the Company operated the drilling of 16 wells while in the same period of 1995 the Company operated the drilling of only three wells. Gross general and administrative expense increased from $531,000 in 1995 to $673,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from twenty-two employees at January 1, 1995 to thirty-five employees at March 31, 1996. The increase in employees was required to control the increased level of operated drilling activity during the last half of 1995 and into 1996. The remaining increase is associated with the cost of operating with a larger employee base.

     Interest expense - Borrowings during the first quarter of 1996 averaged approximately $6.8 million at an average effective interest rate of 11.0%. Borrowings during the first quarter of 1995 averaged approximately $4.5 million at an average effective interest rate of 15.5%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995 as further explained in "Liquidity and Capital Resources", below.

     Other income - Other income in the first quarter of 1996 and 1995 primarily represents interest earned on the investment of surplus cash balances.

     Income taxes - No income tax provision or benefit has been recognized due to past net operating losses incurred and the recording of a full valuation allowance.

Discontinued Operations. The Company classifies all mining operations as discontinued operations. The only mining operation remaining is ongoing reclamation activities at the Toiyabe Mine located near Crescent Valley, Nevada. Since July 1992, reclamation activities have focused on rinsing the leach pads with fresh water and recycled leaching solution. The goal of the rinsing activity is to reduce concentrations of certain constituents to state drinking water standards and to achieve "stabilization" of certain other elements, such that their concentration would not be lowered with further rinsing. Based upon ongoing testing results, the Company believes it has achieved its rinsing goals. As a result, 1996 operations will focus on evaporation of all solutions remaining in the contained circulation system, the submission of a Final Closure Report to the Nevada Department of Environmental Protection (the "NDEP") and certain other reclamation tasks. Assuming that the NDEP agrees Toiyabe's leach pads are stabilized and that the Company's method to treat future stormwater infiltration into the leach pads is sufficient, among other items, the Company could be in a post-closure monitoring mode at the Toiyabe Mine by October 1997. Based on the foregoing assumptions, the Company has established a reserve for reclamation activities $620,000 at March 31, 1996. Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, the Company believes that based on factors presently known or anticipated the current reserve will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws.
However, should unforeseen circumstances arise that that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $620,000.

LIQUIDITY AND CAPITAL RESOURCES:

     TCW Loan Agreement - On November 29, 1995, the Company entered into a Credit Agreement (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to $25.0 million for the development of the Monument Butte Field. The TCW Loan Agreement bears interest at 10% per annum payable quarterly. Commencing in March 1997, minimum payments of principal are required in the following amounts per quarter: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001, $750,000 in
2002, $425,000 in 2003, and $350,000 in 2004. Additional principal payments may be due in certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement. The Company also granted TCW an initial 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties, which continues until TCW earns a 16% rate of return at which time it reduces to 3%, proportionately reduced by the Company's interest in the oil and gas properties, until TCW earns a 22% rate of return. The TCW Loan Agreement also subjects the Company to penalties on the overriding royalty interests to achieve a 16% and 22% rate of return if the loan is prepaid prior to November 29, 1997. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW s prior consent, and may not pay any dividends or make any other distributions without TCW s prior written consent. The agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties.

During the first quarter of 1996, the Company drew down an additional $5.0 million under the TCW Loan Agreement increasing total advanced funds to $10.0 million at March 31, 1996. The additional $5.0 million was used to drill and complete 13 gross (11.2 net) development wells within the Monument Butte Field and further expand the water delivery and gas gathering infrastructure. The Company intends on drilling an additional 72 gross (54 net) wells in 1996 with the remaining availability under the TCW Loan Agreement and cash generated from operations. Approximately 10 of the newly drilled wells are expected to be converted to water injection during 1996 depending on connectivity with surrounding wells, sand porosity, sand permeability and overall injection patterns. Development will also include the conversion of existing producing wells to water injection wells, the drilling of water source wells, the expansion of the water delivery infrastructure and the expansion of the gas gathering infrastructure, among other things. Based on results to date, the Company believes it will be able to meet the terms of the TCW Loan Agreement and advance the entire $15.0 million of remaining availability by September 30, 1996. Should the Company experience unfavorable drilling results, it is possible the Company may not be able to draw down the entire $15 million. Although less borrowings could potentially slow the development of the Company's properties in the Monument Butte Field and associated cash flow, the Company believes it will be able to meet all of its financial obligations during the next year. Through May 10, 1996, the Company had borrowed $12.5 million under the TCW Loan Agreement.

     Working capital and cash holdings - The Company increased its cash position by $424,000 and its working capital position by $688,000 during the first quarter of 1996. The Company's working capital and cash positions are primarily dependent on the timing of advances under the TCW Loan Agreement and payment of drilling obligations. The Company generated $210,000 of cash flow from operations in the first quarter of 1996, a substantial increase from the $204,000 of cash used by operations during the first quarter of 1995. The Company is required to cover reclamation costs of the Toiyabe Mine, net general and administrative expenses, lease operating expenses, production taxes, undeveloped acreage holding costs and discretionary capital expenditures out of cash generated from operations and its current cash holdings. The Company believes that cash sources and holdings will be sufficient to cover such costs and meet its working capital needs throughout the next year.

     Option to purchase Farmout interest - During the last six months of 1995, the Company drilled twenty-one wells totaling $6.8 million under a Farmout Agreement (the "Farmout") with a significant stockholder ("Farmee"). On November 22, 1995, the Company entered into an Option Agreement with the Farmee which allows the Company the right to purchase the Farmout interests on March 10, 1997 by issuing Common Stock of the Company. The value of the Farmout interests on March 10, 1997 (the "Farmout Value") is computed using the Payout calculation as defined in the Farmout. The number of shares of the Company's Common Stock to be issued is calculated by dividing the Farmout Value by a value of $0.50 per Common Share ($5.00 per Common Share assuming the reverse stock split is consummated). In addition, the Company issued the Farmee a Warrant Certificate whereby if the Company does not exercise its rights under the Option Agreement on March 10, 1997, the Farmee has three days to purchase for cash the number of shares of the Company's Common Stock equal to the Farmout Value divided by a value of $0.50 per Common Share ($5.00 per Common Share assuming the reverse stock split is consummated). The Company expects to exercise the Option Agreement since it is a requirement under the TCW Loan Agreement. Subject to changes in oil prices, operating costs, production rates and other factors, the Company estimates the Farmout Value on March 10, 1997 to be between $4.25 to $4.75 million, which would cause the issuance of 8.5 million to 9.5 million new shares of the Company's Common Stock.

     Hedging Activity - The Company has entered into price protection agreements to hedge against the volatility in crude oil prices and to help insure the repayment of indebtedness. The Company has a hedge in place with Enron Capital and Trade Resources Corp. (an affiliate of Enron Corp.) (the "Enron Hedge") to hedge crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price (based on NYMEX Light Sweet Crude Oil Futures Contracts) (the "Average Price") is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the Average Price is less than $18.00, the Company is paid the difference between $18.00 and the Average Price, multiplied by the barrels of crude oil hedged that month. Similarly, should the Average Price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the Average Price, multiplied by the barrels of crude oil hedged that month. The Company entered into a similarly structured contract with Koch Gas Services Company ("Koch") on November 20, 1995. This contract hedges 12,000 Bbls of crude oil per month throughout 1996. This hedge is also structured as cost free collar with a floor price of $16.00 and a ceiling of $18.20. Since hedged quantities are based on expected future development in the Monument Butte Field and because hedging activities do not affect the actual sales price for the Company's crude oil, there exists risk to the Company's financial position and results of operations should the Average Price rise significantly above the ceiling prices of $18.20 and $20.55, respectively, and development activities not produce the expected results or progress on a slower than expected timetable. The Company is aware of and continually evaluates this financial risk and has the ability to enter into commodity contracts to mitigate potential financial loss should risk factors begin to materialize. In this regard, on April 3, 1996, due to the sharp increase in crude oil prices, the Company purchased a call option for $86,400 that directly offsets the exposure created by the $18.20 ceiling on the Koch hedge for the period July 1, 1996 through December 31, 1996.

In order to further protect the price the Company receives for crude oil production, on January 18, 1996 the Company entered into three additional contracts with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February 1996 to December 31, 1996. The Company received $52,400 as a result of this restructuring. Under the final contract, the Company purchased for $149,000 an additional 257,000 put options with a strike price of $16.50 covering the period February 1996 through December 1996 in monthly amounts escalating from 10,000 barrels to 35,000 during the contract period. The net cost of these three additional contracts and the net gain or net loss on all hedging transactions will be included as an adjustment to crude oil revenue in the period the related oil is sold.

     Acquisition financing - The Company continues to aggressively seek other opportunities to acquire existing oil and gas production in developed fields. The Company will attempt to finance such acquisitions through (i) seller financing, whenever possible; (ii) joint operating agreements with industry partners where the Company may sell part of its position to provide acquisition and development funds; (iii) sales of equity or debt of the Company; or (iv) traditional bank lines of credit, although the Company currently has no existing bank lines of credit or arrangements with any bank to loan funds.

     Environmental discussion - The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At March 31, 1996, the Company had recognized a liability of $620,000 to cover the future costs of reclaiming the Toiyabe Mine.

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

10.1 Crude Oil Call Option between IPC and Enron Capital & Trade Resources dated April 3, 1996 (without exhibits).*

27.1      Financial Data Schedule required by Item 601 of Regulation S-B.*

___________________
*         Filed herewith.

(a) No Current Report on Form 8-K was filed during the quarter ended March 31, 1996.

                      INLAND RESOURCES INC.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INLAND RESOURCES INC.
                              (Registrant)


Date: May 14, 1996            By:   /s/ Kyle R. Miller
                                    Kyle R. Miller
                                    Chief Executive
                                    Officer

Date:  May 14, 1996           By:  /s/Michael J. Stevens
                                   Michael J. Stevens
                                   Controller (Principal
                                   Financial and
                                   Accounting Officer)