Form 10QSB
period 1996-06-30
INLAND RESOURCES INC
filed 1996-07-30
CIK 717754

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB



(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

          [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period ___________________ to __________________

                         Commission file number    0-16487
                                                 ----------

                                INLAND RESOURCES INC.
                                ---------------------
          (Exact name of small business issuer as specified in its charter)


               Washington                               91-1307042
- -----------------------------------------            ----------------
(State of incorporation or organization)    (IRS Employer Identification No.)


475 17th Street, Suite 1500, Denver, Colorado                  80202
- ---------------------------------------------                ----------
(Address of principal executive offices)                    (ZIP Code)

Issuer's telephone number, including area code:          (303) 292-0900
                                                          ---------------


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

                                Yes   XX    No
                                     -----      -----

Number of shares of common stock, par value $.001 per share, outstanding as of
July 29, 1996:   5,461,925
                 ---------

                            PART 1.  FINANCIAL INFORMATION

                                INLAND RESOURCES INC.
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995





                                                                          June 30,        December 31,
                                                                            1996               1995
                                                                       -----------       -------------
                             ASSETS                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                           $ 4,846,747       $  2,970,305
   Accounts receivable and accrued sales                                 1,522,989            701,956
   Inventory                                                               856,817            417,665
   Other current assets                                                    446,263             19,338
                                                                       -----------       -------------
            Total current assets                                         7,672,816          4,109,264
                                                                       -----------       -------------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                   37,131,965          17,404,280
   Accumulated depletion, depreciation and amortization                (1,398,852)            (585,590)
                                                                       -----------       -------------
                                                                        35,733,113          16,818,690
   Other property and equipment, net                                       748,076             593,106
   Debt issue costs, net                                                   389,974             401,803
                                                                       -----------       -------------
            Total assets                                              $ 44,543,979        $ 21,922,863
                                                                       -----------       -------------
                                                                       -----------       -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $ 3,229,243         $ 2,859,775
   Current portion of long-term debt                                       600,000              48,021
   Property reclamation costs, short-term                                  293,241             200,000
                                                                       -----------       -------------
            Total current liabilities                                    4,122,484           3,107,796
                                                                       -----------       -------------

Long-term debt                                                          16,454,213           4,436,225
Property reclamation costs, long-term                                      290,250             399,433

Stockholders' equity:
   Preferred Class A stock, par value $.001; 20,000,000 shares authorized, 100,983 and 106,850 shares of Series A issued
      and outstanding; liquidation preference of $5,049,150                    101                 107
   Additional paid-in capital - preferred                                3,875,121           4,100,261
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 5,461,925 and
      4,092,800, respectively (see Note 4)                                   5,462               4,093
   Additional paid-in capital - common                                  28,423,146          19,183,119
   Accumulated deficit                                                 (8,626,798)         (9,308,171)
                                                                       -----------       -------------
            Total stockholders' equity                                  23,677,032          13,979,409
                                                                       -----------       -------------
            Total liabilities and stockholders' equity                $ 44,543,979        $ 21,922,863
                                                                       -----------       -------------
                                                                       -----------       -------------



       The accompanying notes are an integral part of the financial statements

                                INLAND RESOURCES INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)






                                                                  Three months ended                   Six months ended
                                                                       June 30,                             June 30,
                                                           -----------------------------       -----------------------------
                                                              1996              1995              1996              1995
                                                          -----------       -----------       -----------       -----------
Sales of oil and gas                                       $2,552,714         $ 575,689       $ 3,244,696       $ 1,128,645
                                                          -----------       -----------       -----------       -----------

Operating expenses:
   Lease operating expenses                                   290,372           349,331           454,708           736,697
   Production taxes                                            91,646            37,931           122,863            89,035
   Exploration                                                  3,422             2,665            13,203            14,592
   Depletion, depreciation and amortization                   690,233           257,044           885,262           510,709
   General and administrative, net                            394,800           473,354           671,544           779,785
                                                          -----------       -----------       -----------       -----------
         Total operating expenses                           1,470,473         1,120,325         2,147,580         2,130,818
                                                          -----------       -----------       -----------       -----------

Operating income (loss)                                     1,082,241          (544,636)        1,097,116        (1,002,173)
Interest expense                                             (320,329)         (245,502)         (507,263)         (421,408)
Other income, net                                              58,949            43,031            91,520            67,686
                                                          -----------       -----------       -----------       -----------

Net income (loss)                                           $ 820,861        $ (747,107)        $ 681,373       $(1,355,895)
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------



Net income (loss) per share - Primary                          $ 0.18           $ (0.26)           $ 0.16           $ (0.47)
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------
Weighted average common and common
    equivalent shares outstanding - Primary                 4,465,595         2,892,800         4,300,504         2,892,800
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------


Net income (loss) per share - Fully diluted                    $ 0.14           $ (0.26)           $ 0.12           $ (0.47)
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------
Weighted average common and common
    equivalent shares outstanding - Fully diluted           5,681,227         2,892,800         5,516,135         2,892,800
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------


Dividends per share                                           NONE              NONE              NONE              NONE
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------





      The accompanying notes are an integral part of the consolidated financial statements

                                INLAND RESOURCES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)





                                                                              1996                1995
                                                                        ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                                       $ 681,373        $ (1,355,895)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Net cash used by discontinued operations                                (15,942)           (157,980)
     Depletion, depreciation and amortization                                885,262             510,709
     Amortization of debt issue costs and debt discount                       42,229
     Effect of changes in current assets and liabilities:
       Accounts receivable and accrued sales                                (821,033)            707,571
       Inventory                                                            (439,152)            (16,653)
       Other current assets                                                 (426,925)             43,236
       Accounts payable and accrued expenses                                 369,468            (316,334)
                                                                        ------------        ------------
Net cash provided (used) by operating activities                             275,280            (585,346)
                                                                        ------------        ------------

Cash flows from investing activities:
   Development expenditures and equipment purchases                      (10,954,655)         (2,770,748)
   Change in restricted cash                                                                     160,658
                                                                        ------------        ------------
Net cash used by investing activities                                    (10,954,655)         (2,610,090)
                                                                        ------------        ------------

Cash flows from financing activities:
   Proceeds from exercise of employee stock options                           16,250
   Proceeds from issuance of long-term debt                               12,578,192           2,100,000
   Payments of long-term debt                                                (38,625)            (79,778)
                                                                        ------------        ------------
Net cash provided by financing activities                                 12,555,817           2,020,222
                                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents                       1,876,442          (1,175,214)
Cash and cash equivalents at beginning of period                           2,970,305           1,691,156
                                                                        ------------        ------------

Cash and cash equivalents at end of period                               $ 4,846,747           $ 515,942
                                                                        ------------        ------------
                                                                        ------------        ------------


Noncash financing and investing activity:
   Purchase of Farmout Inc. for common stock                             $ 9,000,000
                                                                        ------------
                                                                        ------------
   Issuance of note payable for consulting services                                             $ 87,500
                                                                                            ------------
                                                                                            ------------
   Issuance of note payable for land purchase                                                  $ 203,000
                                                                                            ------------
                                                                                            ------------




      The accompanying notes are an integral part of the consolidated financial statements

                                INLAND RESOURCES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  COMPANY ORGANIZATION:

    Inland Resources Inc. (the "Company") was incorporated on August 12,
    1985 in the State of Washington for the purpose of acquiring, exploring and developing interests in mining properties. In 1987 the Company developed a leased property (the "Toiyabe Mine") and began production of gold and silver. Operations at the Toiyabe Mine have included open-pit mining, crushing, agglomerations, heap leaching and gold and silver recovery processes. Since 1993, the Company's mining operations have been limited to the final detoxification, reclamation and closure of the Toiyabe Mine in compliance with Nevada and federal laws.

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

                                INLAND RESOURCES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  REVERSE STOCK SPLIT:

    On May 22, 1996, the shareholders of the Company approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 100,000,000 to 10,000,000 shares and reduce outstanding common shares from 40,927,999 to 4,092,800 shares. The shareholders further approved an increase in the number of post-split authorized shares from 10,000,000 to 25,000,000 shares. All earnings per share amounts and weighted average common and common equivalent shares outstanding as reported on the Consolidated Statement of Operations have been calculated based on post-reverse split share amounts.

5.  PURCHASE OF FARMOUT INC.:

    Effective July 1, 1995, Randall D. Smith ("Smith"), the Company and IPC entered into a Farmout Agreement pursuant to which IPC agreed to farmout to Smith its interest in certain 40-acre drill sites and Smith agreed to drill wells on such drill sites between July 1, 1995 and December 31, 1995. Pursuant to the Farmout Agreement, 21 wells were drilled and funded by Smith, 20 of which were producing wells and one of which was a developmental dry hole.

    Prior to June 1, 1996, Smith transferred a portion of his interests in the farmout wells and the Farmout Agreement to two individuals (collectively, with Smith, the "Farmout Stockholders"). The Farmout Stockholders transferred all of said interests to Farmout Inc. prior to June 1, 1996.

    On June 12, 1996, Smith Management Company, Inc., an affiliate of Smith, Farmout Inc., the Farmout Stockholders, the Company and IPC entered into an agreement pursuant to which the Farmout Stockholders transferred one hundred percent (100%) of the outstanding capital stock of Farmout Inc. to the Company in exchange for 1,309,880 shares of the Company's common stock. Under the terms of the agreement, Inland will not issue or deliver the common stock until January 2, 1997. Since no contingencies exist as to their issuance, the 1,309,880 shares of common stock are considered outstanding for purposes of reporting in the accompanying consolidated financial statements of the Company. The purchase was valued at $9.0 million for accounting purposes. Farmout Inc. is a Utah corporation whose assets include only the twenty producing farmout wells drilled and operated by IPC during the period July 1, 1995 to May 31, 1996. Farmout Inc. had no liabilities at the purchase date. Income tax liabilities arising prior to June 12, 1996 are the responsibility of the Farmout Stockholders and income tax liabilities from June 12, 1996 forward are the responsibility of the Company. Smith and affiliated entities are collectively majority shareholders of the Company. The acquisition of Farmout Inc. was accounted for as a purchase, therefore, the assets and results of operations of Farmout Inc. are included in the Company's consolidated financial statements from the acquisition date forward. Farmout Inc. operates as a wholly-owned subsidiary of the Company.

                                INLAND RESOURCES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  PREFERRED STOCK:

    The Company has entered into an agreement to sell to an affiliate of Smith 950,000 shares of a newly designated series of preferred stock of the Company (the "Series B Preferred Stock") which will have 1,000,000 shares designated in the series. A director of the Company who is also a Vice President of Smith Management Company, Inc., entered into a similar agreement with the Company pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Preferred Stock. The Series B Preferred Stock is to be issued by the Company for cash of $10 per share (an aggregate of $10.0 million) at a closing to take place on July 31, 1996. Concurrently with the closing of the sale and issuance of the Series B Preferred Stock, the Company intends to call for redemption its outstanding Series A Convertible Preferred Stock. Upon receipt of notice of redemption, each holder of Series A Convertible Preferred Stock will have the right to elect to receive either (i) cash in the amount of $54.00, or (ii) 9.6726 shares of Common Stock, for each share of Series A Convertible Preferred Stock held of record by such holder. Each holder of Series A Convertible Preferred Stock will have 15 days after notice of redemption has been delivered by the Company to decide whether to elect to receive cash or Common Stock. To the extent holders of Series A Convertible Preferred Stock elect to receive cash, the Company intends to use a portion of the proceeds from the sale of the Series B Preferred Stock to pay such holders of Series A Convertible Preferred Stock.

    The Series B Preferred Stock will bear a dividend of 12% per annum on the Redemption Price (defined below); will have a liquidation preference over Common Stock equal to $10.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $10.00 per share, plus accumulated and unpaid dividends; is convertible at a "conversion price" of $6.27 per share (divided into the Redemption Price) subject to certain anti-dilution adjustments; and is entitled to one vote per share of Series B Preferred Stock on all matters submitted to the stockholders of the Company and will vote with the Common Stock as one voting group or class, and not as a separate voting group or class, except where required by law or except with regard to various amendments to the Company's Articles of Incorporation affecting the Series B Preferred Stock or creating another series of preferred stock with rights equal to or greater than the rights of the Series B Preferred Stock. In addition, if at any time prior to July 31, 1998, (i) the Company sells all or substantially all of its assets other than in the ordinary course of business, (ii) the Company merges or consolidates with or into another person, (iii) a change of control of the Company occurs or (iv) the Company is liquidated or dissolved, the holders of Series B Preferred Stock will be entitled to a full two years of accumulated dividends in calculating amounts payable upon redemption or the number of shares of Common Stock issuable upon conversion, as the case may be.

7.  EARNINGS PER SHARE:

    The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of shares issuable from the exercise of stock options and warrants less the number of treasury shares assumed to be purchased using the average market price for the period. The fully diluted per share computation reflects additional dilution assuming full conversion of the Series A Convertible Preferred Stock and the additional dilution related to the exercise stock options and warrants less the number of treasury shares assumed to be purchased using the market price at the end of the period.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

GENERAL:

Effective March 1, 1993, the Company acquired an undivided 50% interest in the Duchesne County Fields. This purchase changed the Company's business emphasis from precious metals mining to oil and gas development and production. Effective September 21, 1994, the Company further increased its oil and gas holdings by acquiring all the outstanding common and preferred stock of IPC, a company with significant oil and gas development and production activities in the Monument Butte Field of Northeastern Utah. Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct secondary recovery water flood operations. On June 12, 1996, the Company further increased its holdings in the Monument Butte Field by acquiring Farmout Inc.; a company with twenty producing wells in the Monument Butte Field.

The Company's strategy to continue the profitability experienced in the second quarter of 1996 is to increase oil and gas production through acquisition of existing oil and gas production in developed fields, and further developing such existing production through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. Increased production levels has allowed for more efficient operations at the field level which in turn has had a positive impact on the Company's equivalent per barrel lifting costs. In addition, general and administrative costs have decreased in relation to production since these costs are generally fixed in nature and thereby do not increase proportionate to production. The Company also intends to continue to protect the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of the Company's plan to continue to operate profitably is primarily dependent on locating and purchasing properties on terms acceptable to the Company, continuing to secure sufficient capital to acquire target properties and conduct extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

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


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

CONTINUING OPERATIONS. The Company sold the Duchesne County Fields effective July 1, 1995. Accordingly, the results of operations for the second quarter of 1996 does not include any activity from the Duchesne County Fields while the results of operations for the second quarter of 1995 includes three full months of activity. In addition, the Company acquired Farmout Inc. June 12, 1996.
The results of operations of Farmout Inc. are consolidated as a component of the Company's results of operations from the purchase date forward.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    OIL AND GAS SALES - Oil and gas sales during the second quarter of 1996 exceeded the previous year second quarter by approximately $2.0 million, or 343%. The increase was attributable to increased oil sales volumes in the Monument Butte Field and increased average oil sales prices as summarized below:

    (Oil sales in Bbls, gas sales in Mcf)          1996            1995
                                                 --------        --------

    Oil sales - Monument Butte Field              128,882          19,983
    Oil sales - Duchesne County Fields               --            10,215
                                                 --------        --------
       Total oil sales                            128,882          30,198
                                                 --------        --------
    Average oil price per barrel sold             $ 20.01         $ 17.79

    Gas sales - Monument Butte Field              121,593           8,001
    Gas sales - Duchesne County Fields               --            20,283
                                                 --------        --------
       Total gas sales                            121,593          28,284
                                                 --------        --------
    Average gas price per Mcf sold                 $ 1.16          $ 1.49

The increased oil and gas sales volumes in the Monument Butte Field are attributable to the thirty-one new wells that IPC drilled and put on production during the first half of 1996. Oil sales as a percentage of total oil and gas sales increased from 93% during the second quarter of 1995 to 95% in 1996. Crude oil is expected to continue as the predominant product produced from the Monument Butte Field.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $168,000 and $7,700 during the second quarters of 1996 and 1995, respectively, due to the recognition of hedging contract settlement losses and contract purchase cost amortization.

    LEASE OPERATING EXPENSES - Lease operating expense decreased $59,000, or 17%, between periods. Lease operating expense per barrel of oil equivalent ("BOE") sold decreased from $10.00 during the second quarter of 1995 to $1.95 during the second quarter of 1996. This reduction is primarily attributable to increased sales volumes that allow for wider allocation of fixed operating costs. The sale of the Duchesne County Fields has also positively contributed to the reduction of lease operating expenses per BOE sold.

                                         1996           1995
                                        ---------      ---------
    MONUMENT BUTTE FIELD
Lease operating expense                $ 290,372      $ 156,606
Lease operating expense per BOE           $ 1.95         $ 7.35

    DUCHESNE COUNTY FIELDS
Lease operating expense                               $ 192,725
Lease operating expense per BOE                         $ 14.18

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

Lease operating expense in the Monument Butte Field benefits from certain of the Company's gas transportation contracts. Under the terms of the applicable contracts, the Company is allowed to use natural gas produced from the Monument Butte, Gilsonite and Boundary Units to power field operations throughout the Monument Butte Field. As a result of this provision, the Company does not recognize lease operating expense for natural gas used as lease fuel since their is no charge to the Company for such usage and, if sold, the related gas proceeds would not inure to the benefit of the Company. The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 50,000 Mcf and 13,500 Mcf during the second quarters of 1996 and 1995, respectively. The Company does not intend to renew these contracts when they expire on October 31, 1997. After expiration of the contracts, natural gas production from these areas will be the property of the Company causing natural gas used as lease fuel to have a direct impact on the Company's natural gas sales.

    PRODUCTION TAXES - Production taxes as a percentage of sales decreased from 6.5% during the second quarter of 1995 to 3.4% during 1996. The decrease was caused by the sale of the Duchesne County Fields where the effective production tax rate was 12.6%. The higher tax rate for the Duchesne County Fields is due to their location on the Reservation of the Ute Indian Tribe where an additional Ute Indian severance tax is imposed. In addition, new wells drilled by the Company in Utah are allowed a six month exemption from state severance taxes.

    EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

    DEPLETION, DEPRECIATION AND AMORTIZATION - The decrease in depletion, depreciation and amortization resulted from a decreased average depletion rate offset by increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $4.36 per BOE sold during the second quarter of 1996 compared to $6.25 per BOE sold during the second quarter of 1995. The decreased rate was due to the sale of the Duchesne County Fields and the positive impact that the Company's recent drilling activities combined with lower lease operating expenses had on total proved reserves of the Company. After accounting for the Farmout Inc. purchase, the Company's depletion rate for the third quarter of 1996 will be $4.87 per BOE.

    GENERAL AND ADMINISTRATIVE, NET - General and administrative expense decreased $78,500 or 17% on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $481,000 and $238,000 during the second quarter of 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During the second quarter of 1996, the Company operated the drilling of 20 wells while in the same period of 1995 the Company operated the drilling of only four wells. Gross general and administrative expense increased from $711,000 in 1995 to $876,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from twenty-two employees at January 1, 1995 to forty-six employees at June 30, 1996. The increase in employees was required to control the increased level of operated drilling activity during the last half of 1995 and into 1996. The remaining increase is associated with the cost of operating with a larger employee base.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    INTEREST EXPENSE - Borrowings during the second quarter of 1996 averaged approximately $13.3 million at an average effective interest rate of 11.0%. Borrowings during the second quarter of 1995 averaged approximately $5.8 million at an average effective interest rate of 17.0%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995 as further explained in "Liquidity and Capital Resources", below.

    OTHER INCOME - Other income in the first quarter of 1996 and 1995 primarily represents interest earned on the investment of surplus cash balances.

    INCOME TAXES - No income tax provision or benefit has been recognized due to past net operating losses incurred and the recording of a full valuation allowance. The Company expects to begin recognizing deferred income tax expense during the third quarter of 1996 due to the deferred tax impact of the Farmout Inc. purchase.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

CONTINUING OPERATIONS. The Company sold the Duchesne County Fields effective July 1, 1995. Accordingly, the results of operations for the first half of 1996 does not include any activity from the Duchesne County Fields while the results of operations for the first half of 1995 includes six full months of activity. In addition, the Company acquired Farmout Inc. June 12, 1996. The results of operations of Farmout Inc. are consolidated as a component of the Company's results of operations from the purchase date forward.

    OIL AND GAS SALES - Oil and gas sales during the first half of 1996 exceeded the comparable period in the previous year by approximately $2.1 million, or 187%. The increase was attributable to increased oil sales volumes in the Monument Butte Field and increased average oil sales prices as summarized below:

    (Oil sales in Bbls, gas sales in Mcf)               1996           1995
    -------------------------------------             -------        -------
Oil sales - Monument Butte Field                      169,398         36,898
Oil sales - Duchesne County Fields                       --           22,116
                                                      -------        -------
   Total oil sales                                    169,398         59,014
                                                      -------        -------
Average oil price per barrel sold                      $19.62        $ 17.37

Gas sales - Monument Butte Field                      132,338         13,458
Gas sales - Duchesne County Fields                       --           55,097
                                                      -------        -------
   Total gas sales                                    132,338         68,555
                                                      -------        -------
Average gas price per Mcf sold                         $ 1.14         $ 1.36

The increased oil and gas sales volumes in the Monument Butte Field are attributable to the thirty-one new wells that IPC drilled and put on production during the first half of 1996. Oil and gas sales were decreased by $230,000 and $7,700 during the first half of 1996 and 1995, respectively, due to the recognition of hedging contract settlement losses and contract purchase cost amortization.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    LEASE OPERATING EXPENSES - Lease operating expense decreased $282,000, or 38%, between six-month periods. Lease operating expense per barrel of oil equivalent ("BOE") sold decreased from $10.46 during the first six months of 1995 to $2.38 during the same period in 1996. This reduction is primarily attributable to increased sales volumes that allow for wider allocation of fixed operating costs. The sale of the Duchesne County Fields has also positively contributed to the reduction of lease operating expenses.

                                               1996           1995
                                             ---------      ----------
    MONUMENT BUTTE FIELD
Lease operating expense                     $ 454,708      $ 333,142
Lease operating expense per BOE                $ 2.38         $ 8.51

    DUCHESNE COUNTY FIELDS
Lease operating expense                                    $ 403,555
Lease operating expense per BOE                               $12.89



As previously discussed, lease operating expense in the Monument Butte Field benefits from certain of the Company's gas transportation contracts. The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 75,000 Mcf and 27,000 Mcf during the first six months of 1996 and 1995, respectively. Until October 1997, this usage will not lower the Company's share of gas sales and will not impact lease operating expense.

    PRODUCTION TAXES - Production taxes as a percentage of sales decreased from 7.8% during the first half of 1995 to 3.4% during 1996. The decrease was caused by the sale of the Duchesne County Fields where the effective production tax rate was 12.6%. The higher tax rate for the Duchesne County Fields is due to their location on the Reservation of the Ute Indian Tribe where an additional Ute Indian severance tax is imposed. In addition, new wells drilled by the Company in Utah are allowed a six month exemption from state severance taxes.

    EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

    DEPLETION, DEPRECIATION AND AMORTIZATION - The decrease in depletion, depreciation and amortization resulted from a decreased average depletion rate offset by increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company adjusts its depletion rate quarterly based on in-house total proved reserve estimates. The Company's average depletion rate was $4.25 per BOE sold year-to-date in 1996 compared to $6.25 per BOE sold in 1995. The decreased rate was due to the sale of the Duchesne County Fields and the positive impact that the Company's recent drilling activities combined with lower lease operating expenses had on total proved reserves of the Company. After accounting for the Farmout Inc. purchase, the Company's depletion rate for the third quarter of 1996 will be $4.87 per BOE.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    GENERAL AND ADMINISTRATIVE, NET - General and administrative expense decreased $108,000 or 14% on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $877,000 and $463,000 during the six-month periods of 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During 1996, the Company operated the drilling of 36 wells while in the same period of 1995 the Company operated the drilling of only seven wells. Gross general and administrative expense increased from $1,243,000 in 1995 to $1,548,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from twenty-two employees at January 1, 1995 to forty-six employees at June 30, 1996. The increase in employees was required to control the increased level of operated drilling activity during the last half of 1995 and into 1996. The remaining increase is associated with the cost of operating with a larger employee base.

    INTEREST EXPENSE - Borrowings during 1996 have averaged approximately $10.3 million at an average effective interest rate of 11.0%. Borrowings during 1995 averaged approximately $5.2 million at an average effective interest rate of 16.3%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995 as further explained in "Liquidity and Capital Resources", below.

    OTHER INCOME - Other income in 1996 and 1995 primarily represents interest earned on the investment of surplus cash balances.

    INCOME TAXES - No income tax provision or benefit has been recognized due to past net operating losses incurred and the recording of a full valuation allowance. The Company expects to begin recognizing deferred income tax expense during the third quarter of 1996 due to the deferred tax impact of the Farmout Inc. purchase.


DISCONTINUED OPERATIONS. The Company classifies all mining operations as discontinued operations. The only mining operation remaining is ongoing reclamation activities at the Toiyabe Mine located near Crescent Valley, Nevada. Since July 1992, reclamation activities have focused on rinsing the leach pads with fresh water and recycled leaching solution. The goal of the rinsing activity is to reduce concentrations of certain constituents to state drinking water standards and to achieve "stabilization" of certain other elements, such that their concentration would not be lowered with further rinsing. Based upon ongoing testing results, the Company believes it has achieved its rinsing goals. As a result, 1996 operations have focused on evaporation of all solutions remaining in the contained circulation system, the submission of a Final Closure Report to the Nevada Department of Environmental Protection (the "NDEP") and certain other reclamation tasks. Assuming that the NDEP agrees Toiyabe's leach pads are stabilized and that the Company's method to treat future stormwater infiltration into the leach pads is sufficient, among other items, the Company could be in a post-closure monitoring mode at the Toiyabe Mine by October 1997. Based on the foregoing assumptions, the Company has established a reserve for reclamation activities of $583,000 at June 30, 1996. Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, the Company believes that based on factors presently known or anticipated, the current reserve will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws. However, should unforeseen circumstances arise that that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $583,000.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



LIQUIDITY AND CAPITAL RESOURCES:

   TCW LOAN AGREEMENT - On November 29, 1995, the Company entered into a Credit Agreement (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to $25.0 million for the development of the Monument Butte Field. The TCW Loan Agreement bears interest at 10% per annum payable quarterly. Commencing in March 1997, minimum payments of principal are required in the following amounts per quarter: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001, $750,000 in
2002, $425,000 in 2003, and $350,000 in 2004. Additional principal payments may be due in certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement. The Company also granted TCW an initial 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties, which continues until TCW earns a 16% rate of return at which time it reduces to 3%, proportionately reduced by the Company's interest in the oil and gas properties, until TCW earns a 22% rate of return. The TCW Loan Agreement also subjects the Company to penalties on the overriding royalty interests to achieve a 16% and 22% rate of return if the loan is prepaid prior to November 29, 1997. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions without TCW's prior written consent. The agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties.

During the first half of 1996, the Company borrowed an additional $12.5 million under the TCW Loan Agreement increasing total advanced funds to $17.5 million at June 30, 1996. The additional $12.5 million was used to drill and complete 36 gross (34 net) development wells within the Monument Butte Field and further expand the water delivery and gas gathering infrastructure. The Company intends on drilling an additional 40 gross (36 net) wells in 1996 with the remaining availability under the TCW Loan Agreement, cash on hand and cash generated from future operations. Approximately eight of the newly drilled wells are expected to be converted to water injection during 1996 depending on connectivity with surrounding wells, sand porosity, sand permeability and overall injection patterns. Development will also include the conversion of existing producing wells to water injection wells, the expansion of the water delivery infrastructure and the expansion of the gas gathering infrastructure, among other things. Based on results to date, the Company believes it will be able to meet the terms of the TCW Loan Agreement and advance the entire $7.5 million of remaining availability by September 30, 1996. Should the Company experience unfavorable drilling results, it is possible the Company may not be able to draw down the remaining $7.5 million. Although less borrowings could potentially slow the development of the Company's properties in the Monument Butte Field and associated cash flow, the Company believes it will be able to meet all of its financial obligations during the next year. Through July 29, 1996, the Company had borrowed $19.0 million under the TCW Loan Agreement.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    WORKING CAPITAL AND CASH HOLDINGS - The Company increased its cash position by $1,876,000 and its working capital position by $2,549,000 during the first half of 1996. The Company's working capital and cash positions are primarily dependent on the timing of advances under the TCW Loan Agreement and payment of drilling obligations. The Company is required to cover reclamation costs of the Toiyabe Mine, net general and administrative expenses, lease operating expenses, production taxes, undeveloped acreage holding costs and discretionary capital expenditures out of cash generated from operations and its current cash holdings. The Company believes that cash sources and holdings will be sufficient to cover such costs and meet its working capital needs throughout 1997.

On July 31, 1996, the Company expects to further increase its cash and working capital position by closing on a $10.0 million private placement of equity. The Company has entered into an agreement to sell to an affiliate of Smith Management Company, Inc. 950,000 shares of a newly designated Series B Preferred Stock which will have 1,000,000 shares designated in the series. A director of the Company, who is also a Vice President of Smith Management Company, Inc., entered into a similar agreement pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Preferred Stock. The Series B Preferred Stock is to be issued by the Company for cash of $10 per share (an aggregate of $10.0 million) at a closing to take place on July 31, 1996. Concurrently with the closing of the issuance and sale of the Series B Preferred Stock, the Company intends to call for redemption its outstanding Series A Convertible Preferred Stock. Upon receipt of notice of redemption, each holder of Series A Convertible Preferred Stock will have the right to elect to receive either (i) cash in the amount of $54.00, or (ii) 9.6726 shares of Common Stock, for each share of Series A Convertible Preferred Stock held of record by such holder. Each holder of Series A Convertible Preferred Stock will have 15 days after notice of redemption has been delivered by the Company to decide whether to elect to receive cash or Common Stock. To the extent holders of Series A Convertible Preferred Stock elect to receive cash, the Company intends to use a portion of the proceeds from the sale of the Series B Preferred Stock to pay such holders of Series A Convertible Preferred Stock.

The Series B Preferred Stock will bear a dividend of 12% per annum on the Redemption Price (defined below); will have a liquidation preference over Common Stock equal to $10.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $10.00 per share, plus accumulated and unpaid dividends; is convertible at a "conversion price" of $6.27 per share (divided into the Redemption Price) subject to certain anti-dilution adjustments; and is entitled to one vote per share of Series B Preferred Stock on all matters submitted to the stockholders of the Company and will vote with the Common Stock as one voting group or class, and not as a separate voting group or class, except where required by law or except with regard to various amendments to the Company's Articles of Incorporation affecting the Series B Preferred Stock or creating another series of preferred stock with rights equal to or greater than the rights of the Series B Preferred Stock. In addition, if at any time prior to July 31, 1998, (i) the Company sells all or substantially all of its assets other than in the ordinary course of business, (ii) the Company merges or consolidates with or into another person, (iii) a change of control of the Company occurs or (iv) the Company is liquidated or dissolved, the holders of Series B Preferred Stock will be entitled to a full two years of accumulated dividends in calculating amounts payable upon redemption or the number of shares of Common Stock issuable upon conversion, as the case may be. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and to pay all expenses of such registration.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



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

In order to further protect the price the Company receives for crude oil production, on January 18, 1996 the Company entered into three additional contracts with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February 1996 to December 31, 1996. The Company received $52,400 as a result of this restructuring. Under the third contract, the Company purchased for $149,000 an additional 257,000 put options with a strike price of $16.50 covering the period February 1996 through December 1996 in monthly amounts escalating from 10,000 barrels to 35,000 during the contract period. On July 8, 1996, the Company purchased for $133,200 an additional 720,000 put options with a strike price of $15.00 covering the period January 1997 through December 1997 which settles in monthly amounts of 60,000 barrels during the contract period. The net cost of these additional contracts and the monthly settlement net gain or loss will be included as an adjustment to crude oil revenue in the period the related oil is sold.

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

    ENVIRONMENTAL DISCUSSION - The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At June 30, 1996, the Company had recognized a liability of $583,000 to cover the future costs of reclaiming the Toiyabe Mine.

    FORWARD LOOKING STATEMENTS - Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include; contractor delays, regulatory approvals, the availability and cost of financing, to name a few.

                             PART II.  OTHER INFORMATION

                                INLAND RESOURCES INC.



Items 1, 2, 3 and 5 are omitted from this report as inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On May 22, 1996, the Company held its Annual Meeting of Stockholders. During this meeting, the stockholders voted on the following items:

    (1) The holders of Common Stock voted on the election of four members, and the holders of Series A Preferred Stock voted on the election of three members, of the Board of Directors to serve until the 1997 annual meeting of stockholders or until their respective successors are duly elected and qualified;

Item (1) was approved by an affirmative vote of approximately 81% of the total outstanding shares of Common Stock and 86% of the total outstanding shares of Series A Preferred Stock, respectively.

    (2) To consider and act upon a unified proposal (the "Proposal") to approve (i) an amendment to the Company's Articles of Incorporation ("Articles") to decrease the number of shares of Common Stock from 100,000,000 shares to 10,000,000 shares (without affecting par value), (ii) a 1-for-10 reverse stock split of the presently issued and outstanding shares of Common Stock, and (iii) an amendment to the Company's Articles, following the effective date of the reverse split, to increase the post-split number of authorized shares of Common Stock from 10,000,000 shares to 25,000,000 shares (without affecting par value). Only the holders of outstanding shares of Common Stock were entitled to consider and vote upon the Proposal;

Item (2) was approved with 33,181,784 shares voting For the item, 377,973 shares voting Against, and 45,000 shares Abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
- --------       ----------------------
    3.1            Amended and Restated Articles of Incorporation, as amended through July 31, 1996.*

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

                                INLAND RESOURCES INC.



10.1 "Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan" executed effective June 3, 1996.*

10.2 Employment Agreement between the Company and Kyle R. Miller dated June 1, 1996.*

10.3               Employment Agreement between the Company and Bill I.
         Pennington dated June 1, 1996.*

10.4 Employment Agreement between the Company and John E. Dyer dated June 1, 1996.*

27.1               Financial Data Schedule required by Item 601 of Regulation
         S-B.

______________________

 *       Filed herewith.

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated June 25, 1996, reporting an event dated June 12, 1996, which Form 8-K covered the following items:

         Item 2 - Acquisition or Disposition of Assets

         Item 5 - Other Events

         Item 7 - Financial Statements and Exhibits

                                INLAND RESOURCES INC.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INLAND RESOURCES INC.
                                       (Registrant)


Date:   July 29, 1996                  By:  /s/  Kyle R. Miller
        -------------                       ---------------------------
                                           Kyle R. Miller
                                           Chief Executive Officer


Date:  July 29, 1996                   By:  /s/  Michael J. Stevens
       -------------                        ---------------------------
                                           Michael J. Stevens
                                           Controller (Principal Accounting
                                           Officer)