Form 10QSB
period 1996-09-30
INLAND RESOURCES INC
filed 1996-11-12
CIK 717754

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

          For the transition period _________________ to _________________

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

                                Yes   XX    No
                                     ----      ----
Number of shares of common stock, par value $.001 per share, outstanding as of November 1, 1996: 6,306,056


Traditional Small Business Disclosure Format:

                                Yes   XX    No
                                     ----      ----

                        PART 1.  FINANCIAL INFORMATION

                                INLAND RESOURCES INC.
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                 September 30,   December 31,
                                                                      1996          1995
                                                                 ------------   ------------
                 ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                      $ 13,782,838   $  2,970,305
  Accounts receivable and accrued sales                             1,832,579        701,956
  Inventory                                                           704,272        417,665
  Other current assets                                                399,279         19,338
                                                                 ------------   ------------
          Total current assets                                     16,718,968      4,109,264
                                                                 ------------   ------------

Property and equipment, at cost:
  Oil and gas properties (successful efforts method)               44,768,415     17,404,280
  Accumulated depletion, depreciation and amortization             (2,688,193)      (585,590)
                                                                 ------------   ------------
                                                                   42,080,222     16,818,690
  Other property and equipment, net                                   782,241        593,106
  Debt issue costs, net                                               370,980        401,803
                                                                 ------------   ------------
          Total assets                                           $ 59,952,411   $ 21,922,863
                                                                 ------------   ------------
                                                                 ------------   ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $  4,111,766   $  2,859,775
  Current portion of long-term debt                                   900,000         48,021
  Property reclamation costs, short-term                              511,446        200,000
                                                                 ------------   ------------
          Total current liabilities                                 5,523,212      3,107,796
                                                                 ------------   ------------

Long-term debt                                                     20,174,273      4,436,225
Deferred income taxes                                                 600,000
Property reclamation costs, long-term                                                399,433

Stockholders' equity (see Notes 4,5,6):
  Preferred Class A stock, par value $.001, 20,000,000 shares authorized;
      Series A: 0 and 106,850 shares issued and outstanding                              107
      Series B: 1,000,000 and 0 shares issued and outstanding,
       liquidation preference of $12,400,000                            1,000
  Additional paid-in capital - preferred                            9,999,000      4,100,261
  Common stock, par value $.001; 25,000,000 shares
    authorized; issued and outstanding 6,306,056 and
    4,092,800, respectively                                             6,306          4,093
  Additional paid-in capital - common                              31,549,400     19,183,119
  Accrued preferred Series B dividends                                300,000
  Accumulated deficit                                              (8,200,780)    (9,308,171)
                                                                 ------------   ------------
          Total stockholders' equity                               33,654,926     13,979,409
                                                                 ------------   ------------
          Total liabilities and stockholders' equity             $ 59,952,411   $ 21,922,863
                                                                 ------------   ------------
                                                                 ------------   ------------


     The accompanying notes are an integral part of the financial statements

                             INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)


                                                    Three months ended             Nine months ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    1996           1995           1996           1995
                                                 ----------     ----------     ----------    -----------

Revenues:
 Sales of oil and gas                            $3,553,484     $  464,647     $6,798,180    $ 1,593,292
 Management fee                                                    158,356                       158,356
                                                 ----------     ----------     ----------    -----------
    Total revenues                                3,553,484        623,003      6,798,180      1,751,648
                                                 ----------     ----------     ----------    -----------

Operating expenses:
 Lease operating expenses                           432,765        145,003        887,473        881,700
 Production taxes                                   141,551         26,619        264,414        115,654
 Exploration                                        154,152        143,401        167,355        157,993
 Depletion, depreciation and amortization         1,339,341        192,182      2,224,603        702,891
 General and administrative, net                    397,479        194,662      1,069,023        974,447
                                                 ----------     ----------     ----------    -----------
    Total operating expenses                      2,465,288        701,867      4,612,868      2,832,685
                                                 ----------     ----------     ----------    -----------

Operating income (loss)                           1,088,196        (78,864)     2,185,312     (1,081,037)
Interest expense                                   (515,908)      (167,571)    (1,023,171)      (588,979)
Other income, net                                   153,730         29,376        245,250         97,062
Gain on sale of the Duchesne County Fields                         850,000                       850,000
                                                 ----------     ----------     ----------    -----------

Net income (loss)                                $  726,018     $  632,941     $1,407,391    $  (722,954)
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------

Net income (loss) per share - Primary            $     0.12     $     0.22     $     0.29    $     (0.25)
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------
Weighted average common and common
 equivalent shares outstanding - Primary          5,948,745      2,892,800      4,845,703      2,892,800
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------

Net income (loss) per share - Fully diluted      $     0.10     $     0.17     $     0.23    $     (0.25)
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------
Weighted average common and common
 equivalent shares outstanding - Fully diluted    7,506,124      3,793,631      6,000,768      2,892,800
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------

Dividends per common share                          NONE           NONE           NONE           NONE
                                                 ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------    -----------

               The accompanying notes are an integral part of the
                      consolidated financial statements

                             INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)


                                                               1996            1995
                                                           -----------     -----------
Cash flows from operating activities:
 Net income (loss)                                         $ 1,407,391     $  (722,954)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Net cash used by discontinued operations                    (87,987)       (209,725)
   Depletion, depreciation and amortization                  2,224,603         702,891
   Gain on sale of the Duchesne County Fields                                 (850,000)
   Amortization of debt issue costs and debt discount           56,467
   Effect of changes in current assets and liabilities:
    Accounts receivable and accrued sales                   (1,130,623)        660,615
    Inventory                                                 (286,607)         57,188
    Other current assets                                      (349,118)        (33,814)
    Accounts payable and accrued expenses                    1,251,991         600,608
                                                           -----------     -----------
Net cash provided by operating activities                    3,086,117         204,809
                                                           -----------     -----------

Cash flows from investing activities:
 Development expenditures and equipment purchases          (18,075,270)     (4,142,433)
 Change in restricted cash                                                    (124,342)
 Net proceeds from sale of the Duchesne County Fields                        2,946,765
                                                           -----------     -----------
Net cash used by investing activities                      (18,075,270)     (1,320,010)
                                                           -----------     -----------

Cash flows from financing activities:
 Proceeds from sale of stock                                10,008,750
 Redemption of Series A preferred stock                       (740,624)
 Proceeds from issuance of long-term debt                   16,584,993       2,600,000
 Payments of long-term debt                                    (51,433)       (120,397)
                                                           -----------     -----------
Net cash provided by financing activities                   25,801,686       2,479,603
                                                           -----------     -----------

Net increase in cash and cash equivalents                   10,812,533       1,364,402
Cash and cash equivalents at beginning of period             2,970,305       1,691,156
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $13,782,838     $ 3,055,558
                                                           -----------     -----------
                                                           -----------     -----------


Noncash financing and investing activity:
 Purchase of Farmout Inc. for common stock                 $9,600,000
                                                           -----------
                                                           -----------
 Issuance of note payable for land purchase                                $   203,000
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

                                   ----------



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

3.   RECLASSIFICATIONS:

     Certain amounts for 1995 have been reclassified to conform with the 1996 financial statement presentation. The reclassifications had no impact on net income or the accumulated deficit.

                             INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


4.   REVERSE STOCK SPLIT:

     On May 22, 1996, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 100,000,000 to 10,000,000 shares and reduce outstanding common shares from 40,927,999 to 4,092,800 shares. The shareholders further approved an increase in the number of post-split authorized shares from 10,000,000 to 25,000,000 shares. All earnings per share amounts and weighted average common and common equivalent shares outstanding as reported on the Consolidated Statement of Operations have been calculated based on post-reverse split share amounts.

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

     On June 12, 1996, Smith Management Company, Inc., an affiliate of Smith, Farmout Inc., the Farmout Stockholders, the Company and IPC entered into an agreement pursuant to which the Farmout Stockholders transferred one hundred percent (100%) of the outstanding capital stock of Farmout Inc. to the Company in exchange for 1,309,880 shares of the Company's common stock. Under the terms of the agreement, Inland will not issue or deliver the common stock until January 2, 1997. Since no contingencies exist as to their issuance, the 1,309,880 shares of common stock are considered outstanding for purposes of reporting in the accompanying consolidated financial statements of the Company. The purchase was valued at $9.6 million for accounting purposes, including the recognition of $0.6 million of deferred taxes. Farmout Inc. is a Utah corporation whose assets include only the twenty producing farmout wells drilled and operated by IPC during the period July 1, 1995 to May 31, 1996. Farmout Inc. had no liabilities at the purchase date. Income tax liabilities arising prior to June 12, 1996 are the responsibility of the Farmout Stockholders and income tax liabilities from June 12, 1996 forward are the responsibility of the Company. Smith and affiliated entities are collectively majority shareholders of the Company. The acquisition of Farmout Inc. was accounted for as a purchase, therefore, the assets and results of operations of Farmout Inc. are included in the Company's consolidated financial statements from the acquisition date forward. Farmout Inc. operates as a wholly-owned subsidiary of the Company.

                             INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


6.   PREFERRED STOCK:

     On July 31, 1996, the Company sold an affiliate of Smith 950,000 shares of a newly designated series of preferred stock of the Company (the "Series B Stock") which has 1,000,000 shares designated in the series. A director of the Company who is also a Vice President of Smith Management Company, Inc., entered into a similar agreement pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Stock. The Series B Stock was issued by the Company for cash of $10 per share (an aggregate of $10.0 million). Concurrently with the closing of the sale and issuance of the Series B Stock, the Company called for redemption its outstanding Series A Convertible Preferred Stock (the "Series A Stock"). Each record holder of Series A Stock had the right to elect to receive either (i) cash in the amount of $54.00, or (ii) 9.6726 shares of Common Stock, for each share of Series A Stock. Of the 99,318 Series A Stock shares outstanding, holders of 85,605 shares elected to convert their shares into 828,002 shares of Common Stock. The remaining 13,713 shares of Series A Stock were redeemed for $740,624.

     The Series B Stock bears a dividend of 12% per annum on the Redemption Price (defined below); has a liquidation preference over Common Stock equal to $10.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $10.00 per share, plus accumulated and unpaid dividends; is convertible at a "conversion price" of $6.27 per share (divided into the Redemption Price) subject to certain anti-dilution adjustments; and is entitled to one vote per share of Series B Stock on all matters submitted to the stockholders of the Company and will vote with the Common Stock as one voting group or class, and not as a separate voting group or class, except where required by law or except with regard to various amendments to the Company's Articles of Incorporation affecting the Series B Stock or creating another series of preferred stock with rights equal to or greater than the rights of the Series B Stock. In addition, if at any time prior to July 31, 1998, (i) the Company sells all or substantially all of its assets other than in the ordinary course of business, (ii) the Company merges or consolidates with or into another person, (iii) a change of control of the Company occurs or (iv) the Company is liquidated or dissolved, the holders of Series B Preferred Stock will be entitled to a full two years of accumulated dividends in calculating amounts payable upon liquidation, redemption or the number of shares of Common Stock issuable upon conversion, as the case may be.

7.   EARNINGS PER SHARE:

     The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of shares issuable from the exercise of stock options and warrants less the number of treasury shares assumed to be purchased using the average market price for the period. The fully diluted per share computation reflects additional dilution assuming full conversion of the Series A Stock or Series B Stock, as applicable, and the additional dilution related to the exercise of stock options and warrants less the number of treasury shares assumed to be purchased using the market price at the end of the period.

                             INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  ----------

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

The Company's strategy to build upon the profitability experienced in 1996 is to increase oil and gas production through acquisition of leases and existing oil and gas production in developed fields, and further developing such acquisitions through development drilling, reworking existing wells and engaging in secondary recovery enhancement operations. Increased production levels allow for more efficient operations at the field level which in turn has a positive impact on the Company's equivalent per barrel lifting costs. In addition, increased production lowers general and administrative costs on a per equivalent barrel basis since fixed general and administrative costs do not increase proportionate to production. The Company also protects the price it receives for a portion of its oil production by entering into hedging arrangements. The ultimate success of the Company's plan to continue to operate profitably is primarily dependent on locating and purchasing properties on terms acceptable to the Company, continuing to secure sufficient capital to acquire target properties and fund extensive development and secondary recovery operations, then successfully implementing development and secondary recovery plans.

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

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995:

    OIL AND GAS SALES - Oil and gas sales during the third quarter of 1996 exceeded the previous year third quarter by approximately $3.1 million, or 665%. The increase was attributable to increased oil and gas sales volumes and increased average oil and gas sales prices as summarized below:


(OIL SALES IN BBLS, GAS SALES IN MCF)      1996       1995
-------------------------------------      ----       ----

Oil sales - Monument Butte Field          164,669     28,054
Average oil price per barrel sold         $ 19.92     $16.45

Gas sales - Monument Butte Field          291,971     18,468
Average gas price per Mcf sold            $  1.35     $ 0.80

                    -----------------------------------------

                             INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     ------

The increase in oil and gas sales volumes in the Monument Butte Field is attributable to the Farmout Inc. purchase and the forty-seven new wells that IPC drilled and put on production since September 30, 1995. Crude oil accounted for 89% of total oil and gas sales during the third quarter of 1996 and is expected to continue as the predominant product produced from the Monument Butte Field.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $122,000 during the third quarter of 1996 to recognize hedging contract settlement losses and contract purchase cost amortization.

     LEASE OPERATING EXPENSES - Lease operating expense per barrel of oil equivalent ("BOE") sold decreased from $4.66 during the third quarter of 1995 to $2.03 during the third quarter of 1996. This reduction is primarily attributable to increased sales volumes that allow for wider allocation of operating costs. The Company's policy is to expense the costs of water injection operations during the start-up phase of secondary recovery water flood operations. These expenses include the costs of purchasing water and operating water source wells, water injection wells and water injection stations. As a result of this policy, the Company's per barrel lifting costs will be higher during the start-up phase than if the Company would capitalize and deplete these costs as part of secondary recovery enhancement projects. Of the Company's six water flood projects, five are in the start-up phase.

Lease operating expense in the Monument Butte Field benefits from certain of the Company's gas transportation contracts. Under the terms of the applicable contracts, the Company is allowed to use natural gas produced from the Monument Butte, Gilsonite and Boundary Units to power field operations throughout the Monument Butte Field. As a result of this provision, the Company does not recognize lease operating expense for natural gas used as lease fuel since their is no charge to the Company for such usage and, if sold, the related gas proceeds would not inure to the benefit of the Company. The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 50,000 Mcf and 13,500 Mcf during the third quarters of 1996 and 1995, respectively. The Company does not intend to renew these contracts when they expire on October 31, 1997. After expiration of the contracts, natural gas production from these areas will be the property of the Company causing natural gas used as lease fuel to have a direct impact on the Company's natural gas sales.

     PRODUCTION TAXES - Production taxes as a percentage of sales decreased from 5.7% during the third quarter of 1995 to 3.8% during 1996. The percentage decrease results from an increase in sales from newly drilled wells which are exempt from Utah state severance tax during their initial six months of production.

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage. In addition, during the third quarter of both 1996 and 1995 the Company drilled an uneconomic exploration well.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.96 per BOE sold during the third quarter of 1996 compared to $5.75 per BOE sold during the third quarter of 1995.

                    -----------------------------------------

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     ------


     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $203,000 on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $512,000 and $295,000 during the third quarters of 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During the third quarter of 1996, the Company operated the drilling of 17 wells while in the same period of 1995 the Company operated the drilling of 12 wells. Gross general and administrative expense increased from $489,000 in 1995 to $909,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from twenty-two employees at January 1, 1995 to forty-six employees at September 30, 1996. The remaining increase is associated with the cost of operating with a larger employee base.

     INTEREST EXPENSE - Borrowings during the third quarter of 1996 averaged approximately $18.7 million at an average effective interest rate of 11.0%. Borrowings during the third quarter of 1995 averaged approximately $4.0 million at an average effective interest rate of 17.0%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995 as further explained in "Liquidity and Capital Resources", below.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995:

GENERAL - The Company sold the Duchesne County Fields effective July 1, 1995. Accordingly, the results of operations for the nine months ended September 30, 1996 does not include any activity from the Duchesne County Fields while the results of operations for the same period in 1995 includes six full months of activity.

     OIL AND GAS SALES - Oil and gas sales during the initial nine months of 1996 exceeded the comparable period in 1995 by approximately $5.2 million, or 326%. The increase was attributable to increased oil and gas sales and increased average oil sales prices as summarized below:

     (Oil sales in Bbls, gas sales in Mcf)        1996        1995
     ------------------------------------       -------      ------

     Oil sales - Monument Butte Field           334,067      64,952
     Oil sales - Duchesne County Fields            -         22,116
                                                -------      ------
      Total oil sales                           334,067      87,068
                                                -------      ------
     Average oil price per barrel sold           $19.77      $17.00

     Gas sales - Monument Butte Field           424,309      31,926
     Gas sales - Duchesne County Fields            -         55,097
                                                -------      ------
      Total gas sales                           424,309      87,023
                                                -------      ------
     Average gas price per Mcf sold               $1.29       $1.30

The increase in oil and gas sales volumes in the Monument Butte Field is attributable to the Farmout Inc. purchase and the forty-seven new wells that IPC drilled and put on production since September 30, 1995. Oil and gas sales were decreased by $352,000 and $5,400 during 1996 and 1995, respectively, due to the recognition of hedging contract settlement losses and contract purchase cost amortization.

                    -----------------------------------------

                             INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     ------


     LEASE OPERATING EXPENSES - Lease operating expense per barrel of oil equivalent ("BOE") sold decreased from $8.68 during the first nine months of 1995 to $2.19 during the same period in 1996. This reduction is primarily attributable to increased sales volumes that allow for wider allocation of operating costs. The sale of the Duchesne County Fields has also contributed to the reduction of lease operating expenses.

                                                  1996       1995
                                                --------   --------
          MONUMENT BUTTE FIELD
     Lease operating expense                    $887,473   $478,145
     Lease operating expense per BOE            $   2.19   $   6.80

          DUCHESNE COUNTY FIELDS
     Lease operating expense                               $403,555
     Lease operating expense per BOE                       $  12.89

As previously discussed, lease operating expense in the Monument Butte Field benefits from certain of the Company's gas transportation contracts. The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 125,000 Mcf and 40,500 Mcf during the first nine months of 1996 and 1995, respectively. Until October 1997, this usage will not lower the Company's share of gas sales and will not impact lease operating expense.

     PRODUCTION TAXES - Production taxes as a percentage of sales decreased from 7.3% during 1995 to 3.7% during 1996. The decrease was caused by the sale of the Duchesne County Fields where the effective production tax rate was 12.6%. The higher tax rate for the Duchesne County Fields is due to their location on the Reservation of the Ute Indian Tribe where an additional Ute Indian severance tax is imposed. In addition, new wells drilled by the Company in Utah are allowed a six month exemption from state severance taxes.

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage. In addition, during the third quarter of both 1996 and 1995 the Company drilled an uneconomic exploration well.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.19 per BOE sold year-to-date in 1996 compared to $6.00 per BOE sold in 1995. The decreased rate was due to the sale of the Duchesne County Fields.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $94,500 or 9.7% between nine month periods. General and administrative expense is reported net of operator fees and reimbursements which were $1,389,000 and $758,000 during the nine month periods of 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During 1996, the Company operated the drilling of 52 wells while in the same period of 1995 the Company operated the drilling of only 19 wells. Gross general and administrative expense increased from $1,732,000 in 1995 to $2,457,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from twenty-two employees at January 1, 1995 to forty-six employees at September 30, 1996. The remaining increase is associated with the cost of operating with a larger employee base.

                             INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  ----------


     INTEREST EXPENSE - Borrowings during 1996 have averaged approximately $12.4 million at an average effective interest rate of 11.0%. Borrowings during 1995 averaged approximately $4.8 million at an average effective interest rate of 16.3%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995 as further explained in "Liquidity and Capital Resources", below.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     INCOME TAXES - No income tax provision or benefit has been recognized due to past net operating losses incurred and the recording of a full valuation allowance. The Company expects to begin to record deferred income tax expense during the fourth quarter of 1996.

DISCONTINUED OPERATIONS. The Company classifies all mining operations as discontinued operations. The only mining operation remaining is ongoing reclamation activities at the Toiyabe Mine located near Crescent Valley, Nevada. Since July 1992, reclamation activities have focused on rinsing the leach pads with fresh water and recycled leaching solution. The goal of the rinsing activity is to reduce concentrations of certain constituents to state drinking water standards and to achieve "stabilization" of certain other elements, such that their concentration would not be lowered with further rinsing. Based upon ongoing testing results, the Company believes it has achieved its rinsing goals. As a result, 1996 operations have focused on evaporation of all solutions remaining in the contained circulation system, the submission of a Final Closure Report to the Nevada Department of Environmental Protection (the "NDEP") and certain other reclamation tasks. Assuming that the NDEP agrees Toiyabe's leach pads are stabilized and that the Company's method to treat future stormwater filtration through the leach pads is sufficient, among other items, the Company could be in a post-closure monitoring mode at the Toiyabe Mine by October 1997. Based on the foregoing assumptions, the Company has established a current reserve for reclamation activities of $511,000 at September 30, 1996. Although the ultimate future reclamation cost is dependent upon certain events which cannot be precisely predicted, the Company believes that based on factors presently known or anticipated, the current reserve will be adequate to fully reclaim the Toiyabe Mine in compliance with Nevada and federal laws. However, should unforeseen circumstances arise that that cause the closure timetable to be delayed or additional labor, material and holding costs to be incurred, future reclamation exposure could exceed $511,000.

On September 12, 1996, the Company entered into an Option Agreement with Placer Dome U.S. Inc. ("PDUS") whereby PDUS has the option, until December 11, 1996, to purchase all of the Company's mining claims and property rights in the Toiyabe Mine area. If PDUS elects to exercise their option under the Option Agreement, the Company will pay PDUS $240,000 to assume all past, present and future environmental and reclamation liabilities associated with the Toiyabe Mine, whether known or unknown at the time of delivery of title. In order for the Company to achieve this level of release of environmental responsibility, the Company has allowed PDUS to perform environmental due diligence on the property in the form of water quality drill testing. At the time of filing this Form 10-QSB, PDUS had completed the drilling portion of the water quality drill testing and was awaiting chemical analysis of samples taken from each water zone encountered.

                             INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  ----------


LIQUIDITY AND CAPITAL RESOURCES:

     TCW LOAN AGREEMENT - On November 29, 1995, the Company entered into a Credit Agreement (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to $25.0 million for the development of the Monument Butte Field. The TCW Loan Agreement bears interest at 10% per annum payable quarterly. Commencing in March 1997, minimum payments of principal are required in the following amounts per quarter: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001, $750,000 in
2002, $425,000 in 2003, and $350,000 in 2004. Additional principal payments may be due in certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement. The Company also granted TCW an initial 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties, which continues until TCW earns a 16% rate of return at which time it reduces to 3%, proportionately reduced by the Company's interest in the oil and gas properties, until TCW earns a 22% rate of return. The TCW Loan Agreement also subjects the Company to penalties on the overriding royalty interests to achieve a 16% and 22% rate of return if the loan is prepaid prior to November 29, 1997. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions without TCW's prior written consent. The agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by substantially all the Company's interest in its oil and gas and other properties.

During the first nine months of 1996, the Company borrowed $16.5 million under the TCW Loan Agreement increasing total advanced funds to $21.5 million at September 30, 1996. The additional $16.5 million was used to drill and complete 52 gross (47 net) wells within the Monument Butte Field and further expand the water delivery and gas gathering infrastructures. The Company intends on drilling an additional 15 gross (13 net) wells in 1996 with the remaining availability under the TCW Loan Agreement and cash on hand. Development will also include the conversion of existing producing wells to water injection wells, the expansion of the water delivery infrastructure and the expansion of the gas gathering infrastructure, among other things. Based on results to date, the Company believes it will be able to meet the terms of the TCW Loan Agreement and advance the remaining availability of $3.5 million by December 31, 1996.

     WORKING CAPITAL AND CASH HOLDINGS - During the third quarter the Company increased its cash holdings by $8.9 million and working capital by $7.6 million. The increases were caused by the Company's sale of $10.0 million of preferred Series B Stock which closed on July 31, 1996. The timing of advances under the TCW Loan Agreement and payment of drilling obligations also impact the Company's cash and working capital positions. The Company is required to cover reclamation costs of the Toiyabe Mine, net general and administrative expenses, lease operating expenses, production taxes, undeveloped acreage holding costs, discretionary capital expenditures and principal and interest payments out of cash generated from operations and its current cash holdings. The Company believes that cash sources and holdings will be sufficient to cover such costs and payments and meet its working capital needs throughout 1997.

                             INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  ----------

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

In order to further protect the price the Company receives for crude oil production, on January 18, 1996 the Company entered into three additional contracts with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February 1996 to December 31, 1996. The Company received $52,400 as a result of this restructuring. Under the third contract, the Company purchased for $149,000 an additional 257,000 put options with a strike price of $16.50 covering the period February 1996 through December 1996 in monthly amounts escalating from 10,000 barrels to 35,000 during the contract period. On July 8, 1996, the Company purchased for $133,200 an additional 720,000 put options with a strike price of $15.00 covering the period January 1997 through December 1997 which settles in monthly amounts of 60,000 barrels during the contract period. The net amortized cost of these additional contracts and the monthly settlement net gain or loss is included as an adjustment to crude oil revenue in the period the related oil is sold.

     MARKETS - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Crude oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term for the fair market value of oil in a particular field) less a deduction of approximately $.85 to a $1.00 per barrel for oil quality adjustments. The posted field price for the Monument Butte Field has ranged from $17.50 to $22.79 per barrel during the first nine months of 1996. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be processed. The Company is conducting discussions with each refinery to inform them of the outlook for Black Wax production in this region such that they can propose solutions to existing plant configurations. While the outcome of these talks is unknown, the Company expects to negotiate a long-term marketing arrangement that will be beneficial to the Company. Until such an arrangement is reached and the refinery modifications are accomplished, there may be short-term downward pressure on Black Wax pricing.

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

                             INLAND RESOURCES INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  ----------


     ENVIRONMENTAL DISCUSSION - The Company is subject to numerous federal and state laws and regulations relating to environmental matters. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. Currently, the Vernal, Utah office of the Bureau of Land Management ("BLM") is preparing an Environmental Assessment ("EA") relating to certain lands within the Monument Butte Field. Due to this process, the Company has reduced its activities on these lands until the EA is approved by the BLM. The Company currently employs one drilling rig on a full time basis. The Company anticipates the EA to be approved in the fourth quarter of 1996. Although the impact on future drilling is not certain, the Company expects to employ two drilling rigs on a full time basis by the first quarter of 1997. The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company. At September 30, 1996, the Company has recognized a liability of $511,000 to cover the future costs of reclaiming the Toiyabe Mine.

     FORWARD LOOKING STATEMENTS - Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions is subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include; contractor delays, regulatory approvals, the availability and cost of financing, to name a few.

                          PART II.  OTHER INFORMATION

                             INLAND RESOURCES INC.
                                    ------


Items 1, 3, 4 and 5 are omitted from this report as inapplicable.

ITEM 2. CHANGES IN SECURITIES

        SALE OF SERIES B PREFERRED STOCK - On July 31, 1996, the Company sold a newly designated series of preferred stock of the Company (the "Series B Stock") which has 1,000,000 shares designated in the series. The Series B Stock was issued by the Company for cash of $10 per share (an aggregate of $10.0 million). Concurrently with the closing of the sale and issuance of the Series B Stock, the Company called for redemption its outstanding Series A Convertible Preferred Stock (the "Series A Stock"). Each record holder of Series A Stock had the right to elect to receive either (i) cash in the amount of $54.00, or (ii) 9.6726 shares of Common Stock, for each share of Series A Stock. Of the 99,318 Series A Stock shares outstanding, holders of 85,605 shares elected to convert their shares into 828,002 shares of Common Stock. The remaining 13,713 shares of Series A Stock were redeemed for $740,624.

        The Series B Stock bears a dividend of 12% per annum on the Redemption Price (defined below); has a liquidation preference over Common Stock equal to $10.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $10.00 per share, plus accumulated and unpaid dividends; is convertible at a "conversion price" of $6.27 per share (divided into the Redemption Price) subject to certain anti-dilution adjustments; and is entitled to one vote per share of Series B Stock on all matters submitted to the stockholders of the Company and will vote with the Common Stock as one voting group or class, and not as a separate voting group or class, except where required by law or except with regard to various amendments to the Company's Articles of Incorporation affecting the Series B Stock or creating another series of preferred stock with rights equal to or greater than the rights of the Series B Stock. In addition, if at any time prior to July 31, 1998, (i) the Company sells all or substantially all of its assets other than in the ordinary course of business, (ii) the Company merges or consolidates with or into another person, (iii) a change of control of the Company occurs or (iv) the Company is liquidated or dissolved, the holders of Series B Preferred Stock will be entitled to a full two years of accumulated dividends in calculating amounts payable upon liquidation, redemption or the number of shares of Common Stock issuable upon conversion, as the case may be. Dividends under the Series B Preferred Stock accrue at the rate of 12% until declared by the Board of Directors. Although no dividend declaration has been made by the Board of Directors, $300,000 of dividends have accrued through September 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB.

Exhibit
Number     Description of Exhibits
-------    -----------------------

3.1 Amended and Restated Articles of Incorporation, as amended through July 31, 1996. (filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement of Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

                         PART II.  OTHER INFORMATION

                            INLAND RESOURCES INC.
                                   ------


Exhibit
Number     Description of Exhibits (cont.)
-------    -------------------------------

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

4.1 First Amendment to Credit Agreement between the Company, IPC, and Trust Company of the West and various affiliated entities dated as of June 12, 1996 (exclusive of all exhibits).*

10.1 Warrant Certificate between the Company and Kyle R. Miller dated May 22, 1996.*

10.2       Warrant Certificate between the Company and John E. Dyer dated
           May 22, 1996.*

10.3 Warrant Certificate between the Company and Bill I. Pennington dated May 22, 1996.*

10.4 Agreement - Option to Purchase Inland's Toiyabe Property, Lander County, Nevada (without exhibits).*

10.5 Swap Agreement dated July 8, 1996 between Inland Production Company and Koch Gas Services Company.*

27.1       Financial Data Schedule required by Item 601 of Regulation S-B.*

----------------------
*          Filed herewith.

(b)        Reports on Form 8-K:

           The Company filed a report on Form 8-K dated October 4, 1996, under
           Item 4, reporting a Change in Registrant's Certifying Accountant.

                             INLAND RESOURCES INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INLAND RESOURCES INC.
                                                 ---------------------
                                                 (Registrant)



Date: November 11, 1996                          By: /s/  Kyle R. Miller
      -----------------                              -----------------------
                                                     Kyle R. Miller
                                                     Chief Executive Officer



Date: November 11, 1996                          By: /s/  Michael J. Stevens
      -----------------                              -----------------------
                                                     Michael J. Stevens
                                                     Controller (Principal
                                                     Accounting Officer)