Form 10KSB
period 1996-12-31
INLAND RESOURCES INC
filed 1997-02-27
CIK 717754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                  For the fiscal year ended December 31, 1996
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (no fee required)

            For the transition period ____________ to _____________

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
YES   X    NO
    -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were: $10,704,463

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of such stock, was $26,046,00 as of January 31, 1997.

At January 31, 1997, the registrant had outstanding 6,312,059 shares of par value $.001 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on April 30, 1997.

Transitional Small Business Disclosure Format (check one):

     Yes           No   X
         -----        -----

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.....................................................  2
         General.....................................................................  2
         Merger with Inland Production Company (formerly known
          as Lomax Exploration Company)..............................................  2
         Mining Operations...........................................................  3
         Sale of Duchesne County Fields..............................................  3
         Acquisition of Federal Leases...............................................  3
         Acquisition of Farmout Wells................................................  3
         Oil and Gas Operations......................................................  4
                Operations...........................................................  4
                Secondary Recovery Enhancement Activities............................  5
                Gas Gathering and Transportation Systems.............................  6
                Markets..............................................................  6
                Regulation...........................................................  6
                Environmental........................................................  7
                Competition..........................................................  8
                Operational Hazards and Insurance....................................  8
                Title to Properties..................................................  8
         Employees...................................................................  8
ITEM 2.  DESCRIPTION OF PROPERTY.....................................................  9
         Oil and Gas.................................................................  9
                Acreage..............................................................  9
                Productive Oil and Gas Wells.........................................  9
                Reserves............................................................. 10
                Volumes, Prices and Production Costs................................. 11
                Drilling Activities.................................................. 12
          Delivery Commitments....................................................... 13
          Other Property............................................................. 13
ITEM 3.   LEGAL PROCEEDINGS.......................................................... 13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 13


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................  13
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................  14
          General...................................................................  14
          Results of Operations Fiscal 1996 Compared to 1995........................  14
                Continuing Operations...............................................  14
                Discontinued Operations.............................................  16
                Extraordinary Loss..................................................  17
          Liquidity and Capital Resources...........................................  17
          New Accounting Pronouncement..............................................  19
          Inflation and Changes in Prices...........................................  19
          Forward Looking Statements................................................  20
ITEM 7.   FINANCIAL STATEMENTS......................................................  20
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.......................................  20

                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K...........................................  20

---------------------------------------------------
*            Incorporated by reference to Proxy Statement.

                             INLAND RESOURCES INC.

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Inland Resources Inc. ("Inland" or the "Company") is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the United States. Substantially all of Inland's property interests are located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. Since its entry into the oil and gas business in 1993, Inland has drilled 118 gross (76 net) wells and consummated two significant property acquisitions. As a result of these successful efforts, the Company has experienced significant growth in proved reserves, production and revenue. At December 31, 1996, the Company's estimated net proved reserves totaled nine million barrels of oil equivalent, having a pre-tax present value discounted at 10% using constant prices of $71.9 million.

     The Company intends to pursue a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Monument Butte Field where the Company operates 151 gross (99.5 net) wells. Inland pioneered the secondary water flood recovery processes used in the Monument Butte Field and currently operates seven of the fourteen approved secondary recovery projects in the area. Budgeted development expenditures for 1997 in the Monument Butte Field are $28 million.

     Inland does not generally intend to pursue exploratory drilling due to the industry's high failure rate and the resulting higher associated finding costs. However, Inland may occasionally drill exploratory wells in certain areas it considers strategic.

     All references to shares of Inland's common stock, par value $.001 per share ("Inland Common Stock" or "Common Stock"), and share prices in this Form 10-KSB have been adjusted to give effect to the 1 for 10 reverse stock split effected June 3, 1996.

MERGER WITH INLAND PRODUCTION COMPANY (FORMERLY KNOWN AS LOMAX EXPLORATION COMPANY)

     Consistent with its strategy of increasing reserves and production through acquisition of existing oil and gas production in developed fields, effective September 21, 1994, Inland acquired by triangular merger (the "Merger") all of the common and preferred stock of Lomax Exploration Company, now known as Inland Production Company ("IPC"), in exchange for 770,451 shares of Inland Common Stock and 107,546 shares of Inland Series A convertible preferred stock, par value $.001 per share (each share of which was convertible into 9.6726 shares of Inland Common Stock) ("Inland Series A Preferred Stock"). Such shares of Inland Common Stock and Inland Series A Preferred Stock were issued pursuant to a registration statement on Form S-4, Commission file no. 33-80392 (the "Form S-4 Registration Statement"), filed with the Securities and Exchange Commission ("Commission") that became effective August 3, 1994, and following approvals of the transactions by the stockholders of both Inland and IPC at special meetings
held August 29, 1994.   The Inland Series A Preferred Stock bore a dividend of
8% per annum on the Redemption Price (defined below); had a liquidation preference over Inland Common Stock equal to $50.00 per share plus any accumulated and unpaid dividends; was redeemable at the option of the Company at a "Redemption Price" equal to $50.00 per share during the first year after the effective date of the Merger, $54.00 per share during the second year and $58.32 per share, plus accumulated and unpaid dividends, during the third year or thereafter; was convertible at a "Conversion Price" of $6.00 per share (divided into the applicable Redemption Price then in effect) subject to certain anti-dilution adjustments; and was initially entitled to elect three of the seven members of the Board of Directors of Inland. On July 31, 1996, Inland delivered notice to the holders of Series A Preferred Stock that

Inland intended to redeem the shares of Series A Preferred Stock in accordance with Inland's Articles of Incorporation, except those shares which the holders elected to convert into Inland Common Stock. The redemption was closed on August 20, 1996. During 1996, 87% of holders elected to convert into 900,831 shares of Inland Common Stock. Inland paid $739,708 to the non-converting holders of the remaining shares of Series A Preferred Stock.

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

MINING OPERATIONS

     On December 30, 1996, Placer Dome U.S. Inc. ("Placer") acquired all of Inland's rights in the Toyiabe Mine, and assumed all past, present and future environmental and reclamation liabilities associated with the Toyiabe Mine. In consideration of the assumption of such liabilities, Inland paid $500,000 to Placer. Upon closing this sale, Inland has divested itself of any remaining business activities related to mining of precious metals. Inland recorded a charge of $30,000 against 1996 revenues relating to this disposition. See Item 6 - "Management's Discussion and Analysis or Plan of Operations --Results of Operations -- Fiscal 1996 Compared to 1995."

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

ACQUISITION OF FEDERAL LEASES

     In November 1995, IPC entered into four oil and gas leases (the "Utah Federal Leases") with the Department of Interior covering 6,200 gross acres (5,861 net acres) located within the Monument Butte Field. The aggregate purchase price for the Utah Federal Leases was $7,157,646, which was paid in cash from funds on hand. Two leases are held by production and provide for payment a royalty of 12.5%, and two leases are held by payment of annual rentals of $2 per acre and will be subject to a 12.5% royalty upon commencement of production. The Utah Federal Leases did not have any producing wells at the purchase date. A portion of the purchase price for the Utah Federal Leases was obtained from a sale on November 6, 1995 by Inland of 1,200,000 shares of Common Stock to Pengo Securities Corp. ("Pengo"), an affiliate of Randall D. Smith, for consideration of $6 million in cash ($5.00 per share). Pengo and Mr. Smith presently beneficially own approximately 3,232,893 shares of Common Stock, or approximately 51.2% of the issued and outstanding shares of Common Stock, and 950,000 shares of Series B Preferred Stock (convertible as of December 31, 1996 into 1,590,910 shares of Common Stock).

ACQUISITION OF FARMOUT WELLS

     Effective July 1, 1995, Randall D. Smith ("Smith"), Inland and IPC, entered into a Farmout Agreement pursuant to which IPC agreed to farmout to Smith 40-acre drill sites and Smith agreed to expend approximately $6,800,000 to drill wells on such drill sites between July 1, 1995 and December 31, 1995. Pursuant to the Farmout

Agreement, 21 wells were drilled and funded by Smith, 20 of which were producing wells and one of which was a dry hole. IPC earned a supervisory fee of $25,000, proportionately reduced to IPC's working interest ownership in the drill site, for each well drilled, for an aggregate of $326,178 in supervisory fees in 1995. The Farmout Agreement provided that Smith would reconvey the drill sites to IPC once Smith had recovered from production an amount equal to 100% of his expenditures, including supervisory fees and severance and production taxes, plus an additional sum equal to an annual 22% rate of return on all such sums expended by Smith ("Payout"). On November 22, 1995, Inland, IPC and Smith entered into an Option Agreement pursuant to which Smith granted to IPC the option to reacquire the drill sites on March 10, 1997 by issuing that number of shares of Common Stock valued at $5.00 per share, which, based upon such valuation, would equal the amount necessary for Smith to achieve Payout. If Inland and IPC failed to exercise such option, Smith was given an option, exercisable prior to expiration of the third business day following March 10, 1997, to purchase that number of shares of Inland Common Stock which, based on a valuation of $5.00 per share, would equal an amount that would cause Smith to achieve Payout. In the event Smith elected to purchase such shares, Inland agreed to register the shares upon Smith's request and to pay all expenses of such registration. Prior to June 1, 1996, Smith transferred a portion of his interests in the farmout wells, the Farmout Agreement and Option Agreement to Jeffrey A. Smith, and John W. Adams (collectively, with Smith, the "Farmout Stockholders"). The Farmout Stockholders transferred all of said interests to Farmout Inc. ("Farmout") prior to June 1, 1996.

     On June 12, 1996, Smith Management Company, Inc. ("Smith Management") (an affiliate of Smith), Farmout, the Farmout Stockholders, Inland and IPC entered into an agreement (the "Purchase Agreement") pursuant to which the Farmout Stockholders transferred one hundred percent (100%) of the outstanding capital stock of Farmout to Inland in exchange for 1,309,880 shares (the "Farmout Shares") of Inland Common Stock, with such transfer to be effective June 12, 1996, but with the Farmout Shares not to be delivered by Inland to the Farmout Stockholders until January 2, 1997. The effect of the Purchase Agreement was to accelerate the March 10, 1997 acquisition date for the 20 producing wells which IPC had the right to acquire under the Option Agreement. Consequently, Inland has, through its acquisition of the outstanding stock of Farmout, indirectly
acquired these wells.   Inland also has agreed to register the Farmout Shares
upon the request of the Farmout Stockholders and to pay all expenses of such registration.

OIL AND GAS OPERATIONS

     OPERATIONS. Presently, all oil and gas acreage, wells, gas gathering systems, water delivery systems and other oil and gas related tangible assets
are owned by IPC.   IPC serves as operator for the drilling, completion and
operation of the majority of wells in which it has an interest within the Monument Butte Field. John E. Dyer, Vice President and Chief Operating Officer of Inland, evaluates drilling, exploration, reworking and secondary recovery enhancement operations for the Company. Field operations of the Company are performed from a production office located in Roosevelt Utah.

     On September 21, 1994, IPC entered into a Loan Agreement with JEDI to provide nonrecourse financing for the development of the IPC oil and gas properties (the "IPC Loan Agreement"). The IPC Loan Agreement was paid in full by IPC from the proceeds of a Credit Agreement (the "TCW Loan Agreement") dated November 29, 1995, as amended June 12, 1996, between IPC, Inland, Trust Company of the West and affiliated entities (collectively, "TCW"), which provides a recourse loan facility to IPC of up to $25 million for development of its oil and gas properties.

     IPC drew down an initial $5 million under the TCW Loan Agreement on November 29, 1995, of which $4,123,500 was used to repay the IPC Loan Agreement, $400,000 was used to pay closing costs associated with the TCW Loan Agreement and $476,500 was used for working capital. During 1996, $16.5 million of the $20.0 million of remaining loan availability was drawn down to fund IPC's development drilling program in the Monument Butte Field. TCW extended the term of its loan commitment and IPC borrowed the remaining $3.5 million of loan availability on February 18, 1997. The TCW Loan Agreement bears interest at a rate of 10% per annum. Interest is payable quarterly, commencing March 27, 1996, and minimum payments of principal will be required quarterly, commencing in March 1997, in the following amounts per quarter: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001, $750,000 in
2002, $425,000 in 2003, and $350,000 in 2004, with the final payment being due and payable on December 31, 2004. Commencing in March 1997, additional principal payments may be due under certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement.

In addition to these payments, IPC granted TCW an equity yield enhancement in the form of an initial 7% overriding royalty interest, proportionately reduced by IPC's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equals 16% on the aggregate amounts advanced to IPC under the TCW Loan Agreement, at which time it reduces to 3%, proportionately reduced by IPC's working interest in the oil and gas properties, until TCW's internal annual rate of return equals 22%. IPC paid a loan commitment fee of $250,000 upon closing of the TCW Loan Agreement. The TCW Loan Agreement also subjects the Company to penalties if the loan is prepaid prior to November 29, 1997. IPC is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions to Inland without TCW's prior written consent. The TCW Loan Agreement is collateralized by IPC's interest in substantially all of its oil and gas and other properties. At December 31, 1996, IPC had borrowed $21.5 million under the TCW Loan Agreement. Inland has also guaranteed repayment of all amounts advanced under the TCW Loan Agreement together with accrued interest thereon, and Inland may not pay any dividends or make other distributions to its stockholders without TCW's prior written consent (consent has been given for the payment of stock dividends on Inland's Series B Preferred Stock).

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

     SECONDARY RECOVERY ENHANCEMENT ACTIVITIES. Inland presently engages in secondary recovery enhancement operations in the Monument Butte Field through water flooding. Water flooding consists of drilling a water injection well or converting an existing producing well into a water injection well and then pumping volumes of water at acceptable pressures and injection rates into the well and into the oil producing horizons of the reservoir to maintain higher reservoir pressures and increase production in other producing wells connected to that reservoir. The repressurization process may take months or years depending on the level of reservoir depletion through prior production. IPC proved that the geology of certain portions of the Monument Butte Field is susceptible to such flooding techniques.

     IPC has been engaged in secondary recovery water flood operations in the Monument Butte Field since 1987 and currently has seven approved water flood units or areas; the Monument Butte Unit, the Gilsonite Unit, the Travis Unit, the Boundary Unit, the Ashley Unit, the Monument Butte Northeast Area and the Monument Butte East Unit. IPC continued development of water flood operations in 1996 by initiating injection in nine wells, four of which were drilled during 1996. At December 31, 1996, IPC had 25 wells injecting an aggregate of 2,000 barrels of water per day. During 1996, the Company also purchased or installed over 58 miles of water pipelines to handle low pressure water delivery and high pressure water injection and built two new injection plants. IPC has experienced stabilized or increasing production in many wells neighboring its water injection operations and intends to continue to aggressively develop secondary recovery water flood operations by extending infrastructure and initiating injection in as many as 20 wells in the Monument Butte Field during 1997.

     On January 12, 1989, IPC entered into an agreement (amended on October 30,
1996) with the Johnson Water District to take up to 12,000 barrels of water per day ("BWPD"), subject to availability, from their water pipeline to provide water for IPC's water flood injection operations in the Monument Butte Field until such time as IPC terminates the agreement. IPC also purchases approximately 400 BWPD from a neighboring operator for injection operations in the Gilsonite Unit. During February 1996, IPC successfully drilled a water source well in the Boundary Unit capable of supplying 500 barrels per day of injection quality water. Inland believes that the agreement with the Johnson Water District, excess capacity from neighboring operators and existing groundwater sources will provide sufficient water to facilitate significant water flood operations.

     In October 1992, IPC and the U. S. Department of Energy ("DOE") signed a three year cooperative agreement to further develop oil production and reserves in the Monument Butte Field by using secondary water flood recovery. The agreement was a cost sharing program pursuant to which the DOE reimburses IPC and its working interest partners 41.5% of the total project expenditures. Total project expenditures were $4.4 million, of which the DOE's share was approximately $1.8 million. As of December 31, 1996, all expenditures under this program were incurred, and substantially all reimbursements from the DOE were received. IPC has also contracted with the University of Utah to conduct certain research for IPC regarding its water flood techniques.

     GAS GATHERING AND TRANSPORTATION SYSTEMS. During 1996, IPC installed a gas gathering, transportation and compression system consisting of approximately 60 miles of pipeline and four gas compression and dehydration units. IPC also owns an undivided 83.86% partnership interest in the West Monument Butte Pipeline Company, which owns the "Travis Unit" gas gathering and transportation system. Utilizing these systems, IPC now collects and markets a substantial portion of its operated gas production.

     MARKETS. The availability of a ready market and the prices obtained for IPC's oil and gas depend on many factors beyond IPC's control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on IPC's proved reserves, revenues, profitability and cash flow, although the Company has mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term for the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. The posted field price ranged from $17.00 to $24.75 during 1996 and $16.50 to $20.00 during 1995, and was $23.50 per barrel on December 31, 1996. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be processed. The Company is conducting discussions with each refinery to inform them of the outlook for Black Wax production in this region such that they can propose solutions to existing plant configurations. While the outcome of these talks is unknown, the Company expects to negotiate a long-term marketing arrangement that will be beneficial to the Company. Until such an arrangement is reached and the refinery modifications are accomplished there may be short-term downward pressure on Black Wax pricing.

     The natural gas produced by IPC not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.10 to $3.93 during 1996 and $1.00 to $1.87 per Mcf of gas during 1995, and was $3.93 at December 31, 1996. All spot market sales during 1996 were made to Wasatch Energy Corporation.

     Pursuant to certain gas purchase agreements entered into with Interline Resources Corporation ("Interline"), IPC has dedicated its gas production from the "Monument Butte Unit", the "Monument Butte East Unit", the "Boundary Unit", and the "Gilsonite Unit" to Interline until October 31, 1997 and thereafter on a year to year basis until either party cancels the contract upon 180 days' notice. IPC intends to cancel this gas purchase agreement and gather and transport this gas using its own gas gathering and transportation system effective October 31, 1997. IPC is paid for gas sold to Interline in the amount by which the price received by Interline for its gas resales exceeds $1.65 per MMBTU. If the price received by Interline exceeds $3.30 per MMBTU, then IPC and Interline share in the proceeds above $3.30 MMBTU on a 50/50 basis. The price of gas under this contract has not exceeded $1.65 per MMBTU for the last three years.

     Prior to April 1, 1996, Interline compressed and marketed the "Travis Unit" gas production. Commencing April 1, 1996, IPC began to compress and market the gas produced from the "Travis Unit" using its own gathering and transportation system.

     During 1996 and 1995, Inland and IPC (on a combined basis) sold approximately 0% and 21%, respectively, of their combined oil production to EOTT Energy Corporation, and approximately 100% and 78%, respectively, to Chevron U.S.A. They sold approximately 0% and 58%, respectively, of their combined gas production to Grand Valley Gas Company, approximately 5% and 95%, respectively, to Interline, and approximately 95% and 0%, respectively, to Wasatch Energy Corporation. Inland believes that the loss of either Chevron, Wasatch or Interline as a purchaser of its production would not have a material adverse effect on its results of operations due to the availability of other purchasers in the area.

     REGULATION. IPC's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases IPC's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted, Inland is unable to predict the future cost or impact of complying with such laws. These laws and regulations include state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Inland may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

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

     The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the requirements and reporting set forth in OSHA workplace standards. The Company provides safety training and personal protective equipment to its employees.

     The Company's operations involve the injection of water into the subsurface. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, such as the Company, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator. The Company has obtained such permits for the Class II wells it operates.

     During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") relating to the future impact of proposed drilling on plants, wildlife, soil and air quality within certain areas of the Monument Butte Field. Due to this process, the Company reduced its activities on these lands during the last six months of 1996 and January 1997 pending issuance of the EA by the BLM. The formal Record of Decision relating to the EA was issued by the BLM on February 3, 1997. The Company believes it will be able to comply with the Record of Decision without causing a material impact on its future drilling plans in the Monument Butte Field.

     COMPETITION. Many companies and individuals are engaged in the oil and gas business. Inland is faced with strong competition from major oil and gas companies and other independent operators attempting to acquire prospective oil and gas leases, producing oil and gas properties and other mineral interests. Some competitors are very large, well-established companies with substantial capabilities and long earnings records. Inland may be at a disadvantage in acquiring oil and gas prospects since it must compete with individuals and companies which have greater financial resources and larger technical staffs than Inland.

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

     IPC maintains insurance of various types to cover its operations. IPC is also required under various operating agreements to maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and to name others as additional insureds thereunder. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Inland's financial condition and results of operations. Moreover, no assurances can be given that IPC will be able to maintain adequate insurance in the future at rates it considers reasonable.

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

EMPLOYEES

     At January 31, 1997, the Company had 45 employees, consisting of four executive officers, 16 clerical and administrative employees and 25 field operations staff.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

OIL AND GAS

     ACREAGE. The following table reflects the developed and undeveloped acreage that IPC held as of December 31, 1996:


                                Developed Acreage/(1)//(2)/        Undeveloped Acreage/(1)//(3)/
                                ---------------------------        -----------------------------
                                Gross                  Net          Gross                  Net
        Location                Acres                 Acres         Acres                 Acres
        --------                -----                 -----         -----                 -----
        Utah                    6,258                 4,901         39,445                25,961
        Wyoming/(4)/               40                    32          8,922                 8,720
        Other                      40                     3            600                    54
                                ------                -----         ------                ------
            Total               6,338                 4,936         48,967                34,735
                                ======                =====         ======                ======

------------------------

(1) A gross acre is an acre in which IPC holds any working interest without adjustment to reflect the actual percentage interest held therein by IPC. Net acres is the sum of the actual percentage working interest owned by IPC in gross acres.

(2) Developed acreage is acreage included in the spacing unit for or assignable to productive wells.

(3) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes 34,970 gross (22,103 net) acres held by production at December 31, 1996.

(4) As of December 31, 1996, there were no producing oil or gas wells on the Company's Wyoming acreage and the Company had no reserves attributed to such acreage.

------------------------

As of January 31, 1997, the undeveloped acreage not held by production involves 122 leases with remaining terms of up to 10 years, with leases covering approximately 800 net acres expiring in 1997. IPC intends to renew expiring leases in areas considered to have good development potential. IPC also intends to continue to pay delay rentals and minimum royalties necessary to maintain a lease (an expense of approximately $24,000 in 1997), in the event IPC decides to develop the acreage subject to such lease prior to expiration of the lease term. To the extent that wells cannot be drilled in time to hold a lease which IPC desires to retain, IPC may negotiate a farm out arrangement of such lease retaining an override or back-end interest.

     PRODUCTIVE OIL AND GAS WELLS. The following table reflects the number of productive oil and gas wells in which IPC held a working interest as of December 31, 1996:



                                        Productive Wells/(1)/
                                    -----------------------------
                               Gross/(2)/                      Net/(2)/
                        -------------------------       ----------------------
                                          Water                          Water
        Location        Oil/(1)/        Injection        Oil/(1)/      Injection
        --------        -------         ---------        -------       ---------
        Utah              145              25             101.5            16
        Other               2              -                 .5            -
                        -------         ---------        -------       ---------
           Total          147              25               102            16
                        =======         =========        =======       =========

------------------------
(1) Productive wells are producing wells or wells capable of production. Multiple completions have been counted as one well. Substantially all of the wells have multiple completions, and all of the wells include both oil completions and gas completions. However, pursuant to the rules of the Securities and Exchange Commission ("Commission"), all wells are shown as oil wells since one of the multiple completions in each well is an oil completion. IPC is an operator of 151 gross wells (99.5 net) and a non-operator with respect to 21 gross (2.5 net) wells.

(2) A gross well is a well in which IPC holds a working interest, without adjustment to reflect the actual percentage interest held therein by IPC. Net wells represent the sum of the actual percentage working interests owned by IPC in gross wells at December 31, 1996.

------------------------

     RESERVES. The following tables set forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net cash inflows (by reserve categories) discounted to present value at an annual rate of 10%. Future income tax expenses have not been taken into account in estimating future net cash inflows. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, an independent reservoir engineer. The review by Ryder Scott Company consisted of properties which comprised approximately 83% of the total present worth of future net income discounted at 10% as of December 31, 1996. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company; however, on a well by well basis, differences of greater than 10% may exist. See, also, the Supplemental Oil and Gas Disclosures appearing on pages F-17 through F-19 of this Form 10-KSB.

     Net proved reserves at December 31, 1996:


                                Proved Developed            Proved Undeveloped            Total Proved
                                ----------------            ------------------            ------------
Location                        Oil          Gas            Oil            Gas         Oil           Gas
--------                      (MBbls)*     (MMcf)*        (MBbls)*       (MMcf)*     (MBbls)*      (MMcf)*
                              --------     -------        --------       -------     --------      -------
Utah/(1)/                       4,385       5,409           2,927          4,779        7,312       10,188
                                =====       =====           =====          =====        =====       ======

----------------

* "MBbls" means one thousand barrels and "Bbls" means barrels, "MMcf" means one million cubic feet of gas and "Mcf" means one thousand cubic feet of gas.

(1)  The Company has no proven reserves in any other location.

----------------
     Discounted future net cash inflows before income taxes at December 31, 1996:

Location                         Proved Developed            Proved Undeveloped            Total Proved
--------                         ----------------            ------------------            ------------
Utah                                 $54,206,000                  $17,700,000              $71,906,000
                                     ===========                  ===========              ===========

     Future net cash inflows from reserves at December 31, 1996 were calculated on the basis of average prices in effect on that date combined with the effects of hedging agreements and approximated $22.52 per barrel of oil and $4.50 per
Mcf of gas.   The value of the estimated proved gas reserves are net of a deduction for normal shrinkage and for natural gas estimated to be required to power future field operations.

     The future net revenue attributable to the Company's estimated proved undeveloped reserves at December 31, 1996, and the $17.7 million value thereof, have been calculated assuming the Company will expend approximately $32 million to develop these reserves during 1997 and 1998. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital.

     The foregoing estimated pretax discounted future net cash inflow figures relate only to the reserves tabulated above. The estimates were prepared without consideration of income taxes and indirect costs such as interest and administrative expenses, and are not to be construed as representative of the fair market values of the properties to which they relate.

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to its estimated proved reserves that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to IPC, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     No major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of IPC's proved reserves since January 1, 1997.

     No estimates of total proven net oil and gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

      VOLUMES, PRICES AND PRODUCTION COSTS. The following table sets forth on an actual basis certain information regarding the production volumes of, average sales prices received for, and average production costs for the sales of oil and
gas by the Company.   Average sales prices have been computed without
consideration for the effects of hedging transactions. See, also, the Supplemental Oil and Gas Disclosures appearing on pages F-17 through F-19 of this Form 10-KSB.



                                           Year Ended December 31,
                                      ---------------------------------
                                        1996        1995         1994
                                      --------    --------      -------
Net Production:...........
 Oil (Bbls)...............             501,908     104,564       46,089
 Gas (Mcf)................             710,436     108,927      170,925
   Total (BOE*)...........             620,314     122,718       74,577
Average Sale Price:.......
 Oil (per Bbl)............            $  20.18    $  17.10     $  16.09
 Gas (per Mcf) (1)........            $   1.56    $   1.21     $   1.78
Average Production Cost:
 ($/BOE) (2)..............            $   2.31    $   8.23     $  12.27

------------------

* "BOE" means equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(1)  Includes natural gas liquids.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.
-------------------


  DRILLING ACTIVITIES. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 1996, 1995 and 1994.



                                                Year Ended December 31,
                            ----------------------------------------------------------------
                                    1996                    1995                1994
                            ---------------------   ---------------------   ----------------
                            Gross/(1)/   Net/(1)/   Gross/(1)/   Net/(1)/   Gross   Net/(1)/
                            ---------    -------    ---------    -------    -----   --------
Development wells:
------------------
   Oil/(2)/...............      57        50.1         33         6.8         9       4.9
   Water Injection........       4         2.8          1          .2         -         -
   Dry....................       2         2.0          1                     2        .9
                               ---        ----       ----       -----       ---       ---
                                63        54.9         35         7.0        11       5.8
     Total................     ===        ====       ====       =====       ===       ===

Exploratory wells:
--------------------
   Oil/(2)/...............       -           -          4         3.9         -         -
   Dry....................       1           1          1           1         3         2
                               ---        ----       ----       -----       ---       ---
                                 1           1          5         4.9         3         2
     Total................     ===        ====       ====       =====       ===       ===

Total wells:
------------
   Oil/(2)/...............      57        50.1         37        10.7         9       4.9
   Water Injection........       4         2.8          1          .2         -         -
   Dry....................       3         3.0          2           1         5       2.9
                               ---        ----       ----       -----       ---       ---
                                64        55.9         40        11.9        14       7.8
     Total................     ===        ====       ====       =====       ===       ===

---------------------------

(1) 1995 development wells gross column includes the drilling of 21 wells under the Farmout Agreement. Since the Company had no working interest in the Farmout wells at December 31, 1995, these wells are not included in the 1995 development wells net column. On June 12, 1996, IPC acquired the working interest in the 20 producing wells drilled under the Farmout Agreement.

(2) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Commission each well is classified as an oil well.

---------------------------

     The information contained in the foregoing table should not be considered indicative of future drilling performance nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by IPC.

     The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate or footage basis under standard drilling contracts. From December 31, 1996 to January 31, 1997, IPC drilled one gross (one net) development oil well.

DELIVERY COMMITMENTS

     Approximately 30% of the natural gas produced by the Company at December 31, 1996 was subject to gas purchase agreements with Interline Resources Corporation ("Interline"). See Item 1 -- "Description of Business --Markets" for a discussion of these contracts. The Company is not obligated to deliver a fixed quantity of natural gas under such contracts, but is required to deliver all of its production from the wells, net of lease fuel used, subject to such contracts.

     The Company has also entered into various price protection agreements to hedge against volatility in crude oil prices and to help insure the repayment of indebtedness. These agreements are discussed at Item 6 -- "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."


OTHER PROPERTY

     The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 9,500 square feet pursuant to a lease which expires in June 2000 and provides for a rental rate of $10,354 per month .

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock is quoted on the National Association of Securities Dealer's Automated Quotation System ("NASDAQ"). The ticker symbol is "INLN". On January 21, 1997, the Company filed an application for approval of the Common Stock for quotation on the NASDAQ National Market System, which application is pending.

     As of January 31, 1997 there were 512 holders of record of the Company's Common Stock and two holders of the Company's Series B Preferred Stock. The following table sets forth the range of high and low bid prices as reported by NASDAQ for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                1996                    1995
                                ----                    ----
                          High Bid  Low Bid      High Bid  Low Bid
                          --------  -------      --------  -------
        First Quarter       $5.00     $3.75       $5.31    $3.13

        Second Quarter       9.38      3.75        4.69     3.13

        Third Quarter        7.94      5.50        5.63     3.75

        Fourth Quarter       9.25      6.13        5.63     4.38


     The above prices have been adjusted to reflect a 1 for 10 reverse split of the Common Stock that occurred on June 3, 1996.

     Inland has not paid cash dividends on Inland's Common Stock during the last two years and the Board of Directors of Inland does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on Inland's Series B Preferred Stock. Until redeemed by the Company, the 1,000,000 outstanding shares of Series B Preferred Stock bears a 12% dividend per annum, which equals an annual dividend of $1,200,000 as long as all 1,000,000 shares are outstanding. These dividends accumulate and are payable in full prior to any distributions on Common Stock. Additionally, if at any time prior to July 31, 1998 the Company merges, sells all or substantially all of its assets, dissolves or experiences a change of control, the holders of Series B Preferred Stock are entitled to dividends for the full two year period expiring July 31, 1998. Each holder of Series B Preferred Stock may, at its option, elect to take dividends in the form of shares of Inland Common Stock, rather than cash, at an initial "conversion price" of $6.27 per share (subject to anti-dilution adjustments for certain events relating to the Common Stock). Each holder of Series B Preferred Stock has presently elected to take dividends in Common Stock, subject to their right to change such election upon six months' advance notice. During 1996, 79,745 shares of Common Stock were accrued for issuance as dividends, and no dividends on Series B Preferred Stock were accumulated or in arrears at December 31, 1996. Inland Series B Preferred Stock is redeemable at any time by Inland by payment of a redemption price of $10.00 per share, unless converted by the holder of Series B Preferred Stock.

     The TCW Loan Agreement expressly prohibits Inland from paying any cash dividends on Common Stock or Series B Preferred Stock while any amounts owing under the TCW Loan Agreement remain unpaid, unless TCW consents to such dividend. Likewise, the TCW Loan Agreement prohibits Inland from redeeming or repurchasing any shares of Common Stock or Series B Preferred Stock without TCW's prior consent. TCW has consented to the issuance of Common Stock as payment of the dividends accruing on the Series B Preferred Stock, but not cash dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

     Effective March 1, 1993, Inland Resources Inc. (the "Company") acquired an undivided 50% interest in certain oil and gas leases and other assets located in Duchesne County, Utah (the "Duchesne County Fields"). Since the purchase of the Duchesne County Fields, the Company's business emphasis has been oil and gas development and production. The Company's mining operations were limited to closure of the Toiyabe Mine until December 30, 1996, when the Toiyabe Mine was sold.

     Effective September 21, 1994, the Company acquired all the outstanding common and preferred stock of Lomax Exploration Company, now known as Inland Production Company ("IPC"). IPC is engaged in oil and gas development and production activities in the Monument Butte Field in Northeastern, Utah. IPC operates as a wholly-owned subsidiary of the Company. Effective July 1, 1995, the Company sold its undivided interest in the Duchesne County Fields. As a result, the Company is now focused on the development of the Monument Butte Field where the Company controls operations for the majority of its holdings and has a significant infrastructure in place to conduct water flood operations. In November 1995, the Company further increased its position in the Monument Butte Field by entering into four oil and gas leases (the "Utah Federal Leases") covering 6,200 gross acres (5,861 net acres); and on June 12, 1996 the Company acquired working interests in an additional 20 wells in the Monument Butte Field pursuant to the acquisition of Farmout Inc.

RESULTS OF OPERATIONS- FISCAL 1996 COMPARED TO 1995

     CONTINUING OPERATIONS. Effective July 1, 1995, the Company sold the Duchesne County Fields and effective June 1, 1996, the Company acquired the 20 Farmout wells. Accordingly, the results of operations for 1995 include only six months of activity from the Duchesne County Fields and no activity from the 20 Farmout Wells, while the results of operations for 1996 include seven months of activity from the 20 Farmout wells and no activity from the Duchesne County Fields.

     Oil and gas sales - Oil and gas sales during 1996 exceeded the previous year by approximately $8.8 million or 462%. The increase was primarily attributable to increased oil and gas sales volumes in the Monument Butte Field and increased average oil sales prices. The increase in oil and gas sales volumes in the Monument Butte Field are attributable to the acquisition of the 20 Farmout wells in 1996 and the 57 oil and gas wells that IPC drilled and put on production during 1996. Oil sales as a percentage of total oil and gas sales was 89% and 93% in 1996 and 1995, respectively. Crude oil is expected to continue as the predominant product produced from the Monument Butte Field.

     As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $535,000 and $15,500 during 1996 and 1995, respectively, due to the recognition of hedging contract settlement losses and contract purchase cost amortization.

     Management fees - As further discussed in "Liquidity and Capital Resources" below, during 1995 the Company entered into a Farmout Agreement with a significant stockholder (the "Farmee"). The Farmout Agreement required the Farmee to pay the Company a management fee of $25,000 per well, proportionately reduced to the Farmee's interest and net of COPAS drilling overhead charges, as reimbursement to the Company for land, geological, engineering and accounting services. Management fees represent the reimbursement for the 21 wells drilled under the Farmout Agreement in 1995. No additional wells were drilled under the Farmout Agreement in 1996. The Company acquired the 20 producing wells drilled under the Farmout Agreement on June 12, 1996.

     Lease operating expenses - Lease operating expense increased $425,000 or 42% between periods due to the increased number of producing wells in the Monument Butte Field and the cost of operating the Company's gas gathering, compression and transportation system. On a consolidated basis, lease operating expense per barrel of oil equivalent ("BOE") decreased from $8.23 in 1995 to $2.31 in 1996. The reduction of lease operating expenses within the Monument Butte Field is the result of an effort to eliminate unnecessary labor and material charges in conjunction with increased production levels which allows for more efficient operating procedures and wider allocation of fixed costs. The sale of the Duchesne County Fields has also contributed to the reduction of lease operating expenses.

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

     Lease operating expense in the Monument Butte Field benefits from certain gas transportation contracts. Under the terms of the contracts, the Company is allowed to use natural gas produced from the Monument Butte, Gilsonite and Boundary Units to power field operations throughout the Monument Butte Field. As a result of this provision, the Company does not recognize lease operating expense for natural gas used as lease fuel since their is no charge to the Company for such usage and, if sold, the related gas proceeds would not inure to the benefit of the Company. The Company estimates the amount of natural gas used as lease fuel, net to the Company's interest, was 195,000 Mcf and 66,000 Mcf during 1996 and 1995, respectively. The Company does not currently intend to renew the contracts when they expire. After expiration of the contracts, natural gas production from these areas will be the property of the Company causing natural gas used as lease fuel to reduce natural gas sales.

     Production taxes - Production taxes as a percentage of sales decreased from 7% in 1995 to 5.4% in 1996. The decrease was caused by the sale of the Duchesne County Fields where the effective production tax rate was 12.6%, compared to an average of 5.4% for the Monument Butte Field. The higher tax rate for the Duchesne County Fields is due to their location on the Reservation of the Ute Indian Tribe where an additional Ute Indian severance tax is imposed. In addition, new wells drilled by the Company in Utah are allowed a six month exemption from state severance taxes.

     Exploration and impairment - Exploration and impairment expense in 1996 and 1995 represents the Company's share of costs to retain unproved acreage and drilling costs related to one uneconomic exploration well in each year. In addition, during 1995 the Company recorded an impairment charge of $263,000 on a Wyoming property.

     Depletion, depreciation and amortization - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a decreased average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge and varies based on proved reserves of the Company. The average depletion rate was $5.17 per BOE during 1996 and $5.80 per BOE during 1995. The decrease between years was due to the positive effect of the 1996 drilling program and the sale of the Duchesne County Fields. Based on the December 31, 1996 estimated proved reserves, the Company's depletion rate entering 1997 is $5.65 per BOE.

     General and administrative, net - General and administrative expense increased $334,000 on a net basis between years. General and administrative expense is reported net of operator fees and reimbursements which were $1,938,000 and $1,105,000 during 1996 and 1995, respectively. The increase in reimbursements is primarily a function of the level of operated drilling activity. During 1996, the Company drilled 64 wells, and during 1995, the Company drilled 32 wells. Gross general and administrative expense increased from $2,440,000 in 1995 to $3,608,000 in 1996. The increase is related to increased salaries, payroll taxes and employee benefits as the Company's employee base grew from 22 employees at January 1, 1995 to 45 employees at December 31, 1996. The increase in employees was required to operate and administrate the 1995 and 1996 drilling programs. The remaining increase is associated with the cost of operating with a larger employee base.

     Interest expense - Borrowings during 1996 have averaged approximately $15 million at an average effective interest rate of 11%. Borrowings during 1995 averaged approximately $4 million at an average effective interest rate of 18%. The change in the effective interest rate resulted from the debt refinancing performed on November 29, 1995, as further explained in "Liquidity and Capital Resources", below.

     Other income - Other income in 1996 and 1995 primarily represents interest earned on the investment of surplus cash balances.

     Gain on sale of Duchesne County Fields - As previously stated, the Company sold the Duchesne County Fields effective July 1, 1995. After netting the financial impact of the transaction, the Company reported an $850,000 gain on sale.

     Loss on Disposal of Discontinued Operations - As previously stated, and as noted below, the Company sold the Toiyabe Mine on December 30, 1996, and reported a loss of $30,000 on sale. In 1995, the Company increased its reclamation reserve and recorded a charge to operations of $500,000 due to changes in the estimate of labor, materials and holding costs required to fully reclaim the Toiyabe Mine.

     Income taxes - In 1996 and 1995, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

     DISCONTINUED OPERATIONS. Effective December 30, 1996, the Company sold the Toiyabe Mine and has completely divested itself of any remaining business activities related to the mining of precious metals. As further explained in
Note 3 to the consolidated financial statements, the Company classifies all mining operations as discontinued operations. During 1996 and 1995, the Company focused reclamation activities on recontouring and revegetating certain disturbed land areas, lowering constituent levels in leachate solution and certain other miscellaneous tasks. Costs incurred in performing these operations were $129,000 and $434,000 in 1996 and 1995, respectively. Placer Dome U.S. Inc. ("Placer") purchased the Toiyabe Mine from the Company and assumed responsibility for all past, present and future environmental and reclamation activities, liabilities and expenses. The Company paid Placer $500,000 in consideration of the assumption of such responsibilities. As a result, the Company has no future liability for the Toiyabe Mine, unless Placer fails to honor its agreement with the Company to assume and pay such liabilities.

     EXTRAORDINARY LOSS. On November 29, 1995, the Company refinanced an existing obligation collateralized by the Monument Butte Field. Unamortized debt issue costs of $215,926 associated with the refinanced debt was written off as an extraordinary loss as required by Statement of Financial Accounting Standards No. 4 .

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Holdings - During 1996, the Company's unrestricted cash and cash equivalents increased $7.1 million and working capital increased $6.8 million. The increases were caused by the Company's sale of $10 million of Series B Preferred Stock which closed on July 31, 1996. The timing of advances under the TCW Loan Agreement and payment of drilling obligations also impact the Company's cash and working capital positions. The Company is required to cover net general and administrative expenses, lease operating expenses, production taxes, undeveloped acreage holding costs, discretionary capital expenditures and principal and interest payments out of cash generated from operations and its current cash holdings. The Company believes that cash sources and holdings will be sufficient to cover such costs and payments and meet its working capital needs through 1997.

     TCW Loan Agreement - On November 29, 1995, the Company entered into a Credit Agreement (as amended June 12, 1996) (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility to the Company of up to $25 million for the development of the Monument Butte Field. The Company drew down $5 million initially and used the proceeds to repay $4,123,500 due under an existing obligation collateralized by the Company's properties in the Monument Butte Field and to pay $400,000 of closing costs associated with the TCW Loan Agreement, with the balance of funds increasing working capital. During 1996, $16.5 million of the $20 million of remaining loan availability was drawn down to fund the Company's development drilling program in the Monument Butte Field. The TCW Loan Agreement bears interest at a rate of 10% per annum. Interest is payable quarterly, commencing March 27, 1996, and minimum payments of principal will be required quarterly, commencing in March 1997, in the following amounts per quarter: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000
in 2000, $1,200,000 in 2001, $750,000 in 2002, $425,000 in 2003, and $350,000 in
2004, with the final payment being due and payable on December 31, 2004. Commencing in March 1997, additional principal payments may be due under certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement. In addition to these payments, the Company granted TCW an equity yield enhancement in the form of an initial 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equals 16% on the aggregate amounts advanced under the TCW Loan Agreement, at which time it reduces to 3%, proportionately reduced by IPC's working interest in the oil and gas properties, until TCW's internal annual rate of return equals 22%. The TCW Loan Agreement also subjects the Company to penalties if the loan is prepaid prior to its second anniversary date of November 29, 1997. The Company paid a loan commitment fee of $250,000 upon closing of the TCW Loan Agreement. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions to stockholders without TCW's prior written consent (consent has been given for the payment of stock dividends on Inland's Series B Preferred Stock). The TCW Loan Agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties. At December 31, 1996, the Company had borrowed $21.5 million under the TCW Loan Agreement.

     Subsequent to December 31, 1996, TCW extended the term of its loan commitment to February 18, 1997 and the Company borrowed the $3.5 million of remaining loan availability. The Company believes the additional advance, combined with cash generated from operations and cash holdings, after working capital needs are met, will allow the Company to fund approximately $23 million of its $28 million 1997 budgeted capital expenditures. The Company anticipates funding the shortfall through sales of equity or debt of the Company or through traditional borrowing facilities, but if it is unable to obtain funding from such sources the Company will be required to modify its 1997 development program.

     During 1996, the Company used borrowings and working capital to further develop its properties in the Monument Butte Field. The Company incurred exploration and development expenditures of $23 million during 1996 for its share of the cost to drill 63 development wells, one exploratory well, convert nine wells to water injection and install 58 miles of water delivery and injection pipelines and 60 miles of gas gathering and transportation pipelines.

     Farmout Acquisition - Effective July 1, 1995, Randall D. Smith ("Smith"), Inland and IPC, entered into a Farmout Agreement pursuant to which IPC agreed to farmout to Smith 40-acre drill sites and Smith agreed to expend approximately $6,800,000 to drill wells on such drill sites between July 1, 1995 and December 31, 1995. Pursuant to the Farmout Agreement, 21 wells were drilled and funded by Smith, 20 of which were producing wells and one of which was a dry hole. IPC earned a supervisory fee of $25,000, proportionately reduced to IPC's working interest ownership in the drill site, for each well drilled, for an aggregate of $326,178 in supervisory fees in 1995. The Farmout Agreement provided that Smith would reconvey the drill sites to IPC once Smith had recovered from production an amount equal to 100% of his expenditures, including supervisory fees and severance and production taxes, plus an additional sum equal to an annual 22% rate of return on all such sums expended by Smith ("Payout"). On November 22, 1995, Inland, IPC and Smith entered into an Option Agreement pursuant to which Smith granted to IPC the option to reacquire the drill sites on March 10, 1997 by issuing that number of shares of Common Stock valued at $5.00 per share (the market price on November 22, 1995), which, based upon such valuation, would equal the amount necessary for Smith to achieve Payout. If Inland and IPC failed to exercise such option, Smith was given an option, exercisable prior to expiration of the third business day following March 10, 1997, to purchase that number of shares of Inland Common Stock which, based on a valuation of $5.00 per share, would equal an amount that would cause Smith to achieve Payout. In the event Smith elected to purchase such shares, Inland agreed to register the shares upon Smith's request and to pay all expenses of such registration. Prior to June 1, 1996, Smith transferred a portion of his interests in the farmout wells, the Farmout Agreement and Option Agreement to Jeffrey A. Smith, his brother, and John W. Adams (collectively, with Smith, the "Farmout Stockholders"). The Farmout Stockholders transferred all of said interests to Farmout Inc. ("Farmout") prior to June 1, 1996.

     On June 12, 1996, Smith Management Company, Inc., an affiliate of Smith ("Smith Management"), Farmout, the Farmout Stockholders, Inland and IPC entered into an agreement (the "Purchase Agreement") pursuant to which the Farmout Stockholders transferred one hundred percent (100%) of the outstanding capital stock of Farmout to Inland in exchange for 1,309,880 shares (the "Farmout Shares") of Inland Common Stock, with such transfer to be effective June 12, 1996, but with the Farmout Shares not to be delivered by Inland to the Farmout Stockholders until January 2, 1997. The effect of the Purchase Agreement was to accelerate the March 10, 1997 acquisition date for the 20 producing wells which IPC had the right to acquire under the Option Agreement. Consequently, Inland has, through its acquisition of the outstanding stock of Farmout, now indirectly acquired these wells on June 12, 1996. Inland also has agreed to register the Farmout Shares upon the request of the Farmout Stockholders and to pay all expenses of such registration.

     Crude Oil Hedging Activities - The Company has a hedge in place with Enron Capital and Trade Resources Corp. (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the average price is less than $18.00, the Company is paid the difference between $18.00 and the average price, multiplied by barrels of crude oil hedged that month. Similarly, should the average price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the average price, multiplied by barrels of crude oil hedged that month. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. The combination of the two contracts limits the Company's remaining exposure under the Enron Hedge to the settlements during the period January 1997 through December 1997 at 10,900 barrels per month. In an effort to limit its downside exposure, on July 8, 1996, the Company purchased from Koch 720,000 put options for $133,200 with a strike price of $15.00. The contract settles in monthly amounts of 60,000 put options during the period January 1997 to December 1997.

          Other contracts that have completely settled as of December 31, 1996 include three contracts entered into with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron

Hedge from $18.00 to $16.50 during the eleven month period from February to December 1996. The Company received $52,400 as a result of this restructuring. Under the final contract, the Company purchased for $149,000 an additional 257,000 put options with a strike price of $16.50 covering the period February through December 1996 in monthly amounts escalating from 10,000 barrels to 35,000 barrels during the contract period. On November 20, 1995, the Company entered into a cost free collar with Koch that hedged 12,000 barrels of crude oil production each month during the period December 1995 to December 1996. The contract was structured with a floor price of $16.00 and a ceiling price of $18.20 per barrel.

          Markets - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Crude oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. The posted field price for the Monument Butte Field has ranged from $17.00 to $24.75 per barrel during 1996. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Sale Lake City, Utah, will limit the amount of Black Wax that can be processed. The Company is conducting discussions with each refinery to inform them of the outlook for Black Wax production in this region such that they can propose solutions to existing plant configurations. While the outcome of these talks is unknown, the Company expects to negotiate a long-term marketing arrangement that will be beneficial to the Company. Until such an arrangement is reached and the refinery modifications are accomplished, there may be short-term downward pressure on Black Wax pricing.

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

          Environmental Matters - The Company is subject to numerous federal and state laws and regulations relating to environmental matters. Increasing focus on environmental issues nationally has lead the Company to continue to evaluate its responsibilities to the environment. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") relating to certain lands within the Monument Butte Field. Due to this process, the Company reduced its activities on these lands during the last six months of 1996 and January 1997 pending issuance of the EA by the BLM. The formal Record of Decision relating to the EA was issued by the BLM on February 3, 1997. The Company believes it will be able to comply with the Record of Decision without causing a material impact on its future drilling plans in the Monument Butte Field.

The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company.

NEW ACCOUNTING PRONOUNCEMENT

          The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1996 reporting year. The Company has decided not to adopt the recognition criteria within the standard, but the Company makes pro forma disclosures as an acceptable alternative provided by the standard.

INFLATION AND CHANGES IN PRICES

          The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during 1996 or 1995.

FORWARD LOOKING STATEMENTS

         Certain statements included in this Management's Discussion and Analysis or Plan of Operation are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, the availability of materials, and regulatory approvals, to name a few.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The financial statements required by this item begin at page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         The information required by this Item was previously reported in the Company's Current Report on Form 8-K dated October 4, 1996.

                                    PART III


         For information called for by Items 9, 10, 11 and 12, reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held April 30, 1997, which the Company intends to file with the Securities and Exchange Commission on or before March 24, 1997, which information is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                 1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

                2.  Exhibits required to be filed by Item 601 of Regulation S-B:


     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

     2.1 Agreement and Plan of Merger between the Company, IRI Acquisition Corp. and Lomax Exploration Company ("IPC") (exclusive of all exhibits) (Filed as exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by this reference).

     3.1 Amended and Restated Articles of Incorporation, as amended through July 31, 1996 (filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

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

      4.1 Credit Agreement between the Company, IPC and Trust Company of the West and various affiliated entities (collectively, "TCW") dated November 29, 1995 (exclusive of all exhibits and schedules) (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     4.1.1 First Amendment to Credit Agreement between the Company, IPC and TCW dated as of June 12, 1996 (exclusive of all exhibits) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

     4.1.2 Royalty Agreement dated November 29, 1995, between IPC, TCW DR IV Royalty Partnership, L.P. and TCW (exclusive of all exhibits and schedules) (filed as Exhibit 4.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     4.1.3 Conveyance of Adjustable Overriding Royalty Interest dated November 29, 1995 between IPC and TCW DR IV Royalty Partnership, L.P. (exclusive of all exhibits and schedules) (filed as Exhibit
               4.1.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     4.1.4 Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated November 29, 1995 between IPC, First American Title Company of Utah, Trustee, and TCW Asset Management Company, Collateral Agent (exclusive of all exhibits and schedules) (filed as Exhibit 4.1.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     4.1.5 Guaranty dated November 29, 1995, executed by the Company in favor of TCW and other named parties (filed as Exhibit 4.1.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.1     1988 Option Plan of Inland Gold and Silver Corp. (filed as
               Exhibit 10(15) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

     10.1.1 Amended 1988 Option Plan of Inland Gold and Silver Corp. (filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

     10.1.2 Amended 1988 Option Plan of the Company, as amended through August 29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as Exhibit
               10.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.1.3 "Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan" executed effective June 3, 1996 (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

      10.2 Warrant Agreement and Warrant Certificate between Kyle R. Miller and the Company dated February 23, 1993 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

     10.2.1 Warrant Certificate between Kyle R. Miller and the Company dated October 15, 1993 representing 3,150 shares (filed as Exhibit
               10.2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.2 Warrant Certificate between Kyle R. Miller and the Company dated March 22, 1994 representing 5,715 shares (filed as Exhibit 10.2.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.3 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 44,811 shares (filed as Exhibit
               10.2.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.4 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 38,523 shares (filed as Exhibit
               10.2.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.5 Warrant Certificate between Kyle R. Miller and the Company dated September 21, 1994 representing 30,000 shares (filed as Exhibit
               10.2.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.6 Amendment to Warrant Certificates filed as Exhibits 10.2, 10.2.1 and 10.2.2 (filed as Exhibit 10.2.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     10.2.7 Warrant Certificate between Kyle R. Miller and the Company dated November 16, 1993 representing 1,500 shares (filed as Exhibit
               10.2.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

     10.2.8 Warrant Certificate between Kyle R. Miller and the Company dated March 15, 1995 representing 1,250 shares (filed as Exhibit 10.2.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     10.2.9 Warrant Certificate between Kyle R. Miller and the Company dated November 6, 1995 representing 30,000 shares (filed as Exhibit
               10.2.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     10.2.10   First Amendment to Warrant Agreement between the Company and Kyle
               R. Miller dated October 19, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

     *10.2.11 Warrant Certificate between the Company and Kyle R. Miller dated May 22, 1996 (corrected version).

     *10.2.12 Warrant Certificate between the Company and Kyle R. Miller dated January 23, 1997 representing 70,000 shares.

      10.3 Employment Agreement between Kyle R. Miller and the Company dated February 23, 1993, which was replaced by Exhibit 10.3.1 (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

     10.3.2 Employment Agreement between the Company and Kyle R. Miller dated June 1, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

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

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

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

     10.9.1 Employment Agreement between the Company and Bill I. Pennington dated September 21, 1994, which was replaced by Exhibit 10.9.2 (filed as Exhibit 10.9.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

     *10.9.2 Employment Agreement between the Company and Bill I. Pennington dated June 1, 1996 (corrected version).

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

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

     10.10.2 Deferred Compensation Agreement dated effective July 1, 1995 between the Company and John D. Lomax (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     10.10.3 First Amendment to Deferred Compensation Agreement dated effective December 1, 1995 between the Company, IPC and John D. Lomax (filed as Exhibit 10.10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

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

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

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

     Exhibit
     Number           Description of Exhibits
     -------          -----------------------

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

     10.29 Option Agreement dated November 22, 1995 between the Company, IPC and Randall D. Smith (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

    10.29.1 Warrant Certificate dated November 22, 1995 granted by the Company to Randall D. Smith, together with Exhibit "A", a Registration Rights Agreement (filed as Exhibit 10.29.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

    10.29.2 Form of Agreement dated June 12, 1996 between the Company , IPC, Smith Management Company, Inc. ("Smith Management"), Farmout, Inc. ("Farmout") and Randall D. Smith, Jeffrey A. Smith and John
               W. Adams (the "Farmout Stockholders") (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein be reference).

     Exhibit
     Number           Description of Exhibits
     -------          -----------------------

     10.29.3 Form of Registration Rights Agreement dated June 12, 1996 between the Company, Smith Management and the Farmout Stockholders (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

     10.29.4 Security Agreement dated June 12, 1996 between the Farmout Stockholders and the Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

     10.29.5 Form of Agreement dated June 12, 1996 between the Company and Arthur J. Pasmas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

     10.29.6 Form of Registration Rights Agreement entered into as of July 31, 1996 between the Company and Arthur J. Pasmas (filed as Exhibit
               10.5 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

     *10.29.7  Form of Amendment to Registration Rights Agreement filed as
               Exhibit 10.29.6.

      10.30 Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas Services Company dated November 20, 1995 (filed as Exhibit
               10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.31 Swap Agreement dated November 22, 1994 between the Company and Joint Energy Investments Limited Partnership (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

     10.31.1 Termination Agreement Revised dated January 18, 1996 between the Company and Enron Capital & Trade Resources Corp. ("ECT") relating to Exhibit 10.31 (filed as Exhibit 10.31.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.32 Swap Agreement dated January 18, 1995 between the Company and ECT (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

      10.33 Put Option dated January 18, 1996 between the Company and ECT (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.34 Commodity Option dated January 18, 1996 between IPC and ECT (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

     *10.35 Employment Agreement between the Company and John E. Dyer dated June 1, 1996 (corrected version).

     *10.35.1  Amendment to Employment Agreement filed as Exhibit 10.35.

     Exhibit
     Number           Description of Exhibits
     -------          -----------------------

     10.36 Crude Oil Call Option between IPC and Enron Capital & Trade Resources dated April 3, 1996 (without exhibits) (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, and incorporated herein by reference).

     *10.37 Warrant Certificate between the Company and John E. Dyer dated May 22, 1996 representing 50,000 shares (corrected version).

     *10.37.1 Warrant Certificate between the Company and John E. Dyer dated January 23, 1997 representing 70,000 shares.

     *10.38 Warrant Certificate between the Company and Bill I. Pennington dated May 22, 1996 representing 50,000 shares (corrected version).

     *10.38.1 Warrant Certificate between the Company and Bill I. Pennington dated January 23, 1997 representing 60,000 shares.

     10.39 Agreement - Option to Purchase Inland's Toiyabe Property, Lander County, Nevada (without exhibits) (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

     *10.39.1 Form of Release of Claim between Placer Dome U.S. Inc. ("Placer Dome") and the Company.

     *10.39.2 Form of Assignment of Lease (Unpatented Mining Claims) between the Company and Placer Dome.

     *10.39.3 Form of Corporation Grant, Bargain and Sale Deed (Unpatented Mining Claims) between the Company and Placer Dome.

     *10.39.4  Assignment and Bill of Sale between the Company and Placer Dome.

     10.40 Swap Agreement dated July 8, 1996 between IPC and Koch Gas Services Company (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

     *10.41 Letter agreement dated October 30, 1996 between the Company and Johnson Water District.

     *10.42 Collar between Koch Oil Company and the Company effective January 1, 1997.

     *21.1     Subsidiaries of the Company.

     *23.1     Consent of Arthur Andersen LLP.

     *23.2     Consent of Coopers & Lybrand LLP.

     *23.3     Consent of Ryder Scott Company Petroleum Engineers.

     *27.1     Financial Data Schedule required by Item 601 of Regulation S-B.

------------------------

*    Filed herewith.

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 4, 1996 reporting information under the following Form 8-K Items:

     Item 4.  Changes in Registrant's Certifying Accountant
     Item 7.  Financial Statements and Exhibits

     No financial statements were included in the October 4, 1996 Form 8-K. No other reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INLAND RESOURCES INC.

February 24, 1997                   By: /s/ Kyle R. Miller
                                       ----------------------------------------
                                       Kyle R. Miller,
                                       Director, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



February 20, 1997                       /s/ Richard F. Conway
                                    --------------------------------------------
                                    RICHARD F. CONWAY
                                    Director


February 18, 1997                       /s/ Arthur J. Pasmas
                                    --------------------------------------------
                                    ARTHUR J. PASMAS
                                    Director


February 20, 1997                       /s/ Thomas J. Trzanowski
                                    --------------------------------------------
                                    THOMAS J. TRZANOWSKI
                                    Director


February 24, 1997                       /s/ Paul C. Schorr
                                    --------------------------------------------
                                    PAUL C. SCHORR
                                    Director


February 24, 1997                       /s/ Bill I. Pennington
                                    --------------------------------------------
                                    BILL I. PENNINGTON
                                    Vice President and Chief Financial
                                    Officer (Principal Financial Officer)



February 24, 1997                       /s/ Michael J. Stevens
                                    --------------------------------------------
                                    MICHAEL J. STEVENS
                                    Secretary, Treasurer and Controller
                                    (Principal Accounting Officer)

                             INLAND RESOURCES INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                             Page
                                                             ----

Reports of Independent Public Accountants                     F-2

Consolidated Balance Sheets, December 31, 1996 and 1995       F-4

Consolidated Statements of Operations for the years ended
     December 31, 1996 and 1995                               F-5

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1996 and 1995                   F-6

Consolidated Statements of Cash Flows for the years ended     F-7
     December 31, 1996 and 1995

Notes to Consolidated Financial Statements                    F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Inland Resources Inc.


We have audited the accompanying consolidated balance sheet of Inland Resources Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LLP


Denver, Colorado
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Inland Resources Inc.


We have audited the accompanying consolidated balance sheet of Inland Resources Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inland Resources Inc. and subsidiaries as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND LLP


Denver, Colorado
March 20, 1996

                             INLAND RESOURCES INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995


                                          December 31,   December 31,
                                              1996           1995
                                          ------------   ------------
          ASSETS
Current assets:
   Cash and cash equivalents              $ 10,030,982    $ 2,970,305
   Accounts receivable and accrued sales     2,077,661        701,956
   Inventory                                   862,229        417,665
   Other current assets                        242,022         19,338
                                          ------------    -----------
            Total current assets            13,212,894      4,109,264
                                          ------------    -----------

Property and equipment, at cost:
   Oil and gas properties (successful
    efforts method)
   Accumulated depletion, depreciation      46,832,811     17,404,280
    and amortization                        (3,834,517)      (585,590)
                                          ------------    -----------
                                            42,998,294     16,818,690
   Other property and equipment, net           779,161        593,106
   Debt issue costs, net                       338,262        401,803
                                          ------------    -----------
            Total assets                  $ 57,328,611    $21,922,863
                                          ============    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses   $ 4,236,734    $ 2,859,775
   Current portion of long-term debt         1,148,000         48,021
   Property reclamation costs,
    short-term                                                200,000
                                           -----------    -----------
             Total current liabilities       5,384,734      3,107,796
                                          ------------    -----------

Long-term debt                              19,972,014      4,436,225
Property reclamation costs, long-term                         399,433

Commitments (Notes 10 and 11)

Stockholders' equity:
   Preferred Class A stock, par value
    $.001, 20,000,000 shares
      authorized;                                                 107
      Series A: 0 and 106,850 shares
       issued and outstanding                    1,000
      Series B: 1,000,000 and 0 shares
       issued and outstanding,
       liquidation preference of
       $12,400,000
   Additional paid-in capital -              9,999,000      4,100,261
    preferred
   Common stock, par value $.001;
    25,000,000 and 10,000,000
    shares authorized, respectively;
    5,002,179 issued 6,312,059                   6,312          4,093
    deemed outstanding in 1996,
    4,092,800 issued and
    outstanding in 1995 (as restated
    - see Note 8)
   Additional paid-in capital - common      29,129,185     19,183,119
   Accrued preferred Series B dividends        670,000
   Accumulated deficit                      (7,833,634)    (9,308,171)
                                          ------------    -----------
            Total stockholders' equity      31,971,863     13,979,409
                                          ------------    -----------
            Total liabilities and
             stockholders' equity         $ 57,328,611    $21,922,863
                                          ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996           1995
                                          ------------   ------------
Revenues:
   Sales of oil and gas                    $10,704,463    $ 1,904,810
   Management fee                                             326,178
                                           -----------    -----------
             Total revenues                 10,704,463      2,230,988
                                           -----------    -----------

Operating expenses:
   Lease operating expenses                  1,434,860      1,010,050
   Production taxes                            610,130        132,417
   Exploration and impairment                  166,616        342,081
   Depletion, depreciation and
    amortization                             3,428,513        857,570
   General and administrative, net           1,669,638      1,335,263
                                           -----------    -----------
             Total operating expenses        7,309,757      3,677,381
                                           -----------    -----------

Operating income (loss)                      3,394,706     (1,446,393)
Interest expense                            (1,633,229)      (749,307)
Interest and other income, net                 413,060        127,537
Gain on sale of the Duchesne County
 Fields                                                       850,000
                                           -----------    -----------
Net income (loss) from continuing
 operations before extraordinary loss        2,174,537     (1,218,163)
Loss on disposal of discontinued
 operations                                    (30,000)      (500,000)
                                           -----------    -----------
Net income (loss) before extraordinary
 loss                                        2,144,537     (1,718,163)
Extraordinary loss on early
 extinguishment of debt                                      (215,926)
                                           -----------    -----------

Net income (loss)                          $ 2,144,537    $(1,934,089)

Preferred Series A Stock dividend on
 cash redemption                              (214,000)
                                           -----------    -----------
Net income (loss) available to common
 shareholders                              $ 1,930,537    $(1,934,089)
                                           ===========    ===========

Net income (loss) per share - Primary
     Continuing operations                 $       .37    $      (.40)
     Discontinued operations                       .00           (.16)
     Extraordinary loss                                          (.07)
                                           -----------    -----------
               Total                       $       .37    $      (.63)
                                           ===========    ===========
Weighted average common and common
    equivalent shares outstanding -
    Primary                                  5,276,345      3,071,110
                                           ===========    ===========

Net income (loss) per share - Fully
 diluted
     Continuing operations                 $       .29    $      (.40)
     Discontinued operations                       .00           (.16)
     Extraordinary loss                                          (.07)
                                           -----------    -----------
               Total                       $       .29    $      (.63)
                                           ===========    ===========
Weighted average common and common
    equivalent shares outstanding -
    Fully diluted                            6,651,225      3,071,110
                                           ===========    ===========

Dividends per common share                    NONE           NONE
                                           ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996           1995
                                          ------------   ------------
Cash flows from operating activities:
   Net income (loss)                      $  2,144,537   $ (1,934,089)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Net cash used by discontinued
        operations                            (129,433)      (434,237)
      Loss on disposal of
        discontinued operations                 30,000        500,000
      Depletion, depreciation and
        amortization                         3,428,513        857,570
      Amortization of debt issue
        costs and debt discount                198,603
      Loss on disposal of assets                                3,942
      Gain on sale of the Duchesne
          County Fields                                      (850,000)
      Impairment of properties                                296,350
      Loss on early extinguishment
        of debt                                               215,926
      Effect of changes in current
        assets and liabilities:
       Accounts receivable and
         accrued sales                      (1,375,705)       740,961
       Inventory                              (444,564)       143,525
       Other current assets                   (222,684)        66,358
       Accounts payable and
         accrued expenses                    1,376,959        695,437
                                          ------------   ------------
Net cash provided by operating
 activities                                  5,006,226        301,743
                                          ------------   ------------

Cash flows from investing activities:
   Development expenditures and
    equipment purchases                    (23,251,672)    (3,736,011)
   Payment to sell discontinued
    operations                                (500,000)
   Acquisition of oil and gas properties                   (7,449,000)
   Proceeds from sale of Duchesne
    County Fields                                           2,946,765
   Change in restricted cash                                  160,658
   Proceeds from sale of assets                                47,344
                                          ------------   ------------
Net cash used by investing activities      (23,751,672)    (8,030,244)
                                          ------------   ------------

Cash flows from financing activities:
   Proceeds from sale of stock              10,045,125      5,989,693
   Proceeds from issuance of long-term
    debt                                    16,578,192      7,600,000
   Payments of long-term debt                  (73,415)    (4,180,240)
   Debt issue costs                             (4,071)      (401,803)
   Redemption of preferred Series A
    stock                                     (739,708)
                                          ------------   ------------
Net cash provided by financing
 activities                                 25,806,123      9,007,650
                                          ------------   ------------

Net increase in cash and cash
 equivalents                                 7,060,677      1,279,149
Cash and cash equivalents at beginning
 of period                                   2,970,305      1,691,156
                                          ------------   ------------

Cash and cash equivalents at end of
 period                                   $ 10,030,982   $  2,970,305
                                          ============   ============


   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                  Preferred Stock      Additional         Common Stock        Additional    Accrued
                                --------------------    Paid-in     -----------------------    Paid-in      Series B    Accumulated
                                  Shares     Amount     Capital        Shares      Amount      Capital      Dividend      Deficit
                                ----------  --------  ------------  ------------  ---------  ------------  ---------  -------------

Balances, January 1, 1995         106,850       107   $ 3,672,861    28,927,999   $ 28,928    $13,168,591              $(6,946,682)
Issuance of common stock, net
   of issuance costs of
   $10,307                                                           12,000,000     12,000      5,977,693
Preferred Series A stock
 dividend                                                 427,400                                                         (427,400)
Net loss                                                                                                                (1,934,089)
                                --------------------------------------------------------------------------------------------------

Balances, December 31, 1995       106,850    $  107   $ 4,100,261    40,927,999   $ 40,928    $19,146,284              $(9,308,171)
One-for-ten reverse stock
 split                                                              (36,835,151)   (36,835)        36,835
Purchase of Farmout Inc.                                              1,309,880      1,310      6,541,190
Redemption of preferred
 Series A stock                   (13,713)      (14)     (739,694)
Conversion of preferred
 Series A stock                   (93,137)      (93)   (3,360,567)      900,831        901      3,359,759
Issuance of preferred Series
 B stock                        1,000,000     1,000     9,999,000
Exercise of employee stock
 options                                                                  8,500          8         45,117
Accrued preferred Series B
 stock dividend                                                                                              670,000      (670,000)
Net income                                                                                                               2,144,537
                              ----------------------------------------------------------------------------------------------------
Balances, December 31, 1996     1,000,000    $1,000   $ 9,999,000     6,312,059   $  6,312    $29,129,185   $670,000   $(7,833,634)
                              ====================================================================================================

   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  __________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Business:
     ---------

     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah.

     Consolidation:
     --------------

     The accompanying financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany activity has been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements:
     ------------------------------------------------------------

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

     Cash and Cash Equivalents:
     --------------------------
     Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months.

     Concentrations of Credit Risk:
     ------------------------------

     The Company regularly has cash in a single financial institution which exceeds depository insurance limits. The Company places such deposits with high credit quality institutions and has not experienced any credit losses. Substantially all of the Company's receivables are within the oil and gas industry, primarily from its oil and gas purchasers and joint interest owners. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. To date, write-offs of uncollectible accounts have been minimal.

     Fair Value of Financial Instruments:
     ------------------------------------

     The Company's financial investments consist of cash, trade receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and approximates its carrying value.

     Inventory:
     ----------

     Inventory consists primarily of tubular goods valued at the lower of average cost or market.

     Accounting for Oil and Gas Operations:
     --------------------------------------

     The Company uses the "successful efforts" method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration, and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts and any gain or loss is charged to income. Interest is capitalized during the drilling and completion period of wells and on other major projects. The amount of interest capitalized during 1996 was $135,000. Interest was not capitalized in prior years due to the immaterial amount.

     The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method, based on proved oil and gas reserves. Dismantlement, restoration, and abandonment costs are offset by residual values of lease and well equipment. As a result, no accrual for such costs has been recorded.

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under this statement, a calculation of the aggregate before-tax undiscounted future net revenues (the "Ceiling") is performed for each distinct property pool in which the Company participates. If the net capitalized cost of each property pool exceeds the applicable Ceiling calculation, the excess is recorded as a charge to operations. There was no charge to the consolidated statements of operations as a result of adopting this statement.

     The Company periodically assesses undeveloped oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period.

     Property and Equipment:
     -----------------------

     Property and equipment is recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.

     Income Taxes:
     -------------

     The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded for differences between the book and tax basis of assets and liabilities at tax rates in effect when the balances are expected to reverse.

     Revenue Recognition:
     --------------------

     Sales of oil and gas are recorded upon delivery to purchasers.

     Net Income (Loss) Per Share:
     ----------------------------

     The computation of earnings per common and common equivalent share is based upon net income available to common stockholders and the weighted average number of common shares outstanding during the period plus accrued dividends on Series B Preferred Stock and the dilutive effect of shares issuable from the exercise of stock options and warrants less the number of treasury shares assumed to be purchased using the average market price for the period. The fully diluted earnings per share computation reflects additional dilution assuming full conversion of the Series A Preferred Stock or Series B Preferred Stock, as applicable, and the additional dilution related to the exercise of stock options and warrants less the number of treasury shares assumed to be purchased using the market price at the end of the period. Common stock equivalents have not been included in the 1995 earnings per share calculation because their effect is anti-dilutive.

 2.  FINANCIAL INSTRUMENTS:
     ----------------------

     Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations and to help insure the repayment of indebtedness. The amortized cost and the monthly settlement gain or loss are reported as an adjustment to revenue in the period in which the related oil or gas is sold. Hedging activities do not affect the actual sales price for the Company's crude oil or natural gas. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized.

     Crude Oil Hedging Activities:
     -----------------------------

     The Company has a hedge in place with Enron Capital and Trade Resources Corp. (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the average price is less than $18.00, the

     Company is paid the difference between $18.00 and the average price, multiplied by barrels of crude oil hedged that month. Similarly, should the average price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the average price, multiplied by barrels of crude oil hedged that month. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. The combination of the two contracts limits the Company's remaining exposure under the Enron Hedge to the settlements during the period January 1997 through December 1997 at 10,900 barrels per month. In an effort to limit its downside exposure, on July 8, 1996, the Company purchased from Koch 720,000 put options for $133,200 with a strike price of $15.00. The contract settles in monthly amounts of 60,000 put options during the period January 1997 to December 1997.

     Other contracts that have completely settled as of December 31, 1996 include three contracts entered into with Enron Capital and Trade Resources Corp. The effect of two of the contracts was to lower the floor under the Enron Hedge from $18.00 to $16.50 during the eleven month period from February to December 1996. The Company received $52,400 as a result of this restructuring. Under the final contract, the Company purchased for $149,000 an additional 257,000 put options with a strike price of $16.50 covering the period February through December 1996 in monthly amounts escalating from 10,000 barrels to 35,000 barrels during the contract period. On November 20, 1995, the Company entered into a cost free collar with Koch that hedged 12,000 barrels of crude oil production each month during the period December 1995 to December 1996. The contract was structured with a floor price of $16.00 and a ceiling price of $18.20 per barrel.

     The effects of all hedging contracts resulted in a losses of $535,000 and $15,500 during 1996 and 1995, respectively.

 3.  DISCONTINUED OPERATIONS:
     ------------------------

     In 1993, the Company changed its business emphasis from the mining of precious metals to the production of oil and gas. As a result, mining operations are classified as discontinued operations in the accompanying consolidated financial statements.

     Since July 1992, the Company's only mining activity has been the reclamation of the Toiyabe Mine, located in Lander County, Nevada, in compliance with standards established by various governmental agencies. On December 30, 1996, Placer Dome U.S. Inc. ("Placer") acquired all of the Company's rights in the Toiyabe Mine, and agreed to assume all associated past, present and future environmental and reclamation liabilities. The Company paid Placer $500,000 in consideration of their assumption of the reclamation and other liabilities. Upon the closing of this sale, the Company has divested itself of any remaining business activities and liability (unless Placer fails to honor its agreement with the Company) related to the mining of precious metals. The Company recorded a charge of $30,000 in 1996 relating to this disposition.

     During 1996 and 1995, the Company's reclamation activities included recontouring and revegetating certain disturbed land areas, lowering constituent levels in leachate solution and certain other miscellaneous tasks. Costs incurred in performing these operations were $129,000 and $434,000 in 1996 and 1995, respectively. In 1995, due to changes in the estimate of the cost of materials, labor and holding costs required to fully reclaim the Toiyabe Mine, the Company increased its reclamation reserve and recorded a charge to operations of $500,000. The remaining assets and liabilities attributable to discontinued operations consist of:

                                          December 31,   December 31,
                                              1996           1995
                                          ------------   ------------
Accounts payable and accrued expenses         $(35,812)     $(118,861)
Property reclamation costs, short-term                       (200,000)
                                          ------------   ------------
    Current liabilities related to
     discontinued operations                  $(35,812)     $(318,861)
                                          ============   ============

Property reclamation costs, long-term                        (399,433)
                                                         ------------
    Long-term liabilities related to
     discontinued operations                                $(399,433)
                                                         ============

 4.  PURCHASE OF FARMOUT INC.:
     -------------------------

     Effective July 1, 1995, Randall D. Smith ("Smith"), the Company and IPC entered into a Farmout Agreement pursuant to which IPC agreed to farmout to Smith its interest in certain 40-acre drill sites and Smith agreed to drill wells on such drill sites between July 1, 1995 and December 31, 1995. Pursuant to the Farmout Agreement, 21 wells were drilled and funded by Smith, 20 of which were producing wells and one of which was a developmental dry hole. The Company earned $326,178 of management fees to oversee the drilling program. On November 22, 1995, the Company entered into an Option Agreement to reacquire the properties for an amount of the Company's common stock, at the then current market value of $5.00 per share, that would allow Smith to achieve a 22% rate of return.

     Prior to June 1, 1996, the Smith's interest in the farmout wells and the Farmout Agreement were transferred to Farmout Inc., a Utah corporation. On June 12, 1996, the Company entered into an agreement to acquire one hundred percent (100%) of the outstanding capital stock of Farmout Inc. in exchange for 1,309,880 shares of the Company's common stock. Under the terms of the agreement, the Company did not issue the common stock until January 2, 1997. Since no contingencies existed as to the common stock issuance, the 1,309,880 shares are considered outstanding for purposes of reporting in the accompanying consolidated financial statements. The purchase was valued at $6.55 million for accounting purposes. The only assets of Farmout Inc. were the twenty producing farmout wells. Farmout Inc. had no liabilities at the purchase date. Income tax liabilities arising prior to June 12, 1996 are the responsibility of the prior owners and income tax liabilities from June 12, 1996 forward are the responsibility of the Company. Smith and affiliated entities are collectively majority shareholders of the Company. The acquisition of Farmout Inc. was accounted for as a purchase, therefore, the assets and results of operations of Farmout Inc. are included in the Company's consolidated financial statements from the acquisition date forward. Farmout Inc. operates as a wholly-owned subsidiary of the Company.

     The following presents unaudited, pro forma operating results as if the purchase of Farmout Inc. had occurred at the beginning of each period presented.

                                                       Year Ended December 31,
          (in thousands except per share data)            1996          1995
                                                       ---------     ---------

        Revenues                                        $12,391       $ 2,934
        Net income (loss) before extraordinary loss     $ 3,163       $(1,443)
        Net income (loss)                               $ 3,163       $(1,659)
        Earnings (Loss) per share - Primary             $  0.50       $ (0.45)
        Earnings (Loss) per share - Fully diluted       $  0.41       $ (0.45)

     The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisition been made at the beginning of each period presented or to necessarily be indicative of future operations.

 5.  OTHER PROPERTY AND EQUIPMENT:
     -----------------------------

     Other property and equipment at December 31, 1996 and 1995 consists of the following:

                                       December 31, 1996  December 31, 1995
                                       -----------------  -----------------

        Furniture and fixtures             $  439,682         $ 287,773
        Vehicles                              393,412           179,680
        Land and buildings                    290,041           290,041
                                       -----------------  -----------------
                                            1,123,135           757,494
        Less accumulated depreciation        (343,974)         (164,388)
                                       -----------------  -----------------
                                           $  779,161         $ 593,106
                                       =================  =================

 6.  LONG-TERM DEBT:
     ----------------

     On August 24, 1994, the Company entered into a Loan Agreement with Joint Energy Development Investments Limited Partnership ("JEDI"), to provide nonrecourse financing for the development of the Duchesne County Fields (the "Inland Loan Agreement"). The Company had borrowed $2.5 million under the facility through July 1, 1995, the date the Company sold the Duchesne County Fields to Petroglyph Gas Partners, L.P. ("PGP"). The purchase price paid by PGP was (i) $3 million in cash (less $53,000 in net closing adjustments between the parties) (ii) the assumption by PGP of the Company's $2.5 million outstanding liability under the Inland Loan Agreement and (iii) the assignment by PGP to the Company of PGP's 38.23% working interest in 8,277 gross acres of oil and gas leases in Duchesne County, Utah. JEDI consented to the sale and assumption of the Inland Loan Agreement by PGP, therefore, Inland has no further liability or obligation under the Inland Loan Agreement. The Company recorded an extraordinary loss of $215,926 in the 1995 consolidated statement of operations relating to the unamortized portion of the cost to enter into the Inland Loan Agreement.

     On September 21, 1994, the Company entered into a separate Loan Agreement with JEDI to provide nonrecourse financing for the development of the Monument Butte Field (the "IPC Loan Agreement"). Through November 29, 1995, the Company had borrowed $4 million under the facility. On November 29, 1995, the Company entered into a Credit Agreement (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provided a recourse loan facility to the Company of up to $25 million for the development of the Monument Butte Field. The Company advanced $5 million at closing and used the proceeds to repay $4,123,500 of principal and interest in full satisfaction of amounts due under the IPC Loan Agreement, to pay $400,000 of closing costs associated with the TCW Loan Agreement with the balance of funds increasing working capital. During 1996, $16.5 million of the $20 million of remaining loan availability was drawn down to fund development drilling in the Monument Butte Field. The Company has requested an extension of the commitment period and expects to draw down the remaining $3.5 million on February 18, 1997. The TCW Loan Agreement bears interest at 10% per annum. Interest is payable quarterly beginning March 1996 and minimum payments of principal are required quarterly beginning March 1997. In addition to these payments, the Company granted TCW an initial 7% overriding royalty interest, proportionately reduced to the Company's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equals 16%, at which time it reduces to 3%, proportionately reduced to the Company's working interest, until TCW's internal rate of return equals 22%. The TCW Loan Agreement subjects the Company to penalties on the overriding royalty interest if the loan is prepaid prior to November 29, 1997. The Company paid a $250,000 commitment fee at closing and recorded an $800,000 loan discount relating to the 7% override which is being amortized over the term of the loan using the effective interest method. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's consent, and may not pay any dividends or make any other distributions to stockholders without TCW's consent (consent has been given for the payment of stock dividends on the Series B Preferred Stock). The TCW Loan Agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties. At December 31, 1996, the Company had borrowed $21.5 million under the TCW Loan Agreement and had amortized the original $800,000 discount to $666,491.

     Long-term debt as of December 31, 1996 and 1995 consists of the following:

                                              December 31,   December 31,
                                                  1996           1995
                                              ------------   ------------

     TCW Loan Agreement                        $21,500,000     $5,000,000
     Less discount on TCW Loan Agreement          (666,491)      (800,000)
                                              ------------   ------------
                                                20,833,509      4,200,000

     Carman Loan Agreement. The loan bears         195,385        202,907
     interest at 9.5% with principal and
     interest of $26,800 due annually on
     May 1st of each year through 2009. The
     Loan is collateralized by the land
     purchased.

     Other                                          91,120         81,339
                                              ------------   ------------
        Total                                   21,120,014      4,484,246
        Current portion                          1,148,000         48,021
                                              ------------   ------------
        Long-term portion                      $19,972,014     $4,436,225
                                              ============   ============

     As of December 31, 1996, the annual principal payments on long-term debt for the next five years are as follows:

        1997            $ 1,148,000
        1998              2,239,000
        1999              5,231,000
        2000              5,611,000
        2001              4,812,000
        Thereafter        2,745,505

 7.  INCOME TAXES:
     -------------

     In 1996 and 1995, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the recognition criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1996 is as follows:

                                                            Deferred
                                           December 31,     Expense     December 31,
                                               1995        (Benefit)        1996
                                           ------------  ------------   ------------
     Deferred tax assets:

      Amortization of deferred exploration
        and mining costs                   $   135,700   $  (135,700)
      Net operating loss carryforwards       5,720,000      (216,000)   $ 5,504,000
      Other                                     55,300       (23,300)        32,000
                                           ------------  ------------   ------------
          Total                              5,911,000      (375,000)     5,536,000
      Valuation allowance                   (3,132,000)    2,025,000     (1,107,000)
                                           ------------  ------------   ------------
        Deferred tax assets                  2,779,000     1,650,000      4,429,000
                                           ------------  ------------   ------------

     Deferred tax liabilities:
      Depletion, depreciation and
        amortization of property
        and equipment                       (2,769,000)   (1,406,000)    (4,175,000)
      Other                                    (10,000)     (244,000)      (254,000)
                                           ------------  ------------   ------------
        Deferred tax liabilities            (2,779,000)   (1,650,000)    (4,429,000)
                                           ------------  ------------   ------------
     Net deferred tax asset                          -             -              -
                                           ============  ============   ============

     Income tax expense for 1996 and 1995 differed from amounts computed by applying the statutory federal income tax rate as follows:

                                                  1996         1995
                                               ----------   ----------
     Expected statutory tax expense at 34%     $ 729,000    $(658,000)
     Deductions taken for book, not taken
      for tax                                     11,000        3,000
     (Reverse) establish valuation
      allowance, net                            (740,000)     655,000
                                               ---------    ---------
                                                       -            -
                                               =========    =========

     No state or federal income taxes are payable at December 31, 1996 or 1995, and the Company did not pay any income taxes in 1996 or 1995. Additionally, $1,772,000 of the valuation allowance was reversed upon the acquisition of Farmout Inc. since the book basis in the purchased assets was greater than the associated tax basis.

     A valuation allowance is to be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets depends on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement caused the Company to conclude that a valuation allowance should be provided, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. The Company will continue to monitor the need for the valuation allowance that has been provided.

     At December 31, 1996, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $15.4 million and $13.7 million, respectively, which expire from 1998 to 2010. The Company also has investment tax and new jobs credit carryforwards of $175,000 and $6,000, respectively, which expire from 1997 to 2001. Utilization of the net operating loss carryforwards and tax credit carryforwards are limited under the change of ownership tax rules.

 8.  CAPITAL STOCK:
     --------------

     Common Stock:
     -------------

     On May 22, 1996, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 100,000,000 to 10,000,000 and reduce outstanding common shares from 40,927,999 to 4,092,800. The shareholders further approved an increase in the number of post-split authorized shares from 10,000,000 to 25,000,000. All earnings per share amounts and weighted average common and common equivalent shares outstanding as reported on the consolidated statement of operations have been calculated based on post-reverse split share amounts.

     Preferred Stock:
     ----------------

     On July 31, 1996, the Company sold an affiliate of Smith 950,000 shares of a newly designated series of preferred stock of the Company (the "Series B Stock") which has 1,000,000 shares designated in the series. A director of the Company who is also a Vice President of Smith Management Company, Inc., entered into a similar agreement pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Stock. The Series B Stock was issued by the Company for cash of $10 per share (an aggregate of $10.0 million). Concurrently with the issuance of the Series B Stock, the Company called for redemption its outstanding Series A Convertible Preferred Stock (the "Series A Stock"). Each record holder of Series A Stock had the right to elect to receive either (i) cash in the amount of $54.00 per share, or
     (ii) 9.6726 shares of common stock for each share of Series A Stock. During 1996, 93,137 shares of Series A Stock elected to convert into 900,831 shares of common stock. The remaining 13,713 shares of Series A Stock were redeemed for $739,708.

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

 9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     -------------------------------------------------

     Cash paid for interest during 1996 and 1995 was $1,616,000 and $586,000, respectively.

     During 1996, the Company purchased Farmout Inc. by issuing common stock valued at $6,542,500.

     During 1995, the Company purchased land in the Monument Butte Field by issuing debt for $202,907.

10.  COMMITMENTS:
     ------------

     The Company leases approximately 9,500 square feet of office space in Denver. The lease expires in June 2000 and provides for a rental rate of $10,350 per month. Future minimum rental payments under this lease are as follows:

        1997        124,200
        1998        124,200
        1999        124,200
        2000         62,100
                -----------
                   $434,700
                ===========

     Total rent expense during 1996 and 1995 was $108,100 and $52,435, respectively.

11.  STOCK OPTIONS AND WARRANTS:
     ---------------------------

     On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "Plan") for key employees and directors of the Company. A total of 212,800 shares of common stock are reserved for issuance under the Plan. All options under the Plan are exercisable 90 days after the grant date and expire 10 years from the date of grant. All options were exercisable at December 31, 1996, except 27,840 options granted on November 18, 1996.

                                                  Weighted                      Weighted Average
                                   Number of      Average      Option Exercise   Fair Value of
                                    Options    Exercise Price    Price Range    Options Granted
                                   ---------   --------------  ---------------  ----------------

     Balance, December 31, 1994      94,760        $4.98        $2.50 - $11.50
     Granted                         55,700        $4.32        $3.10 - $ 5.30        $2.45
                                   ---------
     Balance, December 31, 1995     150,460        $4.74        $2.50 - $11.50
     Granted                         62,340        $6.54        $5.00 - $ 6.87        $2.99
     Exercised                       (8,500)       $5.31        $3.13 - $ 6.50
                                   ---------
     Balance, December 31, 1996     204,300        $5.26        $2.50 - $11.50
                                   =========

     On May 22, 1996, the Warrant Agreement entered into on February 23, 1993 with the president and chief executive officer of the Company was terminated. The Warrant Agreement provided for the automatic grant of five-year warrants equal to 5% of the number of shares issued by the Company with an exercise price equal to the price at which such shares were issued. Pursuant to this agreement, the president received warrants for 31,250 shares of common stock at exercise prices between $5.00 and $6.50 per share during 1995. The weighted average fair value of warrants granted in 1995 was $2.71. In consideration for the termination of the Warrant Agreement, the Compensation Committee extended the term of all warrants granted under the agreement (a total of 201,911 warrants) to June 1, 2003. All such warrants were exercisable at December 31, 1996.

     On May 22, 1996, three executive officers of the Company were issued ten year warrants to purchase 200,000 shares of common stock at an exercise price of $6.27. All such warrants were exercisable at December 31, 1996. The weighted average fair value of options granted in 1996 was $2.51.

     Effective July 1, 1995, the Company entered into a two year Deferred Compensation Agreement with the former Chairman of the Company that provided for payment of $70,000 per year, continued his entitlement to health and life insurance benefits until July 1, 1996 and continued his entitlement to overriding royalty interests earned prior to July 1, 1995. The value of the Deferred Compensation Agreement was recorded as a charge to operations in 1995.

     On March 15, 1995, the Company issued a consultant a warrant to purchase 25,000 shares of Common Stock at $6.50 per share. The warrant is currently exercisable and expires February 1, 1998.

     The Company has elected to account for grants of stock options and warrants under APB Opinion No. 25. No compensation cost has been recognized on the consolidated statements of operations through December 31, 1996. If compensation expense for grants of stock options and warrants had been determined consistent with Statement on Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                          1996         1995
                                       ----------   -----------
     Net income (loss)   As reported   $2,144,537   $(1,934,089)
                         Pro forma     $1,451,334   $(2,145,401)

     Primary EPS         As reported   $      .37   $      (.63)
                         Pro forma     $      .28   $      (.70)

     Fully Diluted EPS   As reported   $      .29   $      (.63)
                         Pro forma     $      .22   $      (.70)

     Due to the requirements of Statement No. 123, the calculated compensation expense in 1996 and 1995 as adjusted in the pro forma statements above, may not be representative of compensation expense to be calculated in future years. The pro forma adjustment is calculated using an estimate of the fair value of each option and warrant on the date of grant. The Company used the following assumptions within the Black-Scholes pricing model to estimate the fair value of stock option and warrant grants in 1996 and 1995:

        Weighted average remaining life         4.8 years
        Risk-free interest rate                 5.1% to 7.3%
        Expected dividend yield                 0%
        Expected lives                          3 years to 5 years
        Expected volatility                     57.1%

     Effective February 1, 1995, the Company adopted a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) Plan by participants. In addition, the Company matches at its discretion, a portion of the participant's voluntary contribution. Matching contributions of $16,700 and $14,300 were made by the Company during 1996 and 1995, respectively.

12.  QUARTERLY EARNINGS PER SHARE (unaudited):
     -----------------------------------------

     Summarized unaudited quarterly financial data for 1996 are as follows (in thousands except per share data):

                                                        Quarter Ended
                                      ------------------------------------------------
                                      December 31,  September 30,  June 30,  March 31,
                                          1996          1996         1996       1996
                                      ------------  -------------  --------  ---------
Revenues                                    $3,906         $3,553    $2,553      $ 692
Operating income                             1,209          1,088     1,082         15
Net income (loss)                              737            726       821       (139)
Earnings per share - Primary                   .12            .09       .18       (.02)
Earnings per share - Fully diluted             .10            .07       .14       (.02)

13.  OIL AND GAS PRODUCING ACTIVITIES:
     ---------------------------------

     Major Customers:
     ----------------
     The following companies purchased 10% or more of the Company's oil and gas production:

                                             1996           1995
                                          -----------    -----------
        Chevron U.S.A.                    $10,129,000    $ 1,387,000
        Wasatch Energy Corporation          1,196,000
        Interline Resources Corporation                      385,000

     Costs Incurred in Oil and Gas Producing Activities
     --------------------------------------------------
     Costs incurred in oil and gas producing activities are summarized as follows:

                                                       1996           1995
                                                   -----------    -----------
        Unproved property acquisition cost         $   189,000    $ 7,238,000
        Proved property acquisition cost               363,000        211,000
        Development cost                            21,577,000      2,050,000
        Exploration cost                               875,000      1,381,000
                                                   -----------    -----------
             Total                                 $23,004,000    $10,880,000
                                                   ===========    ===========

     Net Capitalized Costs
     ---------------------
     Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows:

                                                      1996           1995
                                                   -----------    -----------
        Unproved properties                        $ 6,165,000    $ 8,508,000
        Proved properties                           39,693,000      8,744,000
        Gas and water transportation facilities        975,000        152,000
                                                   -----------    -----------
             Total                                  46,833,000     17,404,000
        Accumulated depletion, depreciation
             and amortization                       (3,835,000)      (585,000)
                                                   -----------    -----------
             Total                                 $42,998,000    $16,819,000
                                                   ===========    ===========

     Oil and Gas Reserve Quantities (Unaudited):
     -------------------------------------------

     The reserve information presented below is based upon reports prepared by the Company's in-house petroleum engineer and reviewed by the independent petroleum engineering firm of Ryder Scott Company in 1996 and prepared by Ryder Scott Company in 1995. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. As a result, revisions to previous estimates are expected to occur as additional production data becomes available or economic factors change.

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

     Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1996 and 1995.

                                                     1996                    1995
                                            Oil (MBbl)  Gas (MMcf)  Oil (MBbl)  Gas (MMcf)
                                            ----------  ----------  ----------  ----------
     Proved reserves, beginning of year          3,016       5,663       1,503       3,726
     Purchase of reserves in place                 485       1,202
     Extensions and discoveries                  3,950       5,807       2,422       5,033
     Production                                   (502)       (710)       (104)       (109)
     Revisions of previous estimates               363      (1,774)       (261)       (891)
     Sales of reserves in place                                           (544)     (2,096)
                                            ----------  ----------  ----------  ----------
     Proved reserves, end of year                7,312      10,188       3,016       5,663
                                            ==========  ==========  ==========  ==========
     Proved developed reserves, beginning
      of year                                    1,227       1,223         840       1,987
                                            ==========  ==========  ==========  ==========
     Proved developed reserves, end of           4,385       5,409       1,227       1,223
      year                                  ==========  ==========  ==========  ==========


     Standardized Measure of Discounted Future Net Cash Flows (Unaudited):
     ---------------------------------------------------------------------

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


                 (in thousands)                  1996       1995
                                               --------   --------
     Future cash inflows                       $210,473   $ 60,336
     Future production costs                    (63,007)   (21,292)
     Future development costs                   (31,941)   (15,819)
     Future income tax provision                (27,174)    (4,220)
                                               --------   --------
     Future net cash flows                       88,351     19,005
     Less effect of 10% discount factor         (35,368)    (9,574)
                                               --------   --------
     Standardized measure of discounted
      future net cash flows                    $ 52,983   $  9,431
                                               ========   ========

     The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1996 and 1995.

                 (in thousands)                  1996       1995
                                               --------   --------
     Standardized measure, beginning of year   $  9,431   $  6,943
     Purchase of reserves in place                5,398
     Sales of reserves in place                             (3,187)
     Sales of oil and gas produced, net of
      production costs                           (8,659)      (762)
     Net change in prices and production
      costs                                      13,448      2,043
     Extensions, discoveries and improved
      recovery, net                              96,807     33,150
     Revisions of previous quantity estimates     1,428     (6,240)
     Change in future development costs         (16,122)   (13,064)
     Net change in income taxes                 (22,954)    (3,738)
     Accretion of discount                      (25,794)    (5,714)
                                               --------   --------
     Standardized measure, end of year         $ 52,983   $  9,431
                                               ========   ========

                               INDEX TO EXHIBITS


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
2.1      Agreement and Plan of Merger between the Company, IRI Acquisition
         Corp. and Lomax Exploration Company ("IPC") (exclusive of all exhibits)
         (Filed as exhibit 2.1 to the Company's Registration Statement on Form
         S-4, Registration No. 33-80392, and incorporated herein by this reference).

3.1 Amended and Restated Articles of Incorporation, as amended through July 31, 1996 (filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

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

4.1      Credit Agreement between the Company, IPC and Trust Company of the
         West and various affiliated entities (collectively, "TCW") dated
         November 29, 1995 (exclusive of all exhibits and schedules) filed as
         Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

4.1.1    First Amendment to Credit Agreement between the Company, IPC and
         TCW dated as of June 12, 1996 (exclusive of all exhibits) (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

4.1.2    Royalty Agreement dated November 29, 1995, between IPC, TCW DR IV
         Royalty Partnership, L.P. and TCW (exclusive of all exhibits and schedules) (filed as Exhibit 4.1.2 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

4.1.3    Conveyance of Adjustable Overriding Royalty Interest dated
         November 29, 1995 between IPC and TCW DR IV Royalty Partnership, L.P.
         (exclusive of all exhibits and schedules) (filed as Exhibit 4.1.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

4.1.4    Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment,
         Security Agreement, Fixture Filing and Financing Statement dated
         November 29, 1995 between IPC, First American Title Company of Utah,
         Trustee, and TCW Asset Management Company, Collateral Agent (exclusive of all exhibits and schedules) (filed as Exhibit 4.1.4 to the


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
         Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

4.1.5 Guaranty dated November 29, 1995, executed by the Company in favor of TCW and other named parties (filed as Exhibit 4.1.5 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

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

10.1.2   Amended 1988 Option Plan of the Company, as amended through
         August 29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.1.3   "Automatic Adjustment to Number of Shares Covered by Amended 1988
         Option Plan" executed effective June 3, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
         June 30, 1996, and incorporated herein by reference).

10.2 Warrant Agreement and Warrant Certificate between Kyle R. Miller and the Company dated February 23, 1993 (filed as Exhibit 10.2 to the
         Company's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

10.2.1   Warrant Certificate between Kyle R. Miller and the Company dated
         October 15, 1993 representing 3,150 shares (filed as Exhibit 10.2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.2   Warrant Certificate between Kyle R. Miller and the Company dated
         March 22, 1994 representing 5,715 shares (filed as Exhibit 10.2.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.3   Warrant Certificate between Kyle R. Miller and the Company dated
         September 21, 1994 representing 44,811 shares (filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.4   Warrant Certificate between Kyle R. Miller and the Company dated
         September 21, 1994 representing 38,523 shares (filed as Exhibit 10.2.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
10.2.5   Warrant Certificate between Kyle R. Miller and the Company dated
         September 21, 1994 representing 30,000 shares (filed as Exhibit 10.2.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1994, and incorporated herein by reference).

10.2.6 Amendment to Warrant Certificates filed as Exhibits 10.2, 10.2.1 and 10.2.2 (filed as Exhibit 10.2.6 to the Company's Annual Report on
         Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.2.7   Warrant Certificate between Kyle R. Miller and the Company dated
         November 16, 1993 representing 1,500 shares (filed as Exhibit 10.2.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

10.2.8   Warrant Certificate between Kyle R. Miller and the Company dated
         March 15, 1995 representing 1,250 shares (filed as Exhibit 10.2.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

10.2.9   Warrant Certificate between Kyle R. Miller and the Company dated
         November 6, 1995 representing 30,000 shares (filed as Exhibit 10.2.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

10.2.10  First Amendment to Warrant Agreement between the Company and
         Kyle R. Miller dated October 19, 1995 (filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
         September 30, 1995, and incorporated herein by reference).

*10.2.11 Warrant Certificate between the Company and Kyle R. Miller dated May 22, 1996 (corrected version).

*10.2.12 Warrant Certificate between the Company and Kyle R. Miller dated January 23, 1997 representing 70,000 shares.

10.3     Employment Agreement between Kyle R. Miller and the Company dated
         February 23, 1993, which was replaced by Exhibit 10.3.1 (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated February
         23, 1993, and incorporated herein by reference).

10.3.2   Employment Agreement between the Company and Kyle R. Miller dated
         June 1, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

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


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
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

10.8     Cooperative Agreement between IPC and the U.S. Department of
         Energy, and related correspondence (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-4, Registration No. 33-
         80392, and incorporated herein by reference).

10.9     Employment Agreement between IPC and Bill I. Pennington effective
         May 1, 1993, which was replaced by Exhibit 10.9.1 (filed as Exhibit
         10.23 to the Company's Registration Statement on Form S-4, Registration
         No. 33-80392, and incorporated herein by reference).


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
10.9.1   Employment Agreement between the Company and Bill I. Pennington dated September 21, 1994, which was replaced by Exhibit 10.9.2  (filed as Exhibit 10.9.1 to the Company's Annual Report on Form 10-KSB for the
         fiscal year ended December 31, 1994, and incorporated herein by reference).

*10.9.2 Employment Agreement between the Company and Bill I. Pennington dated June 1, 1996 (corrected version).

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

10.10.3 First Amendment to Deferred Compensation Agreement dated effective December 1, 1995 between the Company, IPC and John D. Lomax
         (filed as Exhibit 10.10.3 to the Company's Annual Report  on Form 10-
         KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11    Loan Agreement dated July 8, 1993 between IPC and First Interstate
         Bank of Utah, N.A. regarding $250,000 loan (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-4, Registration No. 33-
         80392, and incorporated herein by reference).

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

10.11.4  Deed of Trust, Mortgage, Assignment, Security Agreement, and
         Financing Statement executed by IPC dated July 19, 1993 securing the obligations described in Exhibit 10.11 (filed as Exhibit 10.25.4 to the Company's Registration Statement on Form S-4, Registration No. 33-
         80392, and incorporated herein by reference).


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
10.12    Loan Agreement dated June 1, 1994 between IPC and John D. Lomax,
         Bill I. Pennington, Jack N. Warren, Allan C. King and T Brooke
         Farnsworth relating to $100,000 loan to IPC (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4, Registration No. 33-
         80392, and incorporated herein by reference).

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

10.14    Subcontract Agreement dated October 8, 1992 between IPC and the
         University of Utah Research Institute (filed as Exhibit 10.28 to the
         Company's Registration Statement on Form S-4, Registration No. 33-
         80392, and incorporated herein by reference).

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


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
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



Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
10.29    Option Agreement dated November 22, 1995 between the Company, IPC and Randall D. Smith (filed as Exhibit 10.29 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.29.1  Warrant Certificate dated November 22, 1995 granted by the
         Company to Randall D. Smith, together with Exhibit "A", a Registration
         Rights Agreement (filed as Exhibit 10.29.1 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.29.2  Form of Agreement dated June 12, 1996 between the Company , IPC,
         Smith Management Company, Inc. ("Smith Management"), Farmout, Inc.
         ("Farmout") and Randall D. Smith, Jeffrey A. Smith and John W. Adams
         (the "Farmout Stockholders") (filed as Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated June 12, 1996, and incorporated herein be reference).

10.29.3 Form of Registration Rights Agreement dated June 12, 1996 between the Company, Smith Management and the Farmout Stockholders
         (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.29.4  Security Agreement dated June 12, 1996 between the Farmout
         Stockholders and the Company (filed as Exhibit 10.3 to the Company's
         Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.29.5  Form of Agreement dated June 12, 1996 between the Company and
         Arthur J. Pasmas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.29.6  Form of Registration Rights Agreement entered into as of July
         31, 1996 between the Company and Arthur J. Pasmas (filed as Exhibit
         10.5 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

*10.29.7 Form of Amendment to Registration Rights Agreement filed as Exhibit
         10.29.6.

10.30    Crude Oil Call/Put Option (Costless Collar) between IPC and Koch
         Gas Services Company dated November 20, 1995 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1995, and incorporated herein by reference).

10.31    Swap Agreement dated November 22, 1994 between the Company and
         Joint Energy Investments Limited Partnership (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.31.1  Termination Agreement Revised dated January 18, 1996 between the
         Company and Enron Capital & Trade Resources Corp. ("ECT") relating to
         Exhibit 10.31 (filed as Exhibit 10.31.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.32    Swap Agreement dated January 18, 1995 between the Company and ECT
         (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.33    Put Option dated January 18, 1996 between the Company and ECT
         (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
10.34    Commodity Option dated January 18, 1996 between IPC and ECT (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the
         fiscal year ended December 31, 1995, and incorporated herein by reference).

*10.35   Employment Agreement between the Company and John E. Dyer dated
         June 1, 1996 (corrected version).

*10.35.1 Amendment to Employment Agreement filed as Exhibit 10.35.

10.36    Crude Oil Call Option between IPC and Enron Capital & Trade
         Resources dated April 3, 1996 (without exhibits) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
         March 31, 1996, and incorporated herein by reference).

*10.37   Warrant Certificate between the Company and John E. Dyer dated
         May 22, 1996 representing 50,000 shares (corrected version).

*10.37.1  Warrant Certificate between the Company and John E. Dyer dated January
          23, 1997 representing 70,000 shares.

*10.38 Warrant Certificate between the Company and Bill I. Pennington dated May 22, 1996, representing 50,000 shares (corrected version).

*10.38.1 Warrant Certificate between the Company and Bill I. Pennington dated January 23, 1997 representing 60,000 shares.

10.39    Agreement - Option to Purchase Inland's Toiyabe Property, Lander
         County, Nevada (without exhibits) (filed as Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-QSB for the quarter ended
         September 30, 1996, and incorporated herein by reference).

*10.39.1 Form of Release of Claims between Placer Dome U.S. Inc.
         ("Placer Dome") and the Company.

*10.39.2 Form of Assignment of Lease (Unpatented Mining Claims) between the Company and Placer Dome.

*10.39.3 Form of Corporation Grant, Bargain and Sale Deed (Unpatented
         Mining Claims) between the Company and Placer Dome.

*10.39.4 Assignment and Bill of Sale between the Company and Placer Dome

10.40    Swap Agreement dated July 8, 1996 between IPC and Koch Gas
         Services Company (filed as Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

*10.41 Letter agreement dated October 30, 1996 between the Company and the Johnson Water District.

*10.42   Collar between Koch Oil Company and the Company effective January
         1, 1997.

*21.1    Subsidiaries of the Company.

*23.1    Consent of Arthur Andersen LLP.

*23.2    Consent of Coopers & Lybrand LLP.

                                      ix


Exhibit                                                                                 Sequentially
Number   Description of Exhibits                                                        Numbered Page
------   -----------------------                                                        -------------
*23.3    Consent of Ryder Scott Company Petroleum Engineers.

*27.1    Financial Data Schedule required by Item 601 of Regulation S-B.


------------------------

*        Filed herewith.