Form 10QSB
period 1997-03-31
INLAND RESOURCES INC
filed 1997-04-28
CIK 717754

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period ________________ to ________________

               Commission file number    0-16487


                            INLAND RESOURCES INC.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


               WASHINGTON                               91-1307042
----------------------------------------   ---------------------------------
(State of incorporation or organization)   (IRS Employer Identification No.)

475 17TH STREET, SUITE 1500, DENVER, COLORADO                80202
---------------------------------------------             ----------
(Address of principal executive offices)                  (ZIP Code)

Issuer's telephone number, including area code:           (303) 292-0900
                                                          --------------

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

                      Yes   xx    No
                           -----      -----

Number of shares of common stock, par value $.001 per share, outstanding as
of April 25, 1997:   6,312,059

Transitional Small Business Disclosure Format:

                        Yes         No xx
                           -----      -----

                            PART 1.  FINANCIAL INFORMATION

                                 INLAND RESOURCES INC.
                                CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                 March 31,     December 31,
                                                                   1997            1996
                                                               ------------    ------------
                     ASSETS                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                    $  8,757,825    $ 10,030,982
  Accounts receivable and accrued sales                           1,949,476       2,077,661
  Inventory                                                       1,579,745         862,229
  Other current assets                                              301,378         242,022
                                                               ------------    ------------
      Total current assets                                       12,588,424      13,212,894
                                                               ------------    ------------
Property and equipment, at cost:
  Oil and gas properties (successful efforts method)             51,418,276      46,832,811
  Accumulated depletion, depreciation and amortization           (4,974,559)     (3,834,517)
                                                               ------------    ------------
                                                                 46,443,717      42,998,294
  Other property and equipment, net                                 928,357         779,161
  Debt issue costs, net                                             314,562         338,262
                                                               ------------    ------------
      Total assets                                             $ 60,275,060    $ 57,328,611
                                                               ------------    ------------
                                                               ------------    ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $  3,275,542    $  4,236,734
  Current portion of long-term debt                               1,425,000       1,148,000
                                                               ------------    ------------
      Total current liabilities                                   4,700,542       5,384,734
                                                               ------------    ------------

Long-term debt                                                   22,971,197      19,972,014

Stockholders' equity:
  Preferred Class A stock, par value $.001, 20,000,000 shares authorized; 1,000,000 shares of Series B issued and
    outstanding, liquidation preference of $12,400,000                1,000           1,000
  Additional paid-in capital - preferred                          9,999,000       9,999,000
  Common stock, par value $.001; 25,000,000 shares
    authorized; issued and outstanding 6,312,059                      6,312           6,312
  Additional paid-in capital - common                            28,649,185      29,129,185
  Accrued preferred Series B dividends                            1,150,000         670,000
  Accumulated deficit                                            (7,202,176)     (7,833,634)
                                                               ------------    ------------
      Total stockholders' equity                                 32,603,321      31,971,863
                                                               ------------    ------------
      Total liabilities and stockholders' equity               $ 60,275,060    $ 57,328,611
                                                               ------------    ------------
                                                               ------------    ------------


                         The accompanying notes are an integral part of the
                                  consolidated financial statements

                                INLAND RESOURCES INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                       (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                 --------------------------
                                                    1997          1996
                                                 ------------   -----------

Revenues:
  Sales of oil and gas                           $ 3,602,296    $  691,982
Operating expenses:
  Lease operating expenses                           600,821       164,336
  Production taxes                                   223,673        31,217
  Exploration                                          9,658         9,781
  Depletion, depreciation and amortization         1,194,042       195,029
  General and administrative, net                    460,326       276,744
                                                 -----------    ----------
      Total operating expenses                     2,488,520       677,107
                                                 -----------    ----------
Operating income                                   1,113,776        14,875
Interest expense                                    (640,021)     (186,934)
Other income, net                                    157,703        32,571
                                                 -----------    ----------
Net income (loss)                                $   631,458    $ (139,488)
                                                 -----------    ----------
                                                 -----------    ----------
Net income (loss) per share - Primary            $       .09    $     (.03)
                                                 -----------    ----------
                                                 -----------    ----------
Weighted average common and common
  equivalent shares outstanding - Primary          6,707,633     4,092,800
                                                 -----------    ----------
                                                 -----------    ----------
Net income (loss) per share - Fully diluted      $       .08    $     (.03)
                                                 -----------    ----------
                                                 -----------    ----------
Weighted average common and common
  equivalent shares outstanding - Fully diluted    8,302,529     4,092,800
                                                 -----------    ----------
                                                 -----------    ----------
Dividends per common share                           NONE            NONE
                                                 -----------    ----------
                                                 -----------    ----------


       The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                    (Unaudited)

                                                                    1997            1996
                                                              -------------    ------------

Cash flows from operating activities:
  Net income (loss)                                           $    631,458     $   (139,488)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Net cash provided by discontinued operations                                   20,817
      Depletion, depreciation and amortization                   1,194,042          195,029
      Amortization of debt issue costs and debt discount            70,200
      Effect of changes in current assets and liabilities:
        Accounts receivable and accrued sales                      128,185         (389,065)
        Inventory                                                 (717,516)        (152,976)
        Other current assets                                       (59,356)        (200,522)
        Accounts payable and accrued expenses                     (961,192)         172,757
                                                              -------------    ------------
Net cash provided (used) by operating activities                   285,821         (493,448)
                                                              -------------    ------------

Cash flows from investing activities:
  Development expenditures and equipment purchases              (4,788,661)      (4,078,203)
                                                              -------------    ------------
Net cash used by investing activities                           (4,788,661)      (4,078,203)
                                                              -------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                       3,500,000        5,000,000
  Payments of long-term debt                                      (270,317)          (4,382)
                                                              -------------    ------------
Net cash provided by financing activities                        3,229,683        4,995,618
                                                              -------------    ------------

Net increase (decrease) in cash and cash equivalents            (1,273,157)         423,967
Cash and cash equivalents at beginning of period                10,030,982        2,970,305
                                                              -------------    ------------
Cash and cash equivalents at end of period                    $  8,757,825     $  3,394,272
                                                              -------------    ------------
                                                              -------------    ------------


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

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.   REVERSE STOCK SPLIT:

     On May 22, 1996, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. All earnings per share amounts and weighted average common and common equivalent shares outstanding as reported on the Consolidated Statement of Operations for 1996 have been restated as if the reverse split occurred January 1, 1996.

4.   EARNINGS PER SHARE:

     The Financial Accounting Standards Board issued Statement No. 128
     "Earnings per Share" ("SFAS No. 128") effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary EPS with a calculation called Basic EPS and replaces Fully Diluted EPS with a calculation called Diluted EPS. The following table shows the impact that adoption of the SFAS No. 128 as of January 1, 1996 would have had on the Company's reported earnings per share:

                                                 Three Months Ending March 31,
                                                     1997           1996
                                                     ----           ----
     Primary earnings per share (as reported)        $ .09         $ (.03)
     Basic earnings per share                        $ .10         $ (.03)

     Fully Diluted earnings per share (as reported)  $ .08         $ (.03)
     Diluted earnings per share                      $ .08         $ (.03)

                               INLAND RESOURCES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996:

     OIL AND GAS SALES - Oil and gas sales during the first quarter of 1997 exceeded the previous year first quarter by $2.9 million, or 421%. The increase was attributable to increased oil and gas sales volumes as the Company drilled and completed 61 wells in the Monument Butte Field during 1996, acquired 20 producing properties on June 12, 1996 through the purchase of Farmout Inc. and drilled an additional seven wells during the first quarter of 1997. Higher average oil and gas sales prices also contributed to the increase.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $106,000 and $62,500 during the first quarters of 1997 and 1996, respectively, to recognize hedging contract settlement losses and contract purchase cost amortization.

     LEASE OPERATING EXPENSES - Lease operating expense increased $436,000 or 266% between periods. Lease operating expense per barrel of oil equivalent ("BOE") sold was $3.02 during the first quarters of 1997 and 1996. The Company expects to improve upon its 1997 operating expense rate per BOE sold, as it did in 1996, by increasing the rate of its development program, thereby increasing sales volumes and allowing for more efficient operations and a wider allocation of operating costs.

     PRODUCTION TAXES - Production taxes as a percentage of sales increased from 4.1% during the first quarter of 1996 to 6.0% during 1997. Production tax expense consists of estimates of the companies yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. The Company believes it has conservatively recorded production taxes during the first quarter of 1997.

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.65 per BOE sold during the first quarter of 1997 compared to $3.89 per BOE sold during the first quarter of 1996.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $184,000 on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $575,000 and $396,000 during the first quarters of 1997 and 1996, respectively. Gross general and administrative expense was $1,035,000 in 1997 and $673,000 in 1996. The increase in expense and reimbursements is primarily a function of the level of operated field activity. During the first quarter of 1997, the Company operated 65 more wells than it did at January 1, 1996. In addition, the Company now maintains and continues to expand its gas gathering and water delivery infrastructures.

     INTEREST EXPENSE - The increase in interest expense resulted from an increase in the average amount of borrowings outstanding during 1997's first quarter.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH HOLDINGS - During the first quarter of 1997, the Company borrowed its remaining loan availability of $3.5 million under the TCW Loan Agreement and generated $1.8 million of cash from operations. The Company used these cash sources and cash on hand to fund the drilling and completion of seven wells, reduce payables, pay the Company's first quarter principal and interest obligation and purchase an inventory of drilling supplies. The net effect of these activities decreased cash $1.3 million and maintained the Company's working capital position at $7.9 million.

The Company believes that cash generated from future operations and its current cash holdings will be sufficient to meet its working capital needs through 1997 and to fund approximately $23 million of its $28 million 1997 budgeted capital expenditures. The Company anticipates funding the shortfall through sales of equity or debt of the Company or through traditional borrowing facilities, but if it is unable to obtain funding from such sources the Company will be required to modify its 1997 development program.

     TCW LOAN AGREEMENT - On November 29, 1995, the Company entered into a Credit Agreement (as amended June 12, 1996) (the "TCW Loan Agreement") with Trust Company of the West and affiliated entities (collectively "TCW"), which provides a recourse loan facility of $25 million for the development of the Monument Butte Field. The TCW Loan Agreement bears interest at a rate of 10% per annum payable quarterly. Minimum principal payments are also due quarterly in the following amounts: $275,000 in 1997, $550,000 in 1998, $1,300,000 in 1999, $1,400,000 in 2000, $1,200,000 in 2001, $750,000 in 2002,
$425,000 in 2003, and $350,000 in 2004, with the final payment being due and payable on December 31, 2004. Additional principal payments may be due under certain circumstances out of excess cash flow, as defined in the TCW Loan Agreement. In addition to these payments, the Company granted TCW an equity yield enhancement in the form of an initial 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties, which continues until the internal annual rate of return to TCW equals 16%, at which time it reduces to 3%, proportionately reduced by IPC's working interest in the oil and gas properties, until TCW's internal annual rate of return equals 22%. The TCW Loan Agreement also subjects the Company to penalties if the loan is prepaid prior to its second anniversary date of November 29, 1997. The Company is required to meet certain minimum ratios, is subject to covenants not to engage in various activities without TCW's prior consent, and may not pay any dividends or make any other distributions to stockholders without TCW's prior written consent (consent has been given for the payment of stock dividends on Inland's Series B Preferred Stock). The TCW Loan Agreement also contains a provision that if any material adverse change occurs in the Company's financial condition that is not remedied within 60 days, TCW has the right to declare the Company in default. The TCW Loan Agreement is collateralized by the Company's interest in substantially all of its oil and gas and other properties. At March 31, 1997, the Company had borrowed the entire $25 million of loan availability under the TCW Loan Agreement.

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

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during 1997 or 1996.

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

ITEM 2.   CHANGES IN SECURITIES

     The Company accrued for issuance 47,847 shares of common stock dividends related to its Preferred Series B Stock during the quarter. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933.

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

27.1      Financial Data Schedule required by Item 601 of Regulation S-B.*

----------------------

*         Filed herewith.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.

                              INLAND RESOURCES INC.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INLAND RESOURCES INC.
                                       --------------------------------------
                                       (Registrant)


Date:  April 28, 1997                  By: /s/ Kyle R. Miller
                                           ----------------------------------
                                           Kyle R. Miller
                                           Chief Executive Officer


Date:  April 28, 1997                  By: /s/ Michael J. Stevens
                                           ----------------------------------
                                           Michael J. Stevens
                                           Controller (Principal Accounting
                                           Officer)