Form 10QSB
period 1997-06-30
INLAND RESOURCES INC
filed 1997-08-14
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

             For the transition period ________ to ________

                      Commission file number    0-16487


                              INLAND RESOURCES INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Washington                                  91-1307042
---------------------------------------       ---------------------------------
(State of incorporation or organization)      (IRS Employer Identification No.)


475 17th Street, Suite 1500, Denver, Colorado               80202
---------------------------------------------            ----------
(Address of principal executive offices)                 (ZIP Code)

Issuer's telephone number, including area code:       (303) 292-0900


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

                                       Yes   xx    No
                                             --        --

Number of shares of common stock, par value $.001 per share, outstanding as
of August 1, 1997:   8,296,730

Transitional Small Business Disclosure Format

                                       Yes   xx    No
                                             --        --

                       PART 1.  FINANCIAL INFORMATION

                                INLAND RESOURCES INC.
                             CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND DECEMBER 31, 1996


                                                      June 30,    December 31,
                                                        1997          1996
                                                     -----------    -----------
                          ASSETS                     (Unaudited)
Current assets:
   Cash and cash equivalents                         $ 3,426,550    $10,030,982
   Accounts receivable and accrued sales               1,547,948      2,077,661
   Inventory                                           2,197,215        862,229
   Other current assets                                  434,110        242,022
                                                     -----------    -----------
            Total current assets                       7,605,823     13,212,894
                                                     -----------    -----------
Property and equipment, at cost:
   Oil and gas properties (successful efforts
    method)                                          62,540,650      46,832,811
   Accumulated depletion, depreciation and
    amortization                                      (6,125,361)    (3,834,517)
                                                     -----------    -----------
                                                      56,415,289     42,998,294
   Other property and equipment, net                     990,782        779,161
   Debt issue costs, net                                 193,809        338,262
                                                     -----------    -----------
            Total assets                             $65,205,703    $57,328,611
                                                     -----------    -----------
                                                     -----------    -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses             $ 7,179,297    $ 4,236,734
   Current portion of long-term debt                                  1,148,000
                                                     -----------    -----------
            Total current liabilities                  7,179,297      5,384,734
                                                     -----------    -----------

Long-term debt                                        26,187,150     19,972,014

Stockholders' equity:
  Preferred Class A stock, par value $.001, 20,000,000
   shares authorized; 1,000,000 shares of Series B
   issued and outstanding, liquidation preference
   of $12,400,000                                          1,000          1,000
  Additional paid-in capital - preferred               9,999,000      9,999,000
  Common stock, par value $.001; 25,000,000 shares
   authorized; issued and outstanding 6,319,059 and
   6,312,059, respectively                                 6,319          6,312
  Additional paid-in capital - common                 29,151,053     29,129,185
  Accrued preferred Series B dividends                 1,623,000        670,000
  Accumulated deficit                                 (8,941,116)    (7,833,634)
                                                     -----------    -----------
            Total stockholders' equity                31,839,256     31,971,863
                                                     -----------    -----------
            Total liabilities and stockholders'
             equity                                  $65,205,703    $57,328,611
                                                     -----------    -----------
                                                     -----------    -----------


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                        Three months ended            Six months ended
                                             June 30,                     June 30,
                                    -------------------------    --------------------------
                                       1997           1996           1997           1996
                                    ----------    -----------    -----------    -----------
Revenues:
   Sales of oil and gas             $2,885,483    $ 2,552,714    $ 6,487,779    $ 3,244,696
                                    ----------    -----------    -----------    -----------

Operating expenses:
   Lease operating expenses            620,104        290,372      1,220,925        454,708
   Production taxes                     55,574         91,646        279,247        122,863
   Exploration                          20,268          3,422         29,926         13,203
   Depletion, depreciation and
    amortization                     1,220,802        690,233      2,414,844        885,262
   General and administrative, net     380,918        394,800        841,244        671,544
                                    ----------    -----------    -----------    -----------
        Total operating expenses     2,297,666      1,470,473      4,786,186      2,147,580
                                    ----------    -----------    -----------    -----------

Operating income                       587,817      1,082,241      1,701,593      1,097,116
Interest expense                      (655,945)      (320,329)    (1,295,966)      (507,263)
Other income, net                      146,541         58,949        304,244         91,520
                                    ----------    -----------    -----------    -----------
Net income before extraordinary loss    78,413        820,861        709,871        681,373
Extraordinary loss on early
 extinguishment of debt               (864,353)                     (864,353)
                                    ----------    -----------    -----------    -----------

Net income (loss)                   $ (785,940)   $   820,861    $  (154,482)   $   681,373
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------

Net income (loss) per share -
 Primary
   Before extraordinary loss        $     0.01    $      0.18    $      0.11    $      0.16
   Extraordinary loss               $    (0.13)                  $     (0.13)
                                    ----------    -----------    -----------    -----------
        Total                       $    (0.12)   $      0.18    $     (0.02)   $      0.16
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------

Weighted average common and common
 Equivalent shares outstanding -
 Primary                             6,726,563      4,465,595      6,715,515      4,300,504
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------

Net income (loss) per share -
 Fully diluted

   Before extraordinary loss        $     0.01    $      0.14    $      0.08    $      0.12
   Extraordinary loss               $    (0.13)                  $     (0.10)
                                    ----------    -----------    -----------    -----------
        Total                       $    (0.12)   $      0.14    $     (0.02)   $      0.12
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------
Weighted average common and common
 equivalent shares outstanding -
 Fully diluted                       8,342,058      5,681,227      8,315,800      5,516,135
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------

Dividends per share                    NONE           NONE           NONE            NONE
                                    ----------    -----------    -----------    -----------
                                    ----------    -----------    -----------    -----------

                The accompanying notes are an integral part of
                     the consolidated financial statements

                              INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                         1997           1996
                                                     -----------    ------------
Cash flows from operating activities:
   Net income (loss)                                 $ (154,482)    $   681,373
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
      Net cash used by discontinued operations                          (15,942)
      Depletion, depreciation and amortization        2,414,844         885,262
      Amortization of debt issue costs and
       debt discount                                    140,400          42,229
      Loss on early extinguishment of debt              864,353
      Effect of changes in current assets and
       liabilities:
         Accounts receivable and accrued sales          529,713        (821,033)
         Inventory                                   (1,334,986)       (439,152)
         Other current assets                          (192,088)       (426,925)
         Accounts payable and accrued expenses        2,942,563         369,468
                                                    ------------    ------------
Net cash provided by operating activities             5,210,317         275,280
                                                    ------------    ------------

Cash flows from investing activities:
   Acquisition of oil and gas properties             (3,574,898)
   Development expenditures and equipment
    purchases                                       (12,468,562)    (10,954,655)
                                                    ------------    ------------
Net cash used by investing activities               (16,043,460)    (10,954,655)
                                                    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of employee stock
    options                                              21,875          16,250
   Proceeds from issuance of long-term debt          29,500,000      12,578,192
   Payments of long-term debt                       (25,099,355)        (38,625)
   Debt issue costs                                    (193,809)
                                                    ------------    ------------
Net cash provided by financing activities             4,228,711      12,555,817
                                                    ------------    ------------

Net increase (decrease) in cash and cash
 equivalents                                         (6,604,432)      1,876,442
Cash and cash equivalents at beginning of period     10,030,982       2,970,305
                                                    ------------    ------------

Cash and cash equivalents at end of period          $ 3,426,550     $ 4,846,747
                                                    ------------    ------------
                                                    ------------    ------------


Noncash financing and investing activity:
   Purchase of Farmout Inc. for common stock                        $ 6,542,500
                                                                    ------------
                                                                    ------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                             INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    -------



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

3. DEBT REFINANCING:

   On June 30, 1997, the Company entered into a $50 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The borrowing base under the facility is limited to the collateral value of proved reserves as determined semiannually by the lender. The initial borrowing base of $26 million was fully funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire the loan obligation to Trust Company of the West ("TCW") and to purchase an override on the Company's properties held by TCW. The CIBC Loan Agreement is interest only until July 1, 1999 when the facility converts to a three year amortizing term loan. Interest under the agreement is calculated, at the Company's option, using either a base rate plus a spread of 0% to .875% or the London interbank eurodollar rate ("LIBOR") plus a spread of 1% to 1.875%. The spread percentage is determined based on the Company's borrowings relative to its borrowing base. The CIBC Loan Agreement restricts the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lender and requires the Company to maintain certain net worth, interest coverage and working capital ratios. On June 30, 1997, the Company's outstanding balance was $26 million accruing interest at a rate of 9.375%. On July 7, 1997, the Company converted the interest method under the CIBC Loan Agreement to the LIBOR option reducing the interest rate to 7.5625%.

4. EARNINGS PER SHARE:

   The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128") effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary EPS with a calculation called Basic EPS and replaces Fully Diluted EPS with a calculation called Diluted EPS. The following table shows the impact that adoption of the SFAS No. 128 as of January 1, 1996 would have had on the Company's reported earnings per share:
                                       4

                            INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Three months ended           Six months ended
                                      June 30,                     June 30,
                                 --------------------        -------------------
                                  1997          1996          1997          1996
                                 -------       ------        -------       -----
   PRIMARY EPS AS REPORTED
Before extraordinary loss        $ 0.01        $ 0.18        $ 0.11        $0.16
Extraordinary loss               $(0.13)                     $(0.13)
                                 -------       ------        -------       -----
   Total                         $(0.12)       $ 0.18        $(0.02)       $0.16
                                 -------       ------        -------       -----
                                 -------       ------        -------       -----
         BASIC EPS
Before extraordinary loss        $ 0.01        $ 0.19        $ 0.11        $0.16
Extraordinary loss               $(0.13)                     $(0.13)
                                 -------       ------        -------       -----
   Total                         $(0.12)       $ 0.19        $(0.02)       $0.16
                                 -------       ------        -------       -----
                                 -------       ------        -------       -----

FULLY DILUTED EPS AS REPORTED
Before extraordinary loss        $ 0.01        $ 0.14        $ 0.08        $0.12
Extraordinary loss               $(0.13)                     $(0.10)
                                 -------       ------        -------       -----
   Total                         $(0.12)       $ 0.14        $(0.02)       $0.12
                                 -------       ------        -------       -----
                                 -------       ------        -------       -----

        DILUTED EPS
Before extraordinary loss        $ 0.01        $ 0.15        $ 0.08        $0.13
Extraordinary loss               $(0.13)                     $(0.10)
                                 -------       ------        -------       -----
   Total                         $(0.12)       $ 0.15        $(0.02)       $0.13
                                 -------       ------        -------       -----
                                 -------       ------        -------       -----


5.  SUBSEQUENT EVENTS:

    AGREEMENT TO PURCHASE ENSERCH ASSETS
    On July 14, 1997, the Company entered into a Purchase and Sale Agreement with Enserch Exploration, Inc. ("Enserch") to acquire all of Enserch's property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase includes interest in 147 wells (40 net) including 52 wells operated by Enserch and 43 wells already operated by the Company. The remaining nonoperated production is comprised of 52 gross (2 net) wells. Also included in the purchase were 9,600 net undeveloped acres, water rights and a water transportation and distribution system. A downpayment of 10% of the $10.1 million purchase price was made on July 14, 1997 from cash on hand. The balance of $9.09 million, as adjusted for a March 31, 1997 effective date, will be made at closing scheduled for August 15, 1997.

    AGREEMENT TO PURCHASE REFINING ASSETS
    On July 14, 1997, the Company entered into a Purchase and Sale Agreement with Crysen Refining, Inc. and Sound Refining, Inc. (collectively "Crysen") covering the purchase of two oil refineries and related assets; one located in Salt Lake City, Utah and one located in Tacoma, Washington. The purchase price of approximately $25 million includes the physical plant and land, the crude oil and finished products inventory and net receivable position of both refineries. The closing is scheduled for September 30, 1997 and is subject to Inland performing extensive environmental, financial and engineering due diligence and satisfaction of other closing conditions. The Crysen refinery, located in Salt Lake City, Utah, has a nominal capacity of 12,500 barrels of oil per day. The Sound refinery, located in Tacoma, Washington, has a nominal capacity of 6,000 barrels of oil per day and is principally an asphalt processing facility. The Company may consider assigning its right to acquire the Tacoma facility to an unrelated purchaser prior to closing.

                              INLAND RESOURCES INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SALE OF PREFERRED STOCK

On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of Enron Corp. for cash of $10 million. Concurrently with the issuance of the Series C Stock, the Company called for redemption its outstanding Series B Convertible Preferred Stock (the "Series B Stock"). The holders of the Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Inland Common Stock.

The Series C Stock is initially convertible at any time by the holder into
8.333 shares of Inland Common Stock, an effective conversion price of $12.00 per share. The Series C Stock bears a dividend of 10% per annum. Accumulated dividends may also be converted by the holder at the same ratio as the Series C Stock. Subsequent to July 21, 2000, (the third anniversary), the Company has the option to redeem for cash at par value ($100 per share) all outstanding shares of Series C Stock plus accrued dividends. If not converted by the holder or redeemed for cash by the Company prior to the later of (i) July 21, 2005 (the eighth anniversary) or (ii) six months following maturity of any high yield offering or long-term debt financing in the aggregate amount of at least $25 million obtained after July 21, 1997, the Company must redeem the Series C Stock and all accrued dividends for (i) cash or, at the Company's election, (ii) Common Stock issued at 80% of the market price of the Common Stock on the day of redemption.

The Company must also redeem the Series C Stock if (a) the Company enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Stock elect to be redeemed prior to the Company commencing such new line of business (closing on the purchase of the Crysen refining assets is considered to be an entry into a new line of business), or (b) the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of Common Stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Stock (which is initially $12 per share). The Series C Stock votes with common stockholders on all matters based on the number of shares of Inland Common Stock the Series C Stock is convertible into; except for the approval of amendments to the Series C Stock, the authorization of any other series of preferred stock having equal or greater rights, and the approval of any merger, consolidation or share exchange involving the Company unless the holder of the Series C Stock receives equivalent stock with equivalent rights. In these instances, the Series C Stock votes as a separate class. The Series C Stock also carries anti-dilution protection, rights to demand registration at the Company's expense and a liquidation preference equal to par value of all outstanding shares plus accrued dividends.

AGREEMENT TO PURCHASE EREC ASSETS

On July 25, 1997, the Company entered into an Agreement of Sale and Purchase with Equitable Resources Energy Company ("EREC") to acquire all of EREC's property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase includes interest in 279 wells (185 net) including 227 wells operated by EREC and 6 wells already operated by the Company. The remaining nonoperated production is comprised of 52 gross (4 net) wells. Also included in the purchase were 23,400 net undeveloped acres, water rights, a water transportation and distribution system and a gas gathering and processing system. A downpayment of 10% of the approximately $53 million purchase price was made on July 25, 1997 from cash on hand. The balance of $48 million, as adjusted for an April 1, 1997 effective date, will be made at closing which is scheduled for September 30, 1997, subject to completion of due diligence and satisfaction of various closing conditions.

                                INLAND RESOURCES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     -----



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996:

     OIL AND GAS SALES - Oil and gas sales during the second quarter of 1997 exceeded the previous year second quarter by $333,000, or 13%. The increase was attributable to increased oil and gas sales volumes as the Company drilled and completed a total of 60 wells during the twelve months ending June 30, 1997 and acquired 20 producing properties on June 12, 1996 through the purchase of Farmout Inc. Although production increased 35% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 13% due primarily to an 18% decrease in the average price received for crude oil production from $20.01 during the second quarter of 1996 to $16.47 during the same period in 1997.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $37,000 and $168,000 during the second quarters of 1997 and 1996, respectively, to recognize hedging contract settlement losses and contract purchase cost amortization.

     LEASE OPERATING EXPENSES - Lease operating expense per BOE sold was $3.09 during the second quarter of 1997, slightly up from the $3.02 experienced during the first quarter of 1997. The Company's operating expense rate per BOE was $2.31 during the year ended December 31, 1996 and $1.95 during the second quarter of 1996. The Company expects to improve upon its 1997 operating expense rate per BOE sold by continuing its aggressive development program and performing a smooth operational integration of the announced acquisitions subsequent to each of their closings. The development activity and acquisitions should have the effect of increasing sales volumes and creating more efficient field operations thereby allowing a wider allocation of operating costs in relation to incremental operating costs incurred.

     PRODUCTION TAXES - Production tax expense consists of estimates of the companies yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the second quarter, the Company revised its estimate of its yearly effective production tax rate from 6.0%, as recorded during the first quarter, to 4.2%. The adjustment caused the second quarter 1997 production tax expense to equal 1.9% of oil and gas sales. The estimated effective production tax rate recorded during the second quarter of 1996 was 3.4%.

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes and an increased depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.65 per BOE sold during the second quarter of 1997 compared to $4.36 per BOE sold during the second quarter of 1996.

                             INLAND RESOURCES INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     -----


     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense decreased $14,000 on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $684,000 and $481,000 during the second quarters of 1997 and 1996, respectively. Gross general and administrative expense was $1,065,000 in 1997 and $876,000 in 1996. The increase in expense and reimbursements is primarily a function of the level of operated field activity. During the second quarter of 1997, the Company operated 85 more wells than it did at April 1, 1996. In addition, the Company now maintains and continues to expand its gas gathering and water delivery infrastructures.

     INTEREST EXPENSE - Borrowings during the second quarters of 1997 and 1996 were recorded at an effective interest rate of 11%. The increase in expense during the second quarter of 1997 was due to an increase in the average amount of borrowings outstanding during the period.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On June 30, 1997, the Company refinanced an existing obligation to Trust Company of the West. Unamortized debt issue costs of $290,862 and an unamortized loan discount of $573,491 were written off as an extraordinary loss.

     INCOME TAXES - During 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996:

     OIL AND GAS SALES - Oil and gas sales during the first half of 1997 exceeded the previous year initial six months by $3,243,000, or 100%. The increase was attributable to increased oil and gas sales volumes as the Company drilled and completed a total of 60 wells during the twelve months ending June 30, 1997 and acquired 20 producing properties on June 12, 1996 through the purchase of Farmout Inc. Although production increased 108% on a barrel of oil equivalent ("BOE") basis, the sales increase was 100% due primarily to an 8% decrease in the average price received for crude oil production from $19.62 during the first half of 1996 to $17.96 during the same period in 1997. Oil and gas sales were decreased by $143,000 and $230,000 during the first half of 1997 and 1996, respectively, to recognize hedging contract settlement losses and contract purchase cost amortization.

     LEASE OPERATING EXPENSES - Lease operating expense per BOE sold was $3.06 during the first six months of 1997. The Company experienced a rate of $2.31 per BOE during the year ended December 31, 1996 and $2.38 per BOE during the initial six months of 1996. The Company expects to improve upon its 1997 operating expense rate per BOE sold by continuing its aggressive development program and performing a smooth operational integration of the announced acquisitions subsequent to each of their closings. The development activity and acquisitions should have the effect of increasing sales volumes and creating more efficient field operations thereby allowing a wider allocation of operating costs in relation to incremental operating costs incurred.

     PRODUCTION TAXES - Production tax expense consists of estimates of the companies yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. The Company's estimate of its yearly effective production tax rate is 4.2% for 1997. The estimated effective production tax rate recorded during the first half of 1996 was 3.4%.

                               INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    -----

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes and an increased depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.65 per BOE sold during the initial six months of 1997 compared to $4.25 per BOE sold during the same period in 1996.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $170,000 on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $1,196,000 and $877,000 during the six month periods ended June 30, 1997 and 1996, respectively. Gross general and administrative expense was $2,037,000 in 1997 and $1,549,000 in 1996. The increase in expense and reimbursements is primarily a function of the level of operated field activity. During the second quarter of 1997, the Company operated 100 more wells than it did at January 1, 1996. In addition, the Company now maintains and continues to expand its gas gathering and water delivery infrastructures.

     INTEREST EXPENSE - Borrowings during 1997 and 1996 were recorded at an effective interest rate of 11%. The increase in expense during 1997 was due to an increase in the average amount of outstanding borrowings.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On June 30, 1997, the Company refinanced an existing obligation to Trust Company of the West. Unamortized debt issue costs of $290,862 and an unamortized loan discount of $573,491 were written off as an extraordinary loss.

     INCOME TAXES - During 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     DEBT REFINANCING - On June 30, 1997, the Company entered into a $50 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement). The borrowing base under the facility is limited to the collateral value of proved reserves as determined semiannually by the lender. The initial borrowing base of $26 million was fully funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire the $24.45 million loan obligation due to Trust Company of the West ("TCW") and to purchase an override for $3.57 million on the Company's properties held by TCW. The CIBC Loan Agreement is interest only until July 1, 1999 when the facility converts to a three year amortizing term loan. Interest under the agreement is calculated, at the Company's option, using either a base rate plus a spread of 0% to .875% or the London interbank eurodollar rate ("LIBOR") plus a spread of 1% to 1.875%. The spread percentage is determined based on the Company's borrowings relative to its borrowing base. The CIBC Loan Agreement restricts the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lender and requires the Company to maintain certain net worth, interest coverage and working capital ratios. On June 30, 1997, the Company's outstanding balance was $26 million accruing interest at a rate of 9.375%. On July 7, 1997, the Company converted the interest method under the CIBC Loan Agreement to the LIBOR option reducing the interest rate to 7.5625%.

                            INLAND RESOURCES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ------

     WORKING CAPITAL AND CASH HOLDINGS - In addition to the activity noted above, during the initial six months of 1997, the Company borrowed its remaining loan availability of $3.5 million under the TCW Loan Agreement, generated $4.1 million of cash from operations and increased accounts payable and accrued expenses by $2.9 million. The Company used these cash sources and cash on hand to finance the drilling and completion of 31 wells, fund the Company's principal and interest obligation under the TCW Loan Agreement and purchase an inventory of drilling supplies. The effect of all transactions and operations performed through June 30, 1997 was a net cash outflow of $6.6 million causing the Company's cash balance to decrease to $3.4 million, and the Company's net working capital position to decrease to $427,000, at June 30, 1997.

     TRANSACTIONS SUBSEQUENT TO JUNE 30, 1997 - On July 14, 1997, the Company entered into a Purchase and Sale Agreement with Enserch Exploration, Inc. ("Enserch") to acquire all of Enserch's property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. A downpayment of 10% of the $10.1 million purchase price was made on July 14, 1997 from cash on hand. The balance of $9.09 million, as adjusted for a March 31, 1997 effective date, will be made at closing scheduled for August 15, 1997.

On July 21, 1997, Inland closed the sale and issuance of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of Enron Corp. The net proceeds to the Company after payment of closing fees was $9.6 million. The proceeds were used to fund the downpayment of the EREC acquisition (discussed below) and for working capital purposes.

On July 25, 1997, the Company entered into an Agreement of Sale and Purchase with Equitable Resources Energy Company ("EREC") to acquire all of EREC's property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. A downpayment of 10% of the approximately $53 million purchase price was made on July 14, 1997 from cash on hand. The balance of $48 million, as adjusted for an April 1, 1997 effective date, will be made at closing which is scheduled for September 30, 1997.

In addition to the above transactions, the Company also entered into a Purchase and Sale Agreement with Crysen Refining, Inc. and Sound Refining, Inc. (collectively "Crysen"). No downpayment was required at the time of entering into the agreement. The estimated purchase price of $25 million includes the physical plant and land for two oil refineries, their crude oil and finished products inventory and their net receivable positions. The Company is required to perform due diligence procedures by September 10, 1997 and make a nonrefundable earnest money deposit of $250,000. The balance of the acquisition cost is due at closing scheduled for September 30, 1997. Depending on the outcome of the due diligence procedures and other factors, the Company may also require additional capital to upgrade the Salt Lake City refinery. The estimated cost of the facility upgrade, if performed, is currently unknown. The Company may consider assigning its right to acquire the Tacoma facility to an unrelated purchaser prior to closing.

                            INLAND RESOURCES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ------

In summary, using approximate dollar amounts in all cases, the Company requires $9 million to close the Enserch acquisition on August 15, 1997, $48 million to close the EREC acquisition on September 30, 1997, $25 million to close the Crysen acquisition on September 30, 1997, $16 million to complete its 1997 development drilling program in the Monument Butte Field and, if determined appropriate, additional capital to upgrade the Crysen facility. The Company anticipates entering into an amendment to the CIBC Loan Agreement that will (i) increase the borrowing base by $6 million for the Enserch acquisition at closing scheduled for August 15, 1997 (the "Traunche A Loan")
(ii) establish a $3 million twelve month non-conforming term loan to be funded at the Enserch closing (the "Traunche B Loan"). The Traunche A Loan is expected to conform to the terms originally established in the CIBC Loan Agreement. The Traunche B Loan is expected to carry the exact same terms as the Traunche A Loan except (i) interest will be calculated at LIBOR plus 3.25% for the initial 90 days after closing; the interest rate would then increase 0.50% on the 91st day and every 90 days thereafter until maturity
(ii) a 1% fee would be due upon each extension of additional availability
(iii) maturity would be the earlier of August 15, 1998 or the effective date of any new debt or equity offering in excess of $1 million. The combination of the Traunche A Loan and Traunche B Loan would provide the Company with sufficient capital to fund the Enserch acquisition. However, there is no assurance that the Company will be able to close and fund this amendment to the CIBC Loan Agreement or raise sufficient capital from other sources. As a result, the Company may have to forgo the acquisition of the Enserch assets, and, although unlikely, it is possible the Company could forfeit the downpayment already made.

In addition, the Company is engaged in discussions and negotiations with other lending sources to provide loans to be used to fund the acquisitions of Crysen and EREC, repay the Traunche B Loan (if advanced), provide capital for the continued development of the Monument Butte Field and, if determined to be economically feasible, provide capital for any necessary upgrade of the Crysen refinery. There is no assurance that the Company will be able to raise sufficient capital through these sources to fund any of the contemplated uses of proceeds. As a result, the Company may have to forgo the purchase of the Crysen facility, forgo the purchase of the EREC assets, and, although unlikely, forfeit the downpayment already made, slow development of the Monument Butte Field and comply with the terms of the Traunche B Loan for a period longer than originally anticipated.

    CRUDE OIL HEDGING ACTIVITIES - The Company has a hedge in place with Enron Capital and Trade Resources Corp. (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel, no payment is due under the contract. If the average price is less than $18.00, the Company is paid the difference between $18.00 and the average price, multiplied by barrels of crude oil hedged that month. Similarly, should the average price exceed $20.55 per barrel, the Company is required to pay the difference between $20.55 and the average price, multiplied by barrels of crude oil hedged that month. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. The combination of the two contracts limits the Company's remaining exposure under the Enron Hedge to the settlements during the period January 1997 through December 1997 at 10,900 barrels per month. In an effort to limit its downside exposure, on July 8, 1996, the Company purchased from Koch 720,000 put options for $133,200 with a strike price of $15.00. The contract settles in monthly amounts of 60,000 put options during the period January 1997 to December 1997. The Company has also purchased for $33,000 from Enron 300,000 put options with a strike price of $16.00 that settle in monthly amounts of 100,000 put options during the period January through March 1998.

                            INLAND RESOURCES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ------

     MARKETS - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Crude oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be processed. The Company has been conducting discussions with each refinery to inform them of the outlook for Black Wax production in this region and has entered into an agreement to purchase the assets of Crysen to provide a captured refining source for its Black Wax crude oil, if determined to be desirable. Until the Crysen acquisition is completed, or some other arrangement is reached, there will continue to be short-term downward pressure on Black Wax pricing. If the Company fails to close on the acquisition of Crysen, the Company expects to negotiate a long-term marketing arrangement or some other agreement that will be beneficial to the Company, although there can be no assurance it will be able to do so.

     The Company continues to aggressively seek other opportunities to acquire existing oil and gas production in developed fields. The Company will attempt to finance such acquisitions through (i) seller financing, whenever possible; (ii) joint operating agreements with industry partners where the Company may sell part of its position to provide acquisition and development funds; (iii) sales of equity or debt of the Company; or (iv) traditional bank lines of credit.

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

                            INLAND RESOURCES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ------

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

                                INLAND RESOURCES INC.

                                        -----

Items 1, 3 and 5 are omitted from this report as inapplicable.

ITEM 2.  CHANGES IN SECURITIES.

The Company accrued for issuance 47,847 shares of common stock dividends related to its Series B Stock during each of the first two quarters of the year. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended.

As previously discussed in Items 1 and 2, the Company issued 100,000 shares of Series C Stock for gross proceeds of $10 million ($9.6 million net of closing fees) on July 21, 1997, and in connection therewith called its Series B Stock for redemption, but the holders of Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Common Stock. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, for the issuance of the Series C Stock and the issuance of the Common Stock upon conversion of the Series B Stock.

The general provisions of the Series C Stock, and the effects on the holders of Common Stock, are discussed in items 1 and 2 and reference is hereby made to such discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On April 30, 1997, the Company held its Annual Meeting of Stockholders. During this meeting, the stockholders voted on the following items:

     (1) The holders of Common Stock and Series B Preferred Stock voted on the election of five members to the Board of Directors to serve until the 1998 annual meeting of stockholders or until their respective successors are duly elected and qualified;

Item (1) was approved by an affirmative vote of approximately 71% of the total outstanding shares of Common Stock and Series B Preferred Stock.

     (2) To consider and act upon a proposal (the "Proposal") to approve the 1997 Stock Option Plan under which the Company would reserve 500,000 shares of Common Stock for issuance to key employees, directors, and consultants of the Company.

Item (2) was approved with 4,620,534 shares voting For the item, 30,704 shares voting Against, and 9,403 shares Abstaining.

                              PART II.  OTHER INFORMATION

                                INLAND RESOURCES INC.

                                        -----

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB.

Exhibit
Number  Description of Exhibits
------- -----------------------

3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997. *

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

4.1 Credit Agreement between the Company and Canadian Imperial Bank of Commerce dated June 30, 1997 (exclusive of all exhibits and schedules).*

10.1 Securities Purchase Agreement dated July 21, 1997 between the Company and Joint Energy Investments Development Limited Partnership. *

10.2 Registration Rights Agreement dated July 21, 1997 between the Company and Joint Energy Investments Development Limited Partnership.*

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

                                      INLAND RESOURCES INC.
                                      (Registrant)

Date:   August 14 , 1997              By:  /s/  Kyle R. Miller
                                         ------------------------------------
                                         Kyle R. Miller
                                         Chief Executive Officer


Date:   August 14, 1997               By:  /s/  Michael J. Stevens
                                         ------------------------------------
                                         Michael J. Stevens
                                         Vice President - Accounting and
                                         Administration
                                         (Principal Accounting Officer)