Form 10QSB
period 1997-09-30
INLAND RESOURCES INC
filed 1997-11-05
CIK 717754

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period                    to
                                 ------------------    ---------------

                       Commission file number    0-16487
                                              ----------------

                             INLAND RESOURCES INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Washington                                  91-1307042
----------------------------------------       ---------------------------------
(State of incorporation or organization)       (IRS Employer Identification No.)


475 17th Street, Suite 1500, Denver, Colorado             80202
---------------------------------------------           ----------
(Address of principal executive offices)                (ZIP Code)

Issuer's telephone number, including area code:           (303) 292-0900
                                               ---------------------------------


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

                                Yes   xx    No
                                    ------     ------

Number of shares of common stock, par value $.001 per share, outstanding as of
November 3, 1997:   8,359,830
                    ---------

Transitional Small Business Disclosure Format:

                                Yes         No   xx
                                    ------     ------

                        PART 1.  FINANCIAL INFORMATION

                            INLAND RESOURCES INC.
                          CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                     September 30,  December 31,
                                                          1997         1996
                                                     -------------  ------------
                                                     (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents                         $  4,981,168   $10,030,982
   Accounts receivable and accrued sales                1,474,487     2,077,661
   Inventory                                            1,816,727       862,229
   Other current assets                                 2,643,774       242,022
                                                     ------------   -----------
         Total current assets                          10,916,156    13,212,894
                                                     ------------   -----------

Property and equipment, at cost:
   Oil and gas properties (successful efforts
    method)                                           136,360,645    46,832,811
   Accumulated depletion, depreciation and
    amortization                                       (7,697,749)   (3,834,517)
                                                     ------------   -----------
                                                      128,662,896     42,998,294
   Other property and equipment, net                    1,277,500       779,161
   Debt issue costs and other long-term assets          3,165,777       338,262
                                                     ------------   -----------
         Total assets                                $144,022,329   $57,328,611
                                                     ------------   -----------
                                                     ------------   -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses             $  9,276,491  $  4,236,734
   Current portion of long-term debt                                  1,148,000
                                                     ------------   -----------
         Total current liabilities                      9,276,491     5,384,734
                                                     ------------   -----------

Long-term debt                                         91,732,674    19,972,014

Mandatorily redeemable Series C preferred stock         9,575,000
Accrued Series C preferred stock dividends                200,000
Warrants outstanding                                    1,300,000

Stockholders' equity:
 Preferred Class A stock, par value $.001,
   20,000,000 shares authorized; 0 and 1,000,000
   shares of Series B issued and outstanding,
   liquidation preference of $12,400,000                                  1,000
   Additional paid-in capital - preferred                             9,999,000
   Common stock, par value $.001; 25,000,000 shares
    authorized; issued and outstanding 8,355,830
    and 6,312,059, respectively                             8,355         6,312
   Additional paid-in capital - common                 41,820,308    29,129,185
   Accrued preferred Series B dividends                                 670,000
   Accumulated deficit                                 (9,890,499)    (7,833,634)
                                                     ------------   -----------
         Total stockholders' equity                    31,938,164    31,971,863
                                                     ------------   -----------
         Total liabilities and stockholders' equity  $144,022,329   $57,328,611
                                                     ------------   -----------
                                                     ------------   -----------

   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                            Three months ended             Nine months ended
                                                               September 30,                  September 30,
                                                        ---------------------------    --------------------------
                                                            1997           1996           1997           1996
                                                        ------------   ------------    -----------   ------------
Revenues:
   Sales of oil and gas                                 $  3,914,971   $  3,553,484    $10,402,750   $  6,798,180
                                                        ------------   ------------    -----------   ------------
Operating expenses:
   Lease operating expenses                                  731,780        432,765      1,952,705        887,473
   Production taxes                                          166,049        141,551        445,296        264,414
   Exploration                                                13,558        154,152         43,484        167,355
   Depletion, depreciation and amortization                1,652,388      1,339,341      4,067,232      2,224,603
   General and administrative, net                           490,830        397,479      1,332,074      1,069,023
                                                        ------------   ------------    -----------   ------------
             Total operating expenses                      3,054,605      2,465,288      7,840,791      4,612,868
                                                        ------------   ------------    -----------   ------------

Operating income                                             860,366      1,088,196      2,561,959      2,185,312
Interest expense                                            (598,539)      (515,908)    (1,894,505)    (1,023,171)
Other income, net                                             61,168        153,730        365,412        245,250
                                                        ------------   ------------    -----------   ------------
Net income before extraordinary loss                         322,995        726,018      1,032,866      1,407,391
Extraordinary loss on early extinguishment of debt          (295,378)                   (1,159,731)
                                                        ------------   ------------    -----------   ------------

Net income (loss)                                             27,617        726,018       (126,865)     1,407,391
Preferred Series A Stock dividend on cash redemption                       (214,000)                     (214,000)
Preferred Series B Stock redemption premium                 (580,000)                     (580,000)
                                                        ------------   ------------    -----------   ------------

Net income (loss) available to common stockholders      $   (552,383)  $    512,018    $ (706,865)   $  1,193,391
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------
Net income (loss) per share - Primary
   Before extraordinary loss                                  $(0.03)         $0.09         $ 0.06          $0.25
   Extraordinary loss                                         $(0.04)                       $(0.16)
                                                        ------------   ------------    -----------   ------------
         Total                                                $(0.07)         $0.09         $(0.10)         $0.25
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------
Weighted average common and common
    equivalent shares outstanding - Primary                8,370,477      5,948,745      7,256,512      4,845,703
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------
Net income (loss) per share - Fully diluted
   Before extraordinary loss                                  $(0.03)         $0.07         $ 0.06          $0.20
   Extraordinary loss                                         $(0.04)                       $(0.16)
                                                        ------------   ------------    -----------   ------------
         Total                                                $(0.07)         $0.07         $(0.10)         $0.20
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------
Weighted average common and common
    equivalent shares outstanding - Fully diluted          9,098,602      7,506,124      7,614,617      6,000,768
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------

Dividends per common share                                   NONE           NONE           NONE          NONE
                                                        ------------   ------------    -----------   ------------
                                                        ------------   ------------    -----------   ------------

   The accompanying notes are an integral part of the consolidated financial statements

                             INLAND RESOURCES INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                         1997                1996
                                                                    ------------        -------------
Cash flows from operating activities:
   Net income (loss)                                                $   (126,865)       $   1,407,391
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Net cash used by discontinued operations                                            (87,987)
          Depletion, depreciation and amortization                     4,067,232            2,224,603
          Amortization of debt issue costs and debt discount             155,400               56,467
          Loss on early extinguishment of debt                         1,159,731
          Effect of changes in current assets and liabilities:
             Accounts receivable and accrued sales                       603,174           (1,130,623)
             Inventory                                                  (954,498)            (286,607)
             Other current assets                                       (643,369)            (349,118)
             Accounts payable and accrued expenses                      5,039,757           1,251,991
                                                                    ------------        -------------
Net cash provided by operating activities                              9,300,562            3,086,117
                                                                    ------------        -------------

Cash flows from investing activities:
   Acquisition of oil and gas properties                             (69,922,425)
   Development expenditures and equipment purchases                  (21,907,748)         (18,075,270)
                                                                    ------------        -------------
Net cash used by investing activities                                (91,830,173)         (18,075,270)
                                                                    ------------        -------------

Cash flows from financing activities:
   Net proceeds from sale of preferred stock                           9,575,000            9,992,500
   Proceeds from exercise of employee stock options                      293,166               16,250
   Redemption of preferred Series A stock                                                    (740,624)
   Proceeds from issuance of long-term debt                          131,345,524           16,584,993
   Payments of long-term debt                                        (60,099,355)             (51,433)
   Debt issue costs and prepaid interest                              (3,634,538)
                                                                    ------------        -------------
Net cash provided by financing activities                             77,479,797           25,801,686
                                                                    ------------        -------------

Net increase (decrease) in cash and cash equivalents                  (5,049,814)          10,812,533
Cash and cash equivalents at beginning of period                      10,030,982            2,970,305
                                                                    ------------        -------------

Cash and cash equivalents at end of period                          $  4,981,168        $  13,782,838
                                                                    ------------        -------------
                                                                    ------------        -------------

Noncash financing and investing activity:
   Purchase of Farmout Inc. for common stock                                            $   6,542,500
                                                                                        -------------
                                                                                        -------------


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

3. SALE OF PREFERRED STOCK:

   On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of Enron Corp. for cash of $10 million ($9.6 million net of closing fees). Concurrently with the issuance of the Series C Stock, the Company called for redemption its outstanding Series B Convertible Preferred Stock (the "Series B Stock"). The holders of the Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Inland Common Stock.

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

   The Company must also redeem the Series C Stock if (a) the Company enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Stock elect to be redeemed prior to the Company commencing such new line of business (closing on the purchase of refining assets is considered to be an entry into a new line of business), or (b) the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of Common Stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Stock (which is initially $12 per share). The Series C Stock votes with common stockholders on all matters based on the number of shares of Inland Common Stock the Series C Stock is convertible into; except for the approval of amendments to the Series C Stock, the authorization of any other series of preferred stock having equal or greater rights, and the approval of any merger, consolidation or share exchange involving the Company unless the holder of the Series C Stock receives equivalent stock with equivalent rights. In these instances, the Series C Stock votes as a separate class. The Series C Stock also carries anti-dilution protection, rights to demand registration at the Company's expense and a liquidation preference equal to par value of all outstanding shares plus accrued dividends.

                             INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITION OF ASSETS:

   On August 15, 1997, the Company acquired Enserch Exploration, Inc.'s ("Enserch") property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase price of $10.3 million included interests in 141 wells (47 net) including 52 wells operated by Enserch and 43 wells already operated by the Company. The remaining nonoperated production is comprised of 52 gross (2 net) wells. Also included in the purchase were 9,600 net undeveloped acres, water rights and a water transportation and distribution system.

   On September 30, 1997, the Company acquired Equitable Resources Energy Company's ("EREC") property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase of $55.5 million included interests in 279 wells (184 net) including 227 wells operated by EREC and 48 wells already operated by the Company. Also included in the purchase were 23,400 net undeveloped acres, water rights, a water transportation and distribution system and a gas gathering and processing system.

   The following presents unaudited, pro forma operating results as if the purchase of EREC properties had occurred at January 1, 1996.

                                                     Year ended
                                                  December 31, 1996
                                                  -----------------
        Revenues                                     $19,183,000
        Net income from continuing operations          $ 253,000
        Net income                                     $ 223,000
        Earnings per share - Primary                      $ 0.04
        Earnings per share - Fully diluted                $ 0.03

5. DEBT REFINANCING:

On June 30, 1997, the Company entered into a $50 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The initial advance of $26 million was funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire a loan obligation to Trust Company of the West and to purchase an override on the Company's properties held by Trust Company of the West. On August 15, 1997 an additional $9 million was drawn under the facility to fund the acquisition of properties from Enserch. Interest under the CIBC Loan Agreement was calculated at the London interbank eurodollar rate ("LIBOR") plus a spread of 1.875% or approximately 7.5%.

   On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement provided the Company with $75 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45.0 million of which $17.8 million was drawn at closing. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the lender. The proceeds from the loans were used to finance the acquisition of the properties purchased from EREC, fund full repayment of the CIBC Loan agreement, pay transaction costs and provide the Company with working capital.

                            INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $45.0 million borrowing base, are $4.0 million for the first three quarters, $3.0 million for the next four quarters, $2.5 million for the next four quarters, $2.25 million for the next four quarters, and $2.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company selected a 60 day LIBOR rate resulting in an interest rate of 7.5% subsequent to closing. The ING loan is secured by a first lien on substantially all assets of the Company.

   The TCW Credit Agreement is comprised of a $65.0 million traunche and a $10.0 million traunche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW loan converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted warrants to TCW to purchase 100,000 shares of common stock (subject to anti-dilution adjustments) at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007. The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on $65.0 million traunche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW loan. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10.0 million traunche, upon payment in full of the TCW loan by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return. The TCW Credit Agreement restricts any repayment of the TCW indebtedness until October 1, 1999. The TCW loan is secured by a second lien on substantially all assets of the Company.

   The TCW Credit Agreement and ING Credit Agreement have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. On September 30, 1997, the Company's outstanding balance was $75 million under the TCW Credit Agreement and $17,846,000 under the ING Credit Agreement.

6. EARNINGS PER SHARE:

   The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128") effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary EPS with a calculation called Basic EPS and replaces Fully Diluted EPS with a calculation called Diluted EPS. Adoption of the SFAS No. 128 as of January 1, 1996 would not have had any effect on the Company's reported earnings per share.

                             INLAND RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. PROPOSED REFINERY ACQUISITION:

   On July 14, 1997, the Company entered into a Purchase and Sale Agreement with Crysen Refining, Inc. and Sound Refining, Inc. (collectively "Crysen") covering the purchase of two oil refineries and related assets; one located in Salt Lake City, Utah and one located in Tacoma, Washington. The purchase price of approximately $27 million includes the physical plant and land, the crude oil and finished products inventory and net receivable position of both refineries. The closing is scheduled for November 30, 1997 and is subject to Inland performing additional environmental, financial and engineering due diligence and satisfaction of other closing conditions. The Company made nonrefundable deposits of $250,000 on September 10, 1997 and $1.0 million on October 3, 1997 related to this acquisition. The Crysen refinery, located in Salt Lake City, Utah, has a nominal capacity of 12,500 barrels of oil per day. The Sound refinery, located in Tacoma, Washington, has a nominal capacity of 6,000 barrels of oil per day and is principally an asphalt processing facility. The Company may consider assigning its right to acquire the Tacoma facility to an unrelated purchaser prior to closing.

                            INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996:

    OIL AND GAS SALES - Oil and gas sales during the third quarter of 1997 exceeded the previous year third quarter by $361,000, or 10%. The increase was attributable to increased oil and gas sales volumes as the Company drilled and completed a total of 72 wells during the twelve months ending September 30, 1997. Although production increased 29% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 10% due primarily to a 22% decrease in the average price received for crude oil production from $19.92 during the third quarter of 1996 to $15.63 during the same period in 1997.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $33,000 and $122,000 during the third quarters of 1997 and 1996, respectively, to recognize hedging contract settlement losses and contract purchase cost amortization.

    LEASE OPERATING EXPENSES - Lease operating expense per BOE sold was $2.66 during the third quarter of 1997, down from the $3.06 experienced during the first half of 1997. The Company's operating expense rate per BOE was $2.03 during the third quarter of 1996. The Company expects to further improve upon its 1997 operating expense rate per BOE sold by continuing its aggressive development program and effectively integrating the recent property acquisitions. The development activity and acquisitions should have the effect of increasing sales volumes and creating more efficient field operations thereby allowing a wider allocation of operating costs in relation to incremental operating costs incurred.

    PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the third quarter of 1997 the Company recorded production taxes at 4.2% of sales. The estimated production tax rate recorded during the third quarter of 1996 was 3.8%.

    EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

    DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a slightly lower rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.65 per BOE sold during the third quarter of 1997 compared to $5.96 per BOE sold during the third quarter of 1996. Due to the effects of the recent acquisitions, the Company expects to lower its depletion rate to $5.10 during the fourth quarter of 1997.

                             INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


    GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $93,000 on a net basis between quarters. General and administrative expense is reported net of operator fees and reimbursements which were $568,000 and $512,000 during the third quarters of 1997 and 1996, respectively. Gross general and administrative expense was $1,059,000 in 1997 and $909,000 in 1996. The increase in expense and reimbursements is primarily a function of the level of operated field activity. During the third quarter of 1997, the Company operated 90 more wells than it did at July 1, 1996. In addition, the Company began increasing its employee base to prepare for the property acquisitions.

    INTEREST EXPENSE - Borrowings during the third quarter of 1997 were recorded at an effective interest rate of 8.0% under the CIBC Credit facility.
Borrowings during the third quarter of 1996 were recorded at an effective interest rate of 11% under the Trust Company of the West credit facility. The increase in expense during the third quarter of 1997 was due to an increase in the average amount of borrowings outstanding during the period.

    OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On September 30, 1997, the Company refinanced an existing obligation to CIBC. Unamortized debt issue costs of $295,000 were written off as an extraordinary loss.

    INCOME TAXES - During 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

     PREFERRED SERIES B STOCK REDEMPTION PREMIUM - During July 1997, the Company called for redemption its Series B Stock. All holders of Series B Stock elected to convert their holdings to common stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Series B Stock.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996:

    OIL AND GAS SALES - Oil and gas sales during the first nine months of 1997 exceeded the previous year initial nine months by $3.6 million or 53%. The increase was attributable to increased oil and gas sales volumes as the Company drilled and completed a total of 72 wells during the twelve months ending September 30, 1997 and acquired 20 producing properties on June 12, 1996 through the purchase of Farmout Inc. Although production increased 67% on a barrel of oil equivalent ("BOE") basis, the sales increase was 53% due primarily to an 14% decrease in the average price received for crude oil production from $19.77 during 1996 to $17.01 during 1997.
Oil and gas sales were decreased by $176,000 and $352,000 during 1997 and 1996, respectively, to recognize hedging contract settlement losses and contract purchase cost amortization.

    LEASE OPERATING EXPENSES - Lease operating expense per BOE sold was $2.89 during the first nine months of 1997. The Company experienced a rate of $2.31 per BOE during the year ended December 31, 1996 and $2.19 per BOE during the initial nine months of 1996. The Company expects to further improve upon its 1997 operating expense rate per BOE sold by continuing its aggressive development program and effectively integrating the recent property acquisitions. The development activity and acquisitions should have the effect of increasing sales volumes and creating more efficient field operations thereby allowing a wider allocation of operating costs in relation to incremental operating costs incurred.

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


    PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During 1997 the Company recorded production taxes at 4.2% of sales. The estimated production tax rate recorded during 1996 was 3.7%.

    EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage. In addition, during the third quarter of 1996 the Company drilled an uneconomic exploration well.

    DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes and an increased depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.65 per BOE sold during the initial nine months of 1997 compared to $5.19 per BOE sold during the same period in 1996. Due to the effects of the recent acquisitions, the Company expects to lower its depletion rate to $5.10 during the fourth quarter of 1997.

    GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $263,000 on a net basis between nine month periods. General and administrative expense is reported net of operator fees and reimbursements which were $1.9 million and $1.4 million during the nine month periods ended September 30, 1997 and 1996, respectively. Gross general and administrative expense was $3.2 million in 1997 and $2.5 million in 1996. The increase in expense and reimbursements is primarily a function of the level of operated field activity. During the third quarter of 1997, the Company operated 110 more wells than it did at January 1, 1996. In addition, the Company began increasing its employee base to prepare for the property acquisitions.

    INTEREST EXPENSE - Borrowings during 1997 and 1996 were recorded at effective interest rates of 9.5% and 11%, respectively. The increase in expense during 1997 was due to an increase in the average amount of outstanding borrowings.

    OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On September 30, 1997, the Company refinanced an existing obligation to CIBC and on June 30, 1997, the Company refinanced an existing obligation to Trust Company of the West. Unamortized debt issue costs of $295,000 related to the CIBC facility and $291,000 related to the Trust Company of the West facility and an unamortized loan discount of $573,000 related to the Trust Company of the West facility were written off as an extraordinary loss.

    INCOME TAXES - During 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

     PREFERRED SERIES A STOCK DIVIDEND ON CASH REDEMPTION - During August 1996, the Company called for redemption its Series A Stock. The amount recorded as a dividend represents the excess of the redemption amount over the carrying amount for those Series A holders who elected to redeem their shares rather than convert.

                            INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


    PREFERRED SERIES B STOCK REDEMPTION PREMIUM - During July 1997, the Company called for redemption its Series B Stock. All holders of Series B Stock elected to convert their holdings to common stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Series B Stock.

LIQUIDITY AND CAPITAL RESOURCES

    DEBT REFINANCING - On June 30, 1997, the Company entered into a $50 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The initial advance of $26 million was funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire a loan obligation to Trust Company of the West and to purchase an override on the Company's properties held by Trust Company of the West. On August 15, 1997 an additional $9 million was drawn under the facility to fund the acquisition of properties from Enserch. Interest under the CIBC Loan Agreement was calculated at the London interbank eurodollar rate ("LIBOR") plus a spread of 1.875% or approximately 7.5%.

On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement provided the Company with $75 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45.0 million of which $17.8 million was drawn at closing. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the lender. The proceeds from the loans were used to finance the acquisition of the properties purchased from EREC, fund full repayment of the CIBC Loan agreement, pay transaction costs and provide the Company with working capital.

The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $45.0 million borrowing base, are $4.0 million for the first three quarters, $3.0 million for the next four quarters, $2.5 million for the next four quarters, $2.25 million for the next four quarters, and $2.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company selected a 60 day LIBOR rate resulting in an interest rate of 7.5% subsequent to closing. The ING loan is secured by a first lien on substantially all assets of the Company.

The TCW Credit Agreement is comprised of a $65.0 million traunche and a $10.0 million traunche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW loan converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted warrants to TCW to purchase 100,000 shares of common stock (subject to anti-dilution adjustments) at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007. The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on $65.0 million traunche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW loan. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10.0 million traunche, upon payment in full of the

                            INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


TCW loan by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return. The TCW Credit Agreement restricts any repayment of the TCW indebtedness until October 1, 1999. The TCW loan is secured by a second lien on substantially all assets of the Company.

The TCW Credit Agreement and ING Credit Agreement have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. On September 30, 1997, the Company's outstanding balance was $75 million under the TCW Credit Agreement and $17,846,000 under the ING Credit Agreement.

    SALE OF MANDATORY REDEEMABLE PREFERRED STOCK - On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of Enron Corp. for cash of $10 million ($9.6 million net of closing fees). Concurrently with the issuance of the Series C Stock, the Company called for redemption its outstanding Series B Convertible Preferred Stock (the "Series B Stock"). The holders of the Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Inland Common Stock.

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

The Company must also redeem the Series C Stock if (a) the Company enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Stock elect to be redeemed prior to the Company commencing such new line of business (closing on the purchase of refining assets is considered to be an entry into a new line of business), or
(b) the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of Common Stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Stock (which is initially $12 per share). The Series C Stock votes with common stockholders on all matters based on the number of shares of Inland Common Stock the Series C Stock is convertible into; except for the approval of amendments to the Series C Stock, the authorization of any other series of preferred stock having equal or greater rights, and the approval of any merger, consolidation or share exchange involving the Company unless the holder of the Series C Stock receives equivalent stock with equivalent rights. In these instances, the Series C Stock votes as a separate class. The Series C Stock also carries anti-dilution protection, rights to demand registration at the Company's expense and a liquidation preference equal to par value of all outstanding shares plus accrued dividends.

                            INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


    PROPERTY ACQUISITIONS - On August 15, 1997, the Company acquired Enserch Exploration, Inc.'s ("Enserch") property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase price of $10.3 million included interests in 141 wells (47 net) including 52 wells operated by Enserch and 43 wells already operated by the Company. The remaining nonoperated production is comprised of 52 gross (2 net) wells. Also included in the purchase were 9,600 net undeveloped acres, water rights and a water transportation and distribution system.

On September 30, 1997, the Company acquired Equitable Resources Energy Company's ("EREC") property interests and related assets in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The purchase of $55.5 million included interests in 279 wells (184 net) including 227 wells operated by EREC and 48 wells already operated by the Company. Also included in the purchase were 23,400 net undeveloped acres, water rights, a water transportation and distribution system and a gas gathering and processing system.

In addition to the above closed purchase transactions, on July 14, 1997, the Company entered into a Purchase and Sale Agreement with Crysen Refining, Inc. and Sound Refining, Inc. (collectively "Crysen") covering the purchase of two oil refineries and related assets; one located in Salt Lake City, Utah and one located in Tacoma, Washington. The purchase price of approximately $27 million includes the physical plant and land, the crude oil and finished products inventory and net receivable position of both refineries. The closing is scheduled for November 30, 1997 and is subject to Inland performing additional environmental, financial and engineering due diligence and satisfaction of other closing conditions. The Company made nonrefundable deposits of $250,000 on September 10, 1997 and $1.0 million on October 3, 1997 related to this acquisition. The Crysen refinery, located in Salt Lake City, Utah, has a nominal capacity of 12,500 barrels of oil per day. The Sound refinery, located in Tacoma, Washington, has a nominal capacity of 6,000 barrels of oil per day and is principally an asphalt processing facility. The Company may consider assigning its right to acquire the Tacoma facility to an unrelated purchaser prior to closing. The Company is presently working to secure financing for the Crysen purchase, although there is no assurance that the Company will be successful. As a result, the Company may have to forgo the purchase of the Crysen facility, and forfeit the downpayment already made.

    WORKING CAPITAL AND CASH HOLDINGS - In addition to the activity noted above, during the initial nine months of 1997, the Company generated $7.0 million of cash from operations and increased accounts payable and accrued expenses by $5.0 million. Subsequent to September 30, 1997, accounts payable was reduced by $3.0 million to reflect normal payment terms. The Company used these cash sources, cash on hand and proceeds from the new debt placement to finance the drilling and completion of 58 wells, fund the Company's obligations under the original Trust Company of the West Loan Agreement and CIBC Loan agreement and purchase an inventory of drilling supplies. The effect of all transactions and operations performed through September 30, 1997 resulted in a net cash outflow of $5.0 million causing the Company's cash balance to decrease to $5.0 million, and causing the Company's net working capital position to decrease to $1.6 million.

The Company intends to use cash on hand, cash flow from operations and availability under the ING Credit Agreement to continue to develop the Monument Butte Field. The Company plans on drilling 22 additional wells during the fourth quarter bringing total wells drilled during 1997 to 80 wells. The Company also plans conforming expansion to its gas gathering and water delivery and injection infrastructures. The Company believes its cash sources will be sufficient to complete 1997 development plans and perform additional development in 1998.

                            INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


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

    MARKETS - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Crude oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be efficiently processed. The Company has been conducting discussions with each refinery to inform them of the outlook for Black Wax production in this region and has entered into an agreement to purchase the assets of Crysen to provide a captured refining source for its Black Wax crude oil, if determined to be desirable. Until the Crysen acquisition is completed, or some other arrangement is reached, there will continue to be short-term downward pressure on Black Wax pricing. If the Company fails to close on the acquisition of Crysen, the Company expects to negotiate a long-term marketing arrangement or some other agreement that will be beneficial to the Company, although there can be no assurance it will be able to do so.

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

                             INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                    ______


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

                             INLAND RESOURCES INC.
                                    ______


Items 1, 3, 4 and 5 are omitted from this report as inapplicable.

ITEM 2. CHANGES IN SECURITIES.

The Company accrued for issuance 106,858 shares of common stock dividends related to its Series B Stock during the period from January 1, 1997 to July 21, 1997. The Company also accrued for issuance 16,204 shares of common stock dividends related to its Series C Stock during the period from July 21, 1997 to September 30, 1997. The Company relied on the exemption provided by Section 4
(2) of the Securities Act of 1933, as amended.

As previously discussed in Part I - items 1 and 2, the Company issued 100,000 shares of Series C Stock for gross proceeds of $10 million ($9.6 million net of closing fees) on July 21, 1997, and in connection therewith called its Series B Stock for redemption, but the holders of Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Common Stock. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, for the issuance of the Series C Stock and the issuance of the Common Stock upon conversion of the Series B Stock.

The general provisions of the Series C Stock, and the effects on the holders of Common Stock, are discussed in items 1 and 2 and reference is hereby made to such discussion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997 (filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

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

27.1      Financial Data Schedule required by Item 601 of Regulation S-B.*

*    Filed herewith.

                           INLAND RESOURCES INC.
                                    ______


(b)  Reports on Form 8-K:

          (i) The Company filed a current report on Form 8-K dated August 21, 1997 reporting an event dated August 15, 1997, which Form 8-K covered the following items:

                    Item 5 - Other Events
                    Item 7 - Financial Statements and Exhibits

          (ii) The Company filed a current report on Form 8-K dated October 13, 1997 reporting an event dated September 23, 1997, which Form 8-K covered the following items:

                    Item 2 - Acquisition or Disposition of Assets
                    Item 5 - Other Events
                    Item 7 - Financial Statements and Exhibits including the
               following report:

                    "Report of Independent Public Accountants on the Statement of Revenues and Direct Operating Expenses for Certain of the Oil and Gas Properties of Equitable Resources Energy Company acquired by Inland Resources Inc. for each of the years ended December 31, 1996 and 1995"

                             INLAND RESOURCES INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INLAND RESOURCES INC.
                                 (Registrant)


Date:   NOVEMBER 5, 1997         By:  /s/  Kyle R. Miller
                                    --------------------------------
                                     Kyle R. Miller
                                     Chief Executive Officer


Date:   NOVEMBER 5, 1997         By:  /s/  Michael J. Stevens
                                    --------------------------------
                                     Michael J. Stevens
                                     Vice President - Accounting and
                                     Administration
                                     (Principal Accounting Officer)