Form 10KSB
period 1997-12-31
INLAND RESOURCES INC
filed 1998-03-31
CIK 717754

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ____________ to _____________

                        Commission file number 0-16487

                             INLAND RESOURCES INC.
                (Name of small business issuer in its charter)

          WASHINGTON                                            91-1307042
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           410 17TH STREET, SUITE 700, DENVER, COLORADO     80202
          (Address of principal executive offices)       (Zip Code)

        Issuer's telephone number, including area code:  (303) 893-0102

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were: $17,181,842

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $25,040,000 as of January 31, 1998.

At January 31, 1998, the registrant had outstanding 8,359,830 shares of par value $.001 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 30, 1998.

Transitional Small Business Disclosure Format (check one):

               Yes            No    X
                    -----         -----

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS................................................................  1
         General................................................................................  1
         Merger with Inland Production Company (formerly known as Lomax Exploration Company)....  1
         Mining Operations......................................................................  2
         Sale of Duchesne County Fields.........................................................  2
         Acquisition of Federal Leases..........................................................  2
         Acquisition of Farmout Wells...........................................................  3
         Acquisition of Enserch Properties......................................................  3
         Acquisition of EREC Properties.........................................................  3
         Acquisition of Woods Cross Refinery....................................................  4
         Forward Looking Statements.............................................................  4
         Oil and Gas Operations.................................................................  4
                 Operations. ...................................................................  4
                 Secondary Recovery Enhancement Activities......................................  5
                 Gas Gathering and Transportation Systems.......................................  5
                 Markets........................................................................  6
                 Regulation.....................................................................  6
                 Environmental..................................................................  7
                 Competition....................................................................  8
                 Operational Hazards and Insurance..............................................  8
                 Title to Properties............................................................  8
         Refining Operations....................................................................  8
                 Refinery.......................................................................  8
                 Crude Oil Supply...............................................................  9
                 Marketing......................................................................  9
                 Scheduled Maintenance and Capital Improvements
                 Competition.................................................................... 10
                 Volatility of Crude Oil Prices and Refining Margins............................ 10
                 Seasonality.................................................................... 11
                 Regulatory, Environmental and Other Matters Affecting Refining Operations...... 11
         Employees.............................................................................. 13
ITEM 2.  DESCRIPTION OF PROPERTY................................................................ 13
         Oil and Gas............................................................................ 13
                  Acreage....................................................................... 13
                  Productive Oil and Gas Wells.................................................. 13
                  Reserves...................................................................... 14
                  Volumes, Prices and Production Cos............................................ 15
                  Drilling Activities........................................................... 16
         Delivery Commitments................................................................... 17
         Other Property......................................................................... 17
ITEM 3.  LEGAL PROCEEDINGS...................................................................... 17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 17

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................... 18
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................. 19
         General................................................................................ 19
         Results of Operations Fiscal 1997 Compared to 1996..................................... 19
         Liquidity and Capital Resources........................................................ 21
         Year 2000 Issues....................................................................... 24
         Inflation and Changes in Prices........................................................ 24

         Forward Looking Statements............................................................. 25
ITEM 7.  FINANCIAL STATEMENTS................................................................... 25
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON....................................... 25
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................................... 25

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT*
ITEM 10. EXECUTIVE COMPENSATION*
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT*
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
ITEM 13. EXHIBITS AND REPORTS ON FORM 8K........................................................ 25
_________________________

*    Incorporated by reference to Proxy Statement.

                             INLAND RESOURCES INC.

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Inland Resources Inc. ("Inland" or the "Company") is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the United States. Substantially all of Inland's property interests are located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The Company is also engaged in the business of crude oil refining and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt. Since its entry into the oil and gas business in 1993, Inland has drilled 198 gross (147 net) wells and consummated certain other significant property acquisitions. As a result of these successful efforts, the Company has experienced significant growth in proved reserves, production and revenue. At December 31, 1997, the Company's estimated net proved reserves totaled 49.7 million barrels of oil equivalent, having a pre-tax present value discounted at 10% using constant prices of $93.8 million. The Company also acquired an oil refinery in Woods Cross, Utah on December 31, 1997. References to "Inland" or the "Company" herein shall include its subsidiaries, Inland Production Company ("IPC") and Inland Refining, Inc. ("Refining"), on a consolidated basis, unless the context clearly indicates otherwise.

     The Company intends to pursue a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Monument Butte Field where the Company operates 510 gross (423 net) wells. Inland pioneered the secondary water flood recovery processes used in the Monument Butte Field and currently operates 16 approved secondary recovery projects in the area. Budgeted development expenditures for 1998 in the Monument Butte Field are $36.0 million net to the Company. The Company also has budgeted $2.4 million for refinery upgrades.

     Inland does not generally intend to pursue exploratory drilling due to the industry's high failure rate and the resulting higher associated finding costs. However, Inland may occasionally drill exploratory wells in certain areas it considers strategic.

     The Company's oil refinery in Woods Cross, Utah is owned by Refining. The refinery has an overall crude capacity of approximately 12,500 barrels per day ("BPD"), but its current effective crude capacity is approximately 8,500 BPD due to the mix of crude feedstocks being processed.

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

MINING OPERATIONS

     On December 30, 1996, Placer Dome U.S. Inc. ("Placer") acquired all of Inland's rights in the Toyiabe Mine, and assumed all past, present and future environmental and reclamation liabilities associated with the Toyiabe Mine. In consideration of the assumption of such liabilities, Inland paid $500,000 to Placer. Upon closing this sale, Inland has divested itself of any remaining business activities related to mining of precious metals. Inland recorded a charge of $30,000 against 1996 revenues relating to this disposition. See Item 6 - "Management's Discussion and Analysis or Plan of Operations -- Results of Operations -- Fiscal 1997 Compared to 1996."

SALE OF DUCHESNE COUNTY FIELDS

     On September 19, 1995, Inland sold its undivided 50% interest in the Duchesne County Fields to Petroglyph Gas Partners, L.P. ("PGP"). The purchase price paid by PGP was (i) $3 million in cash (less $53,000 in net closing adjustments among the parties); (ii) the assumption by PGP of Inland's liability under its Loan Agreement, dated August 24, 1994, with Joint Energy Development Investments Limited Partnership ("JEDI"), a nonrecourse loan having an outstanding balance at September 19, 1995 of $2.5 million (the "JEDI Loan Agreement"); and (iii) the assignment by PGP to Inland of PGP's undivided 38.23% interest in 8,277 gross acres of oil and gas leases located within the Monument Butte Field in Duchesne County, Utah (the "Ashley Federal Unit") bringing Inland's total interest in the Ashley Federal Unit to 76.47%. The sale was effective July 1, 1995. JEDI consented to the sale and the assumption of the JEDI Loan Agreement by PGP, therefore, Inland has no further liability or obligation under the JEDI Loan Agreement.

ACQUISITION OF FEDERAL LEASES

     In November 1995, IPC entered into four oil and gas leases (the "Utah Federal Leases") with the Department of Interior covering 6,200 gross acres (5,861 net acres) located within the Monument Butte Field. The aggregate purchase price for the Utah Federal Leases was $7,157,646, which was paid in cash from funds on hand. Two leases are held by production and provide for payment of a royalty of 12.5%, and two leases are held by payment of annual rentals of $2 per acre and will be subject to a 12.5% royalty upon commencement of production. The Utah Federal Leases did not have any producing wells at the purchase date. A portion of the purchase price for the Utah Federal Leases was obtained from a sale on November 6, 1995 by Inland of 1,200,000 shares of Common Stock to Pengo Securities Corp. ("Pengo"), an affiliate of Randall D. Smith, for consideration of $6.0 million in cash ($5.00 per share). Pengo and Mr. Smith presently beneficially own approximately 5,111,681 shares of Common Stock, or approximately 61% of the issued and outstanding shares of Common Stock.

ACQUISITION OF FARMOUT WELLS

     Effective July 1, 1995, Randall D. Smith ("Smith"), Inland and IPC, entered into a Farmout Agreement pursuant to which IPC agreed to farmout to Smith 40-acre drill sites and Smith agreed to expend approximately $6.8 million to drill wells on such drill sites between July 1, 1995 and December 31, 1995. Pursuant to the Farmout Agreement, 21 wells were drilled and funded by Smith, 20 of which were producing wells and one of which was a dry hole. IPC earned a supervisory fee of $25,000, proportionately reduced to IPC's working interest ownership in the drill site, for each well drilled, for an aggregate of $326,178 in supervisory fees in 1995. The Farmout Agreement provided that Smith would reconvey the drill sites to IPC once Smith had recovered from production an amount equal to 100% of his expenditures, including supervisory fees and severance and production taxes, plus an additional sum equal to an annual 22% rate of return on all such sums expended by Smith ("Payout"). On November 22, 1995, Inland, IPC and Smith entered into an Option Agreement pursuant to which Smith granted to IPC the option to reacquire the drill sites on March 10, 1997 by issuing that number of shares of Common Stock valued at $5.00 per share, which, based upon such valuation, would equal the amount necessary for Smith to achieve Payout. If Inland and IPC failed to exercise such option, Smith was given an option, exercisable prior to expiration of the third business day following March 10, 1997, to purchase that number of shares of Inland Common Stock which, based on a valuation of $5.00 per share, would equal an amount that would cause Smith to achieve Payout. In the event Smith elected to purchase such shares, Inland agreed to register the shares upon Smith's request and to pay all expenses of such registration. Prior to June 1, 1996, Smith transferred a portion of his interests in the farmout wells, the Farmout Agreement and Option Agreement to Jeffrey A. Smith, and John W. Adams (collectively, with Smith, the "Farmout Stockholders"). The Farmout Stockholders transferred all of said interests to Farmout Inc. ("Farmout") prior to June 1, 1996.

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

ACQUISITION OF ENSERCH PROPERTIES

     On August 15, 1997, the Company acquired the "Enserch Properties" from Enserch Exploration, Inc. ("Enserch") for $10.4 million in cash. The Enserch Properties consist of 153 gross (46.9 net) oil and gas wells, 9,600 net undeveloped acres, water rights and a water transportation and distribution system. The undeveloped acreage provides the Company with approximately 240 additional drillsites in the Monument Butte Field. The acquisition of the Enserch Properties also included operating rights to two approved water flood units (encompassing 42 of the wells acquired). The Enserch Properties are geographically concentrated in proximity to the Company's properties in the Monument Butte Field, thereby enabling the Company to operate the properties without incurring significant incremental general and administrative expenses. Of the 153 gross wells acquired, the Company already operated 43 of the wells and Enserch operated 52 of the wells so that the Company now operates 95 of the wells. The Company financed the acquisition of the Enserch Properties with a portion of the proceeds of its former credit facility with Canadian Imperial Bank of Commerce.

ACQUISITION OF EREC PROPERTIES

     On September 30, 1997, the Company acquired the Utah assets (the "EREC Properties") of Equitable Resources Energy Company ("EREC") for $56.0 million in cash. The EREC Properties consist of 279 gross (184 net) oil and gas wells, 23,400 net undeveloped acres, water rights, a water transportation and distribution system and a gas gathering system. The undeveloped acreage provides the Company with approximately 585 additional drillsites in the Monument Butte Field. The acquisition of the EREC Properties also included operating rights to four approved water flood units

(encompassing 142 of the wells acquired). The EREC Properties are also geographically concentrated in proximity to the Company's properties in the Monument Butte Field, thereby enabling the Company to operate the properties without incurring significant incremental general and administrative expenses. Of the 279 gross wells acquired, the Company already operated 48 of the wells and EREC operated 227 of the wells so that the Company now operates 275 of the wells. The Company financed the acquisition of the EREC Properties with a portion of the proceeds of its new credit facility with Trust Company of the West and TCW Asset Management Company, in their capacities as noteholder and agent (collectively "TCW").

ACQUISITION OF WOODS CROSS REFINERY

     On December 31, 1997, Refining acquired from Crysen Refining, Inc. ("Crysen") the oil refinery and related assets, inventory and receivables owned by Crysen in Woods Cross, Utah (the "Woods Cross Refinery") for a purchase price of $18.65 million (including costs and expenses associated with the acquisition, and subject to post closing adjustments); and acquired from Sound Refining, Inc. ("Sound") all of Sound's inventories and accounts receivable relating to Sound's oil refinery in Tacoma, Washington (the "Sound Refinery") for a purchase price of $4.25 million.

     The purchase price for the Woods Cross Refinery and associated receivables, inventory and other assets, and the purchase price for the inventory and accounts receivable relating to the Sound Refinery, were funded $9.25 million from the Company's existing senior credit facility with ING (U.S.) Capital Corporation, U.S. Bank National Association (d/b/a Colorado National Bank) and Meespierson Capital Corp. (the "Senior Lenders") and $12.5 million from a new credit facility entered into by Refining with Banque Paribas, which was also closed on December 31, 1997 (the "Paribas Credit Agreement"). Refining also assumed certain contractual relationships of Crysen and Sound relating to the purchased assets. The Woods Cross Refinery and related assets, receivables and inventory, as well as the receivables and inventory purchased by Refining relating to the Sound Refinery, are pledged as collateral to secure payment of the Paribas Credit Agreement.

     Neither Inland nor IPC has guaranteed or is otherwise responsible for repayment of any loans made pursuant to the Paribas Credit Agreement, but Inland has pledged its stock in Refining to Banque Paribas as additional collateral for the Paribas Credit Agreement. Inland and IPC have agreed with Banque Paribas that if they receive proceeds of any equity or capital markets financial transaction, they will cause to be contributed as additional capital to Refining sufficient portions thereof to allow Refining to make certain prepayments required to be made under the Paribas Credit Agreement.

FORWARD LOOKING STATEMENTS

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 6 -"Management's Discussion and Analysis or Plan of Operations -- Forward Looking Statements" for a further discussion of these "forward-looking statements".

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

     OPERATIONS. Presently, all oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other oil and gas
related tangible assets are owned by IPC.   IPC serves as operator for the
drilling, completion and operation of the majority of wells in which it has an interest within the Monument Butte Field area. John E. Dyer, Vice President and Chief Operating Officer of Inland, evaluates drilling, exploration, reworking and secondary recovery operations for the Company. Field operations of the Company are performed from a production office located in Roosevelt Utah.

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

     The Company has an existing credit facility with the Senior Lenders, under which the Company had $10.0 million available to fund additional drilling and exploration at December 31, 1997. See Item 6 - "Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources."

     SECONDARY RECOVERY ENHANCEMENT ACTIVITIES. Inland presently engages in secondary recovery enhancement operations in the Monument Butte Field through water flooding. Water flooding consists of drilling a water injection well or converting an existing producing well into a water injection well and then pumping volumes of water at acceptable pressures and injection rates into the well and into the oil producing horizons of the reservoir to maintain higher reservoir pressures and increase production in other producing wells connected to that reservoir. The repressurization process may take months or years depending on the level of reservoir depletion through prior production. The Company proved that the geology of certain portions of the Monument Butte Field is susceptible to such flooding techniques.

     The Company has been engaged in secondary recovery water flood operations in the Monument Butte Field since 1987 and currently operates 16 approved water flood units or areas; the Monument Butte Unit, the Gilsonite Unit, the Travis Expansion Unit, the Boundary Unit, the Ashley Unit, the Monument Butte Northeast Area, the Monument Butte East Area, the Castle Draw Area, the Pleasant Valley Unit, the Beluga Unit, the Jonah Unit, the Humpback Unit, the Hawkeye Unit, the Sand Wash Unit, the Wells Draw Unit and the Coyote Basin Unit. The Company continued development of water flood operations in 1997 by initiating injection in 15 wells, and purchasing 69 injection wells from other operators in the area. At December 31, 1997, the Company had 111 wells injecting an aggregate of 17,500 barrels of water per day. During 1997, the Company purchased and installed over 52 miles of water pipelines to handle low pressure water delivery and high pressure water injection and purchased or built five new injection plants. In addition, the company installed low pressure water return pipeline systems in certain parts of the field. At December 31, 1997 the Company owned and operated 80 miles of water pipelines and nine water injection plants. The Company has experienced stabilized or increasing production in many wells offsetting its water injection operations and intends to continue to aggressively develop secondary recovery water flood operations by extending infrastructure and initiating injection in as many as 50 wells in the Monument Butte Field during 1998.

     On January 12, 1989, the Company entered into an agreement (amended on October 30, 1996) with the Johnson Water District to take up to 12,000 barrels of water per day ("BWPD"), subject to availability, from their water pipeline to provide water for the Company's water flood injection operations in the Monument Butte Field until such time as the Company terminates the agreement. In addition, through the acquisition of producing properties from EREC the Company acquired additional rights of up to 25,000 BWPD from the Johnson Water District. The Company also purchased rights to approximately 7,000 BWPD from the Upper Country Water District located in northern Duchesne County. Furthermore, the Company acquired water rights to approximately 20,000 BWPD from the Green River in eastern Uinta County through its acquisition of producing properties from Enserch. All water rights are subject to various terms and conditions including State and Federal environmental regulations and system availability. Inland believes that the agreement with the Johnson Water District, Upper Country Water District, and the State of Utah will provide sufficient water to facilitate significant water flood operations.

     In October 1992, the Company and the U. S. Department of Energy ("DOE") signed a three year cooperative agreement to further develop oil production and reserves in the Monument Butte Field by using secondary water flood recovery. The agreement was a cost sharing program pursuant to which the DOE reimburses the Company and its working interest partners 41.5% of the total project expenditures. Total project expenditures were $4.4 million, of which the DOE's share was approximately $1.8 million. As of December 31, 1996, all expenditures under this program were incurred, and substantially all reimbursements from the DOE were received. The Company has also contracted with the University of Utah to conduct certain research for the Company regarding its water flood techniques.

     GAS GATHERING AND TRANSPORTATION SYSTEMS. During 1996, the Company installed a gas gathering, transportation and compression system consisting of approximately 60 miles of gas gathering and fuel pipelines and four gas compression and dehydration units, and during 1997, the Company installed over 76 miles of additional pipelines and upgraded its compression and dehydration units. In addition, through the acquisition of the EREC Properties the Company acquired a gas gathering system consisting of approximately 108 miles of pipeline. The Company also owns an undivided 83.86% partnership interest in the West Monument Butte Pipeline Company, which owns a portion of the "Travis Expansion Unit" gas gathering and transportation system. Utilizing these systems, the Company collects and markets approximately 80% of its operated gas production.

     MARKETS. The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow, although the Company has somewhat mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term for the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. The posted field price paid by Chevron ("Chevron Black Wax Posting") ranged from $14.00 to $24.25 during 1997 and $17.00 to $24.75 during 1996, and was $14.25 per barrel on December 31, 1997. During the period from April 1, 1997 to December 31, 1997 the Company sold crude oil from the properties acquired from EREC and Enserch to Amoco. The posted field price paid by Amoco during this period ranged from $13.50 to $18.75 and was $13.50 on December 31, 1997. The Company receives the posted filed price, less $1.00 and an adjustment for oil quality, under its contract with Amoco. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production following certain upgrades to the refinery necessary to accommodate increased Black Wax production. The Company has also held discussions with the other Salt Lake City refineries to inform them of the outlook for Black Wax production in this region so that they can also propose solutions to existing plant configurations. Until the upgrading of the Woods Cross Refinery is finished or refinery modifications at one or more of the other refineries are accomplished, there may be short-term downward pressure on Black Wax pricing. See "Refining Operations" below for a discussion of the Woods Cross Refinery.

     The natural gas produced by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.61 to $4.91 per Mcf of gas during 1997 and from $1.10 to $3.93 per Mcf of gas during 1996, and was $2.63 per Mcf of gas for December 1997. All spot market sales during 1997 were made to Wasatch Energy Corporation ("Wasatch").

     Pursuant to certain gas purchase agreements entered into with Interline Resources Corporation ("Interline"), the Company dedicated its gas production from the "Monument Butte Unit", the "Monument Butte East Unit", the "Boundary Unit", and the "Gilsonite Unit" to Interline. Effective October 31, 1997, the Company canceled this gas purchase agreement and now gathers this gas using its own gas gathering and transportation system. Under the old contract, the Company was paid for gas sold to Interline in the amount by which the price received by Interline for its gas resales exceeded $1.65 per MMBTU. The price of gas under this contract did not exceed $1.65 per MMBTU during the last three years.

     Prior to April 1, 1996, Interline compressed and marketed the "Travis Expansion Unit" gas production. Commencing April 1, 1996, IPC began to compress and market the gas produced from the "Travis Expansion Unit" using its own gathering and transportation system.

     During 1997 and 1996, the Company sold approximately 89% and 100%, respectively, of its oil production to Chevron U.S.A. During these same periods, the Company sold approximately 86% and 95%, respectively, of its gas production to Wasatch. Inland believes that the loss of either Chevron or Wasatch as a purchaser of its production would not have a material adverse effect on its results of operations due to the availability of other purchasers in the area and the Company's ownership of the Woods Cross Refinery.

     REGULATION. The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted, Inland is unable to predict the future cost or impact of complying with such laws. These laws and regulations include state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Inland may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

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

      ENVIRONMENTAL.   The Company is subject to numerous laws and regulations
governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from Inland's operations.

     There is a trend toward stricter standards in environmental legislation and regulation that is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. The Company does not presently anticipate that it will be required in the near future to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

     The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the requirements and reporting set forth in OSHA workplace standards. The Company provides safety training and personal protective equipment to its employees, and annually reports its hazardous materials usage to state and local agencies for public review.

     The Company's operations involve the injection of water into the subsurface to enhance oil recovery. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, such as the Company, must obtain a permit for the construction and operation of underground Class II enhanced recovery underground injection wells. To protect against contamination of drinking water, EPA and the State of Utah require that mechanical integrity tests be performed by the well operator every five years. The Company has obtained the necessary permits for the Class II injection wells it operates, and has developed a schedule to conduct mechanical integrity tests for each well every five years.

     A substantial portion of the Company's operations occur on federal leaseholds. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") to evaluate the environmental and socioeconomic impacts of the Company's proposed drilling plan within certain areas of the Monument Butte Field. The Company reduced its activities on these lands during the last six months of 1996 and January 1997 pending issuance of a Record of Decision on the EA by the BLM, which was issued on February 3, 1997. The Record of Decision identified surface stipulations and mitigation measures that the Company must implement to protect various surface resources, including protected and sensitive plant and wildlife species, soils and watersheds. The Company has been successfully complying with the surface stipulations and mitigation measures, and increased its drilling rate on federal leaseholds significantly in 1997. The Company believes it will be able to continue to comply with the Record of Decision without causing a material impact on its future drilling plans in the Monument Butte Field.

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

     The Company maintains insurance of various types to cover its operations. The Company is also required under various operating agreements to maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and to name others as additional insureds thereunder. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Inland's financial condition and results of operations. Moreover, no assurances can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

      TITLE TO PROPERTIES. The Company has obtained title opinions on substantially all of its producing properties. The Company believes that it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties. A title opinion is obtained prior to the commencement of drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which Inland believes do not materially interfere with the use of or affect the value of such properties.

REFINING OPERATIONS

     REFINERY. The Company's refining operations are conducted through its wholly owned subsidiary, Refining. The refining facilities are located on approximately 42 acres in the northern sector of the Salt Lake City metropolitan area in Woods Cross, Utah, on property owned by Refining. The Woods Cross Refinery has an overall crude capacity of approximately 12,500 BPD, but its current effective crude capacity is approximately 8,500 BPD due to the mix of crude feedstocks being processed. The Woods Cross Refinery is a relatively simple, hydroskimming plant, consisting of atmospheric and vacuum distillation, catalytic reforming, distillate dewaxing and desulfurization and asphalt blending and oxidizing. It does not have a catalytic cracker. Consequently, it is able to process approximately 30% of a barrel of the Company's Black Wax crude into high end petroleum products (e.g., gasoline, diesel) with the remaining approximately 70% being processed into low end petroleum products (e.g., waxes, tar, asphalt). The Woods Cross Refinery currently processes Wyoming Sweet, Black Wax, Yellow Wax, Nevada Asphaltic, and Canadian crudes, and its products produced include all grades of motor gasoline, kerosene, #1 diesel, #2 diesel, waxes, heavy vacuum gas oil, residual fuels, road asphalt, air blown asphalt and polymerized asphalt. The refinery has the capability to receive and ship crude and product by rail car and truck, receives crude oil via the Amoco and Chevron pipelines, and ships product via the Chevron pipeline. The refinery has a 485,000 barrel capacity of tankage on site.

     The Woods Cross Refinery currently has capacity to process approximately 2,500 BPD of Black Wax crude. The Company estimates it would take approximately three months and approximately $300,000 to upgrade the facility to allow it to process up to 6,000 BPD of Black Wax. The Company is considering whether to make these upgrades to provide an additional processing source for its Black Wax production from the Monument Butte Field. At December 31, 1997, the Company produced approximately 5,400 BPD of Black Wax from the Monument Butte Field.

     CRUDE OIL SUPPLY. In recent years, crude oil supply in the Salt Lake City area has been tight due to a decrease in production of local crudes and limited pipeline capacities and access to crude outside the region. The completion of the Express pipeline in March 1997 has increased the access to outside crudes and made Canadian crudes available to the area. Crude is also imported into the area by tank truck or rail car, but these transportation methods are more expensive than the pipelines.

     Crude oil is acquired by Refining from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year.

     Refining obtains its supply of Wyoming Sweet crude via the Amoco and Chevron pipelines, comprising approximately 25% of its feedstock during calendar 1997, pursuant to contracts with oil producers and Amoco that are generally terminable by either party on 30 days' notice. Refining obtains its Yellow Wax crude, comprising approximately 25% of calendar 1997 feedstock, from Pennzoil pursuant to a processing agreement terminable by either party upon 12 months' notice under which Pennzoil supplies Yellow Wax crude to Refining and purchases the resulting wax distillate and vacuum tower bottoms. Refining also obtains additional barrels of Yellow Wax from Pennzoil and other sources pursuant to month-to-month purchase contracts. Yellow Wax is delivered to the Salt Lake City area by insulated tank truck. Refining purchases Nevada ashphalitic crude from various small producers pursuant to month-to-month contracts and moves it to the Woods Cross Refinery by tank truck. Nevada asphaltac crude comprised approximately 10% of calendar 1997 feedstock. The production of Nevada asphaltic crudes has been steadily decreasing so Refining has supplemented its supply with other feedstocks purchased from other refineries.

     Although Black Wax crude only comprised approximately 3% of 1997 feedstock, Refining has expended approximately $200,000 already in 1998 to upgrade its capacity to process Black Wax crude from approximately 1,000 BPD to 2,500 BPD, and anticipates that it will start processing additional quantities of Black Wax crude produced by the Company from the Monument Butte Field. Also, the Company is considering whether to make expenditures of an additional approximately $300,000 to further upgrade the facility to allow it to process up to 6,000 BPD of Black Wax to provide an additional processing source for the Company's Black Wax production. Black Wax is transported to the Refinery by insulated tank truck.

     In addition to crude, Refining purchases other feedstocks, including asphalt hardstock, finished gasoline and diesel and MTBE. Asphalt hardstock is purchased from other refineries as a component for asphalt, with the Exxon refinery in Billings, Montana being the largest supplier to Refining (approximately 90% of calendar 1997 feedstock). Finished gasoline and diesel is purchased from other area refineries or suppliers to meet contractual obligations during refinery downtimes or slowdowns, or when profitable resale opportunities arise. MTBE is a gasoline blendstock component used in the production of gasoline and is supplied to Refining by Murex pursuant to a month-to-month contract.

     The Company believes an adequate supply of crude oil and other feedstocks will be available from local producers, crude oil sourced through common carrier pipelines and other sources to sustain refinery operations for the foreseeable future at substantially the levels currently being experienced. However, there is no assurance that this situation will continue. The Company continues to evaluate other supplemental crude oil supply alternatives for its refinery on both a short-term and long-term basis. Among other alternatives, the Company has considered making additional equipment modifications to increase its ability to use alternative crude oils, including making the upgrades noted above to increase its capacity for processing Black Wax. If additional supplemental crude oil becomes necessary, the Company intends to implement then available alternatives as necessary and as is most advantageous under then prevailing conditions. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation. Implementation of some supply alternatives requires the consent or cooperation of third parties and other considerations beyond the control of the Company.

     MARKETING. Refining owns no retail outlets for its gasoline and diesel products so they are sold on a wholesale basis to a broad base of independent retailers, jobbers and major oil companies in the region. Prices are determined by local market conditions at the "terminal rack" located at the refinery and the customer typically supplies his own truck transportation. No single purchaser of the Company's gasoline and diesel accounted for more than 10% of the Company's revenues from refining operations during calendar 1997 or 1996. However, a large local independent jobber is purchasing increasing volumes of gasoline pursuant to a month-to-month contract and depending on the level of such purchases, the loss of such jobber as a customer could have a short-term material adverse effect on Refining until replacement purchasers were obtained.

     The Company sells its road asphalt and roofing asphalt to a broad base of customers in the Salt Lake City area, Nevada and northern California at prices determined by local market conditions. No single purchaser of the Company's asphalt products accounted for more than 10% of the Company's revenues from refining operations during calendar year 1997 or 1996.

     During calendar year 1997 and 1996, the Company's sales of its Yellow Wax products to Pennzoil constituted substantially all of its Yellow Wax production but did not represent more than 10% of the Company's revenues from refining operations during either such year.

     SCHEDULED MAINTENANCE AND CAPITAL IMPROVEMENTS. Each refinery operating unit requires regular maintenance and repair shutdowns (referred to as "turnarounds"), during which it is not in operation. Turnaround cycles vary for different units. In general, Refining will manage refinery turnarounds so that some units continue to operate while others are down for scheduled maintenance. Maintenance turnarounds are implemented using refinery personnel as well as some additional contract labor. Turnaround work proceeds on a continuous 24-hour basis in order to minimize unit down time. The Company expenses current maintenance charges and capitalizes turnaround costs which are then amortized over the estimated period until the next turnaround which is generally two to four years depending on the unit involved.

     The Company plans to expend approximately $1.9 million during 1998 implementing various necessary repairs and maintenance and environmental upgrades, in addition to the approximately $300,000 in upgrades it may elect to expend to increase the refinery's capacity to process Black Wax.

     The Company's refinery operations are subject to significant interruption if the refinery were to experience a major accident or fire or if it were damaged by severe weather or other natural disaster. A substantial portion, but not all, of such loss would be covered by business interruption, property or other insurance carried by Refining. Refining's safety measures substantially mitigate but do not eliminate the risk of damage to the refinery or the environment and personal injury should a major adverse event occur. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company and its financial position and results of operations.

     COMPETITION. The refining and marketing businesses are highly competitive. The principal competitive factors affecting the Company's refining and marketing operations are the quality, quantity and delivered costs of crude oil and other refinery feedstocks, refinery processing efficiencies, refined product mix, refined product selling prices and the cost of delivering refined products to markets. Other competitive factors include the ability of competitors to deliver refined products into the Company's primary market area by pipeline. There are four other refineries located in the Salt Lake City Metropolitan area against which the Company competes directly for crude oil and feedstock acquisitions and finished product sales. These refineries are owned by Amoco, Chevron, Flying J and Phillips Petroleum, each of which is a large, integrated oil company which, because of their more diverse operations, larger refineries, stronger capitalization and better brand name recognition, may be better able than the Company to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail level. These competitors have financial and other resources substantially greater than those of the Company. Amoco's refinery has a capacity of 48,000 BPD, Chevron's has a capacity of 52,000 BPD, Flying J's has 17,000 BPD and Phillips has 28,000 BPD capacity. Each refinery is more sophisticated than the Woods Cross Refinery and, therefore, more capable of producing higher end gasoline products, as well as the asphalt and wax distillates produced by Refining.

     VOLATILITY OF CRUDE OIL PRICES AND REFINING MARGINS. The Company's cash flow from refining operations will be primarily dependent upon producing and selling quantities of refined products at refinery margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulation.

     Refining's crude oil requirements are supplied from sources which include major oil companies, large independent producers and smaller local producers. Crude oil supply contracts are generally relatively short-term contracts with market-responsive pricing provisions. The prices received by Refining for its refined products are affected by additional local factors such as product pipeline capacity, local market conditions and the level of operations of out of state refineries. A large rapid increase in crude oil prices would adversely affect Refining's operating margins if the increased cost of raw materials could not be passed along to Refining's customers. Refining generally does not hedge a significant portion of its feedstock purchases or refined product sales. However, the ability of the Company to sell its Black Wax production to Refining for processing and resale should help to level the effects of fluctuating prices on a consolidated basis.

     SEASONALITY. Refining experiences seasonal fluctuations with its gasoline, roofing asphalt and road asphalt products, with demand for such products being significantly stronger during the spring, summer and early fall due to increased tourist travel with respect to gasoline and increased construction activity with respect to the Company's asphalt products.

     REGULATORY, ENVIRONMENTAL AND OTHER MATTERS AFFECTING REFINING OPERATIONS. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. The Company believes that the refinery is capable of processing currently utilized feedstocks in substantial compliance with existing environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent, and the Company is aware of regulations which will become effective in the future which may affect the refining and marketing industry. The following currently appear to be the most significant of such laws and regulations as they relate to the Company's operations. Where possible, the Company has attempted to estimate a range of its costs of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

     Refining is subject to additional environmental regulations adopted by the Environmental Protection Agency ("EPA") and state and local environmental agencies to implement the Clean Air Act ("CAA"), as amended in 1990. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain state operating permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory requirements. All sources subject to the permit program must pay an annual permit fee. Refining received a consolidated error permit Approval Order from the State of Utah in January 1998. Although additional costs will be incurred in connection with these permits, the Company does not believe these costs will be material.

     The CAA also requires the EPA to adopt emission standards for categories of hazardous air pollutant sources. In accordance with this directive, the EPA has adopted emission standards that apply to hazardous air pollutants emitted by petroleum refineries. The standards are applicable to emissions from, among other things, process vents, storage vessels, equipment leaks, wastewater operations and gasoline loading racks. The Company is in the process of inventorying its hazardous air pollutant emissions to evaluate compliance strategies for this regulation. At this time, the Company does not believe its compliance costs will be material, although there can be no assurance until such evaluation is completed.

     The EPA's reformulated gasoline anti-dumping rules are designed to prevent lower-quality feedstocks being sent from areas where reformulated fuels are required to areas where they are not required, thus transferring potential air pollutant emissions instead of lowering them. The 1990 emissions baseline for Refining was made with a JP-4 exemption that took into account the pending replacement of JP-4 with JP-8 as military fuel. The EPA's new Complex Model for 1998 shows a potential accedence for certain air pollutant emissions if this exemption applies. This problem could be alleviated if the JP-4 exemption did not exist. Therefore, the Company has applied to the EPA to remove the JP-4 exemption from its emissions baseline. Initial response from the EPA has been that while the exemption may be removed, it will be retroactive to 1995. This would cause the refinery to be non-compliant for 1995. The potential cost of this period of noncompliance, if the exemption is removed, is uncertain at this time. This issue is still being discussed with the EPA.

     Risk Management Planning is another new regulatory program under the CAA that Refining will be required to comply with in 1998. The focus of this regulatory program is emergency response preparedness in the event of an accidental release of flammables or toxics that have the potential to impact public health. Refining currently has an oil Spill Prevention Contingency and Countermeasures ("SPCC") Plan and a Stormwater Pollution Prevention ("SWPP") Plan. In 1998, Refining will revise and update these plans and combine them with a new Risk Management Plan in an Integrated Contingency Plan ("ICP") that will meet all federal, state, and local contingency planning requirements. The Federal Oil Pollution Act of 1990 ("OPA 90") requires that certain refinery operations also maintain a Facility Response Plan for responding to an accidental release of oil. This planning requirement also will be incorporated into the comprehensive ICP. The Company does not believe the cost of developing the ICP will be material, although there can be no assurance until it is completed.

     During 1997, the EPA issued a proposed new rule regarding regional haze. Comments were extensive, and only one state supported the proposal. Potential problems with the proposal include the lack of coordination with the EPA's National Ambient Air Quality Standards ("NAAQS") implementation schedule, the failure to consider recommendations of the Grand Canyon Visibility Transport Commission, methods of funding and measuring improvement, and lack of program flexibility. A final rule may be issued in 1998. The impact on Refining from this rule is not yet known.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances under CERCLA and may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Refining periodically disposes of hazardous waste off site at licensed disposal facilities. The Company is not presently aware of any potential adverse claims in this regard.

     Refining from time to time needs to obtain new environmental permits or modifications to existing permits. Although there can be no guarantee that Refining will be able to obtain all required permits, the Company does not presently anticipate any unusual problems in Refining obtaining the necessary permits and permit modifications, nor does it anticipate any significant problems in connection with the renewal of existing permits prior to their expiration.

     The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by Refining for the installation and operation of pollution control systems and equipment not currently possessed by Refining.

     Refining, pipeline, trucking and marketing operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances which may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of operations of Refining's refinery. Refining has undertaken or intends to undertake all investigative or remedial work thus far required by governmental agencies to address potential contamination by Refining. Future expenditures related to health and environmental matters cannot be reasonably quantified in many circumstances for various reasons, including the speculative nature of remediation and cleanup cost estimates and methods, imprecise and conflicting data regarding the hazardous nature of various types of substances, the number of other potentially responsible parties involved, various defenses which may be available to Refining and changing environmental laws and interpretations of environmental laws. However, the Company anticipates that Refining will expend approximately $1.5 million in 1998 for capital expenditures for environmental control purposes.

EMPLOYEES

     At January 31, 1998, the Company had 168 employees, consisting of four executive officers, 28 clerical and administrative employees and 60 field operations staff involved in the Company's oil and gas operations in Utah and 76 employees employed in the refining operations at the Wood Cross Refinery.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

OIL AND GAS

      ACREAGE. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 1997:

                    Developed Acreage/(1)(2)/  Undeveloped Acreage/(1)(3)/
                    -------------------------  ---------------------------

                         Gross       Net             Gross       Net
      Location           Acres      Acres            Acres      Acres
      -------           ------      -----            -----      -----

    Utah                21,600      16,000          133,000     96,000
    Other/(4)/              80          35            9,400         54
                        ------      ------          -------    -------
       Total            21,680      16,035          142,400    104,750
                        ======      ======          =======    =======

________________________

(1) A gross acre is an acre in which the Company holds any working interest without adjustment to reflect the actual percentage interest held therein by the Company. Net acres is the sum of the actual percentage working interest owned by the Company in gross acres.

(2) Developed acreage is acreage included in the spacing unit for or assignable to productive wells.

(3) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes 62,100 gross (44,800 net) acres held by production at December 31, 1997.

(4) As of December 31, 1997, there were two producing oil or gas wells on the Company's other acreage but the Company had no reserves attributed to such acreage.

________________________

As of January 31, 1998, the undeveloped acreage not held by production involves 306 leases with remaining terms of up to 10 years, with leases covering approximately 3,200 net acres expiring in 1998. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue to pay delay rentals and minimum royalties necessary to maintain a lease (an expense of approximately $20,000 in 1998), in the event the Company decides to develop the acreage subject to such lease prior to expiration of the lease term. To the extent that wells cannot be drilled in time to hold a lease which the Company desires to retain, the Company may negotiate a farm out arrangement of such lease retaining an override or back-end interest.

      PRODUCTIVE OIL AND GAS WELLS. The following table reflects the number of productive oil and gas wells in which the Company held a working interest as of December 31, 1997:

                            Productive Wells/(1)/
              ---------------------------------------------------
                      Gross/(2)/                 Net/(2)/
              ----------------------       ----------------------
                             Water                        Water
Location      Oil/(1)/     Injection        Oil/(1)     Injection
--------      --------     ---------       --------     ---------
Utah               413         114           332.5          93
Other                2           -              .5           -
                   ---         ---           -----          --
    Total          415         114             333          93
                   ===         ===           =====          ==

________________________

(1) Productive wells are producing wells or wells capable of production. Multiple completions have been counted as one well. Substantially all of the wells have multiple completions, and all of the wells include both oil completions and gas completions. However, pursuant to the rules of the Securities and Exchange Commission ("Commission"), all wells are shown as oil wells since one of the multiple completions in each well is an oil completion. The Company is an operator of 510 gross wells (423 net) and a non-operator with respect to 19 gross (3 net) wells.

(2) A gross well is a well in which the Company holds a working interest, without adjustment to reflect the actual percentage interest held therein
     by the Company.   Net wells represent the sum of the actual percentage
     working interests owned by the Company in gross wells at December 31, 1997.

________________________

      RESERVES. The following tables set forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net cash inflows (by reserve categories) discounted to present value at an annual rate of 10%. Future income tax expenses have not been taken into account in estimating future net cash inflows. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, an independent reservoir engineer. The review by Ryder Scott Company consisted of properties which comprised approximately 80% of the total present worth of future net income discounted at 10% as of December 31, 1997. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company; however, on a well by well basis, differences of greater than 10% may exist. See, also, the Supplemental Oil and Gas Disclosures appearing on pages F-27 through F-30 of this Form 10-KSB.

     Net proved reserves at December 31, 1997:

                    Proved Developed       Proved Undeveloped        Total Proved
                    ----------------       -------------------        ------------
Location             Oil       Gas            Oil        Gas         Oil       Gas
-----------        (MBbls)*   (MMcf)*       (MBbls)*   (MMcf)*     (MBbls)*  (MMcf)*
                   --------   -------      ---------   -------     --------  -------
Utah/(1)/           12,980    15,224        24,155      60,259      37,135    75,483
                    ======    ======        ======      ======      ======    ======

_______________

* "MBbls" means one thousand barrels and "Bbls" means barrels, "MMcf" means one million cubic feet of gas and "Mcf" means one thousand cubic feet of gas.

(1)  The Company has no proven reserves in any other location.
_______________


     Discounted future net cash inflows before income taxes at December 31, 1997:

Location       Proved Developed  Proved Undeveloped  Total Proved
----------     ----------------  ------------------  ------------

Utah             $71,459,000         $22,380,000      $93,839,000
                 ===========         ===========      ===========


     Future net cash inflows from reserves at December 31, 1997 were calculated on the basis of average prices in effect on that date and approximated $13.33
per barrel of oil and $2.63 per Mcf of gas.   The value of the estimated proved
gas reserves are net of a deduction for normal shrinkage and for natural gas estimated to be required to power future field operations.

     The future net revenue attributable to the Company's estimated proved undeveloped reserves at December 31, 1997, and the $22.38 million value thereof, have been calculated assuming the Company will expend approximately $229.0 million to drill 781 wells during the period 1998 through 2004. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital.

     The foregoing estimated pretax discounted future net cash inflow figures relate only to the reserves tabulated above. The estimates were prepared without consideration of income taxes and indirect costs such as interest and administrative expenses, and are not to be construed as representative of the fair market values of the properties to which they relate.

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to its estimated proved reserves that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     No major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's proved reserves since January 1, 1998.

     No estimates of total proven net oil and gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

      VOLUMES, PRICES AND PRODUCTION COSTS. The following table sets forth on an actual basis certain information regarding the production volumes of, average sales prices received for, and average production costs for the sales of oil and
gas by the Company.   Average sales prices have been computed without
consideration for the effects of
hedging transactions. See, also, the Supplemental Oil and Gas Disclosures appearing on pages F-27 through F-30 of this Form 10-KSB.

                                       Year Ended December 31,
                                -------------------------------------

                                  1997            1996          1995
                                ---------       -------       -------
Net Production:
 Oil (Bbls)................       854,945       501,908       104,564
 Gas (Mcf).................     1,636,758       710,436       108,927
      Total (BOE*).........     1,127,738       620,314       122,718
Average Sale Price:
      Oil (per Bbl)........      $  16.17       $ 20.18       $ 17.10
Gas (per Mcf)(1)...........      $   2.19       $  1.56       $  1.21
Average Production Cost:
     ($/BOE)(2)............      $   3.69       $  2.31       $  8.23
---------------

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

      DRILLING ACTIVITIES. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 1997, 1996 and 1995.

                                           Year Ended December 31,
                      ---------------------------------------------------------------
                            1997                   1996                   1995
                      -------------------   ---------------------   -----------------
                      Gross/(1)/ Net/(1)/    Gross/(1)/  Net/(1)/    Gross   Net/(1)/
                      ---------- --------   ----------- ---------   ------- ---------
Development wells:
------------------
   Oil(2)...........      73      64.0           57        50.1         33       6.8
   Water Injection..       -         -            4         2.8          1        .2
   Dry..............                 5          4.8           2        2.0         1
                          --      ----          ---        ----        ---      ----
      Total.........      78      68.8           63        54.9         35       7.0
                          ==      ====          ===        ====        ===      ====
Exploratory wells:
------------------
   Oil(2)...........       2         2            -           -          4       3.9
   Dry..............       -         -            1           1          1         1
                          --      ----          ---        ----        ---      ----
      Total.........       2         2            1           1          5       4.9
                          ==      ====          ===        ====        ===      ====
Total wells:
------------
   Oil(2)...........      75      66.0           57        50.1         37      10.7
   Water Injection..       -         -            4         2.8          1        .2
   Dry..............       5       4.8            3         3.0          2         1
                          --      ----          ---        ----        ---      ----
      Total.........      80      70.8           64        55.9         40      11.9
                          ==      ====          ===        ====        ===      ====

 _____________________________

(1) 1995 development wells gross column includes the drilling of 21 wells under the Farmout Agreement. Since the Company had no working interest in the Farmout wells at December 31, 1995, these wells are not included in the 1995 development wells net column. On June 12, 1996, the Company acquired the working interest in the 20 producing wells drilled under the Farmout Agreement.

(2) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Commission each well is classified as an oil well.

___________________________

     The information contained in the foregoing table should not be considered indicative of future drilling performance nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company.

     The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate or footage basis under standard drilling contracts. From December 31, 1997 to March 15, 1998, the Company drilled 26 gross (20.6 net) development oil wells.

DELIVERY COMMITMENTS

     Approximately 50% of the natural gas produced by the Company at December 31, 1997 was subject to fixed quantity gas purchase agreements with Wasatch Energy Corporation ("Wasatch") all of which expire in 1998. Approximately 20% of the natural gas produced by the Company is sold pursuant to contracts expiring through 1999 which do not obligate the Company to deliver a fixed quantity of natural gas, but require it to deliver all of its production from the wells, net of lease fuel used, subject to such contracts. The remainder of the Company's production is sold on a month-to-month basis in the spot market.

     The Company has also entered into various price protection agreements to hedge against volatility in crude oil prices and to help insure the repayment of indebtedness. These agreements are discussed at Item 6 -"Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."


OTHER PROPERTY

     The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 16,500 square feet pursuant to a lease which expires in December 2002 and provides for a rental rate of $22,000 per month.

     The Company owns the Woods Cross Refinery located in Woods Cross, Utah. The Woods Cross Refinery is subject to a mortgage in favor of Banque Paribas. See Item 1 - "Description of Business -- Refining Operations" for a description of the Woods Cross Refinery.

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

     As of March 15, 1998 there were 485 holders of record of the Company's Common Stock and one holder of the Company's Series C Preferred Stock. The following table sets forth the range of high and low bid prices as reported by NASDAQ for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              1997               1996
                              ----               ----
                       High Bid   Low Bid  High Bid  Low Bid
                       --------   -------  --------  -------

     First Quarter      $11.00    $ 8.38     $5.00    $3.75

     Second Quarter      10.25      8.13      9.38     3.75

     Third Quarter       12.63      8.75      7.94     5.50

     Fourth Quarter      12.63     10.00      9.25     6.13

     The above prices have been adjusted to reflect a 1 for 10 reverse split of the Common Stock that occurred on June 3, 1996.

     Inland has not paid cash dividends on Inland's Common Stock during the last two years and the Board of Directors of Inland does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on Inland's Series C Preferred Stock. Until redeemed by the Company, the 100,000 outstanding shares of Series C Preferred Stock bears a 10% dividend per annum, which equals an annual dividend of $1,000,000 as long as all 100,000 shares are outstanding. These dividends accumulate and are payable only
(i) in connection with the liquidation, dissolution or winding up of the Company, (ii) in connection with the redemption of Series C Preferred Stock or
(iii) at such time as the Company and the holders of a majority of the Series C Preferred Stock shall otherwise agree. Accrued but unpaid dividends accrue additional dividends at the rate of 10% per annum, compounded quarterly. All accrued dividends are payable in full prior to any distributions on Common Stock. Inland Series C Preferred Stock is redeemable at any time by Inland after July 21, 2000 by payment of a redemption price of $100.00 per share, plus accrued and unpaid dividends, unless converted by the holders of Series C Preferred Stock at a conversion price of $12.00 per share (subject to certain antidillution adjustments). If the Series C Preferred Stock is not converted by the holder or redeemed for cash by the Company prior to the later of (a) July 21, 2005 or (b) six months following maturity of any long-term debt financing in the aggregate amount of at least $25 million obtained after July 21, 1997 (which includes the ING Credit Agreement and the TCW II Credit Agreement discussed at
Item 6 - "Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources -- Debt Financing"), the Company must redeem the Series C Preferred Stock and all accrued dividends for cash or, at the Company's election, by issuing Common Stock issued at 80% of the market price of the Common Stock on the day of redemption. The Series C Preferred Stock must also be redeemed by the Company if it enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Preferred Stock elect to be redeemed at such time (the holders did not elect to be redeemed in connection with the acquisition of the Woods Cross Refinery), or the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of Common Stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Preferred Stock.

     Both the ING Credit Agreement and the TCW II Credit Agreement expressly prohibit Inland from paying any cash dividends on Common Stock or Series C Preferred Stock while any amounts owing under either the ING

Credit Agreement or the TCW II Credit Agreement remain unpaid, unless the Senior Lenders and TCW consent to such dividend. Likewise, the ING Credit Agreement and the TCW II Credit Agreement prohibit Inland from redeeming or repurchasing any shares of Common Stock or Series C Preferred Stock without the Senior Lenders' and TCW's prior consent.

     On November 10, 1997, the Company granted options to its four executive officers giving them the right to purchase an aggregate of 600,000 shares of Inland Common Stock, vesting over six years. The exercise price for the first 300,000 options vesting is $11.00 per share, and the exercise price for the last 300,000 shares vesting is $16.00 per share. The first 300,000 shares vest in equal annual amounts on the first, second and third anniversary dates as long as the officer continues to be employed by the Company or a subsidiary on such dates. The remaining 300,000 shares vest equally on the fourth, fifth and sixth anniversary dates provided such officer continues to be employed on such dates and provided that the Company has net income before deductions for interest, income taxes, depreciation and amortization equal to $40,000,000 for the twelve months ending on the October 31 immediately preceding each such vesting date. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the grant of such options.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

     Effective September 1, 1997, Inland Resources Inc. (the "Company") acquired 153 gross (46.9 net) wells from Enserch Exploration Company ("Enserch") for $10.4 million. Effective September 30, 1997, the Company acquired 279 gross (184 net) wells from Equitable Resources Energy Company ("EREC") for $56.0 million. These acquisitions were accounted for as purchases, therefore, the assets and results of operations are included in the Company's financial statements from the effective acquisition dates forward. In addition, on December 31, 1997, the Company closed the acquisition of an oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery") for $22.9 million. The acquisition of the Woods Cross Refinery was accounted for as a purchase, therefore the assets purchased and liabilities assumed are included in the Company's consolidated balance sheet as of the acquisition date. Since the acquisition of the Woods Cross Refinery occurred on December 31, 1997, no revenues or expenses have been recorded in the Company's 1997 consolidated statement of operations.

RESULTS OF OPERATIONS- FISCAL 1997 COMPARED TO 1996

     Oil and gas sales - Oil and gas sales during 1997 exceeded the previous year by $6.5 million or 61%. The increase was attributable to increased oil and gas sales volumes in the Monument Butte Field offset by lower prices received for oil production. The increase in oil and gas sales volumes in the Monument Butte Field is attributable to the acquisition of Enserch and EREC and the 75 oil and gas wells that the Company drilled and completed during 1997. Oil sales were 855,000 barrels in 1997 compared to 502,000 barrels in 1996 while gas sales were 1,637 MMcf in 1997 compared to 710 MMcf in 1996. Average oil prices dropped from $20.18 in 1996 to $16.17 in 1997 while the averaged price received for natural gas sales increased from $1.49 Mcf in 1996 to $2.19 Mcf in 1997. Oil sales as a percentage of total oil and gas sales were 80% and 89% in 1997 and 1996, respectively. Crude oil is expected to continue as the predominant product produced from the Monument Butte Field.

     As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $217,000 and $535,000 during 1997 and 1996, respectively, due to the recognition of hedging contract settlement losses and contract purchase cost amortization.

     Lease operating expenses - Lease operating expense increased $2.3 million or 163% between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per barrel of oil equivalent

("BOE") increased from $2.29 in 1996 to $3.35 in 1997. The primary increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     Production taxes - Production taxes as a percentage of sales decreased from 5.4% in 1996 to 2.2% in 1997. The Company's tax expense is comprised primarily of an ad valorem tax and a severance tax. The ad valorem tax is not tied to the Company's revenues, as a result, as the Company's revenues have risen, the ad valorem tax has decreased as a percentage of sales. The amount of severance tax paid has also decreased as a percentage of sales due to the increasing number of wells that are allowed exemptions from or credits against severance tax.

     Exploration - Exploration expense in 1997 and 1996 represents the Company's share of costs to retain unproved acreage and drilling costs related to one uneconomic exploration well in 1996.

     Depletion, depreciation and amortization - The increase in depletion, depreciation and amortization resulted from increased sales volumes and an increased average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge and varies based on proved reserves of the Company. The average depletion rate was $5.52 per BOE during 1997 and $5.17 per BOE during 1996. Based on the December 31, 1997 estimated proved reserves, the Company's depletion rate entering 1998 is $4.90 per BOE.

     General and administrative, net - General and administrative expense increased $448,000 on a net basis between years. General and administrative expense is reported net of operator fees and reimbursements which were $3.2 million and $1.9 million during 1997 and 1996, respectively. Gross general and administrative expense increased from $3.6 million in 1996 to $5.3 million in 1997. The changes are related to increased costs and increased reimbursements associated with the large growth in the Company's operated wells and drilling program.

     Interest expense - Interest expense increased from $1.7 million in 1996 to $4.8 million in 1997. The increase is a result of new debt associated with the Enserch and EREC acquisitions and the Company's drilling program. Borrowings during 1997 averaged approximately $45.0 million at an average effective interest rate of 10.6%. Borrowings during 1996 averaged approximately $15.0 million at an average effective interest rate of 11%. The change in the effective interest rate resulted from the various debt refinancings performed during 1997 as explained further in ("Liquidity and Capital Resources" below.

     Other income - Other income in 1997 and 1996 primarily represents interest earned on the investment of surplus cash balances.

     Income taxes - In 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

     Extraordinary loss - The extraordinary loss resulted from the write-off of discount and issue costs associated with certain obligations that were refinanced during 1997.

     Redemption premium preferred Series A stock - During August 1996, the Company called for redemption its Series A preferred stock. The amount recorded as a dividend represents the excess of the redemption amount over the carrying amount for those Series A holders who elected to redeem their shares rather than convert.

     Redemption premium preferred Series B stock - During July 1997, the Company called for redemption its Series B preferred stock. All Series B holders elected to convert their holdings to common stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Series B stock.

     Accrued preferred Series C stock dividends - The Company's Series C stock accrues dividends at 10% or $1,000,000 per year. No dividends have been paid since the stock was issued on July 21, 1997. The amount accrued represents those dividends earned during the period from July 21, 1997 to December 31, 1997.

     DISCONTINUED OPERATIONS. Effective December 30, 1996, the Company sold the Toiyabe Mine and completely divested itself of any remaining business activities related to the mining of precious metals. During 1996, the Company focused reclamation activities on recontouring and revegetating certain disturbed land areas, lowering constituent levels in leachate solution and certain other miscellaneous tasks. Costs incurred in performing these operations were $129,000 in 1996. Placer Dome U.S. Inc. ("Placer") purchased the Toiyabe Mine from the Company and assumed responsibility for all past, present and future environmental and reclamation activities, liabilities and expenses. The Company paid Placer $500,000 in consideration of the assumption of such responsibilities. As a result, the Company has no future liability for the Toiyabe Mine, unless Placer fails to honor its agreement with the Company to assume and pay such liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $176.0 million of assets. Total capitalization was $153.8 million of which 20% was represented by stockholders' equity, 31% was represented by senior debt and 49% by subordinated debt. As of December 31, 1997, there were no significant commitments for capital expenditures. The Company anticipates that 1998 net expenditures for development drilling and water and gas infrastructure expansion will approximate $36.0 million in the Monument Butte Field with an additional $2.4 million to be spent for upgrades at the Woods Cross Refinery. The $36.0 million budgeted capital outlay includes the drilling of 130 gross wells and the conversion of 50 wells to water injection. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities and market conditions.

     The Company plans to finance its ongoing acquisition, development, and exploration expenditures using internal cash flow, proceeds from borrowings under its senior credit facility, joint ventures or future public or private offerings of credit or equity securities. The Company is currently in process of negotiating an increase in the borrowing base under its senior credit facility. In addition, future cash flows are subject to a number of variables, including the level of production and crude oil and natural gas prices. As a result, the Company cannot give assurance that operations and other capital resources will provide cash in sufficient amounts to cover working capital requirements and maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

     During 1997, the Company generated $10.8 million from operations, sold $10.0 million of preferred Series C stock and had net borrowings of $100.9 million of debt. These sources of cash along with cash on hand at the beginning of the year were used to fund the Enserch acquisition ($10.4 million), the EREC acquisition ($56.0 million), the Woods Cross Refinery acquisition ($22.9 million), and the 1997 development of the Monument Butte Field and other capital expenditures ($29.7 million). The remaining net change in cash was caused by various smaller acquisitions and changes in working capital account positions.

     Debt Financing - On November 29, 1995, the Company entered into a Credit Agreement (as amended June 12, 1996) ("TCW I") with Trust Company of the West and affiliated entities. The Company borrowed the entire $25.0 million of availability under this agreement by February 1997. Principal and interest (10% annual rate) was payable quarterly. In addition to principal and interest payments, the note holder was granted an equity yield enhancement in the form of a 7% overriding royalty interest, proportionately reduced by the Company's working interest in the oil and gas properties.

On June 30, 1997, the Company entered into a $50.0 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The initial advance of $26.0 million was funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire the TCW I loan obligation and to purchase the 7% override on the Company's properties. On August 15, 1997 an additional $9.0 million was drawn under the facility to fund the acquisition of properties from Enserch. Interest under the CIBC Loan Agreement was calculated at the London interbank eurodollar rate ("LIBOR") plus a spread of 1.875%, or approximately 7.5%.

On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). The Credit Agreement with TCW ("TCW II") provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45.0 million of which $35.0 million was drawn by December 31, 1997 and the remaining $10.0 million was drawn by March

27, 1998. The Company is currently negotiating an increase to the borrowing base. Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association (d/b/a Colorado National Bank) and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. The proceeds from the loans were used to finance the acquisition of the properties purchased from EREC, fund full repayment of the CIBC Loan Agreement, pay transaction costs and provide the Company with working capital.

The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $45.0 million borrowing base, are $4.0 million for the first three quarters, $3.0 million for the next four quarters, $2.5 million for the next four quarters, $2.25 million for the next four quarters, and $2.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in an effective interest rate of approximately 7.5%. The ING loan is secured by a first lien on substantially all assets of the Company, except the Woods Cross Refinery.

TCW II is comprised of a $65.0 million traunche and a $10.0 million traunche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW II loan converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted warrants to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007. The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million traunche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW II loan. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10.0 million traunche, upon payment in full of the TCW II loan by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return. TCW II restricts any repayment of the TCW II indebtedness until October 1, 1999. TCW II is secured by a second lien on substantially all assets of the Company, except the Woods Cross Refinery.

TCW II and the ING Credit Agreement have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to year end, certain covenants were either amended or waived for a one year period, allowing the Company to remain in compliance at December 31, 1997. On December 31, 1997, the Company's outstanding balance was $75.0 million under TCW II and $35.0 million under the ING Credit Agreement.

On December 31, 1997, the Company borrowed $12.5 million from Banque Paribas in connection with the acquisition of the Woods Cross Refinery. The Credit Agreement constitutes a revolving line of credit in an amount not to exceed $23.75 million. The facility will be used for working capital needs and letters of credit obligations. The Credit Agreement provides that the aggregate amount of loans outstanding (not including letter of credit obligations) prior to April 1, 1998 cannot exceed $16.5 million and thereafter the amount of loans outstanding (not including letter of credit obligations) cannot exceed $8.0 million. All amounts funded under the Credit Agreement must be repaid by January 29, 1999. The Credit Agreement is secured by a first lien on all refining assets of the Company. The Company's ability to borrow funds or have letters of credit issued under the Credit Agreement are subject to its compliance with various financial covenants and ratios. Amounts outstanding bear interest at the prime rate of The Chase Manhatten Bank in New York, New York, and interest is payable monthly. The Company has further agreed with Banque Paribas that if the Company receives proceeds from any equity or capital markets financial transaction, it will make certain prepayments, if any, required to be made under the Credit Agreement.

     Sale of Mandatory Redeemable Preferred Stock - On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of Enron Corp. for cash of $10.0 million ($9.6 million net of closing fees). Concurrently with the issuance of the Series C Stock, the Company called for redemption its outstanding Series B Convertible Preferred Stock (the "Series B Stock"). The holders of the Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of Inland Common Stock.

The Series C Stock is initially convertible at any time by the holder into 8.333 shares of Inland Common Stock, an effective conversion price of $12.00 per share. The Series C Stock bears a dividend of 10% per annum. Accumulated dividends may also be converted by the holder at the same ratio as the Series C Stock. Subsequent to July 21, 2000, (the third anniversary), the Company has the option to redeem for cash at par value ($100 per share) all outstanding shares of Series C Stock plus accrued dividends. If not converted by the holder or redeemed for cash by the Company prior to the later of (i) July 21, 2005 (the eighth anniversary) or (ii) six months following maturity of any high yield offering or long-term debt financing in the aggregate amount of at least $25.0 million obtained after July 21, 1997, the Company must redeem the Series C Stock and all accrued dividends for (i) cash or, at the Company's election, (ii) Common Stock issued at 80% of the market price of the Common Stock on the day of redemption.

The Company must also redeem the Series C Stock if (a) the Company enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Stock elect to be redeemed prior to the Company commencing such new line of business (the holders did not elect to be redeemed in connection with the acquisition of the Woods Cross Refinery), or (b) the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of Common Stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Stock (which is initially $12.00 per share). The Series C Stock votes with common stockholders on all matters based on the number of shares of Inland Common Stock the Series C Stock is convertible into; except for the approval of amendments to the Series C Stock, the authorization of any other series of preferred stock having equal or greater rights, and the approval of any merger, consolidation or share exchange involving the Company unless the holder of the Series C Stock receives equivalent stock with equivalent rights. In these instances, the Series C Stock votes as a separate class. The Series C Stock also carries anti-dilution protection, rights to demand registration at the Company's expense and a liquidation preference equal to par value of all outstanding shares plus accrued dividends.

     Crude Oil Hedging Activities - The Company has a hedge in place with Enron Capital and Trade Resources Corp. (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. The Company also has entered into a put contract with Enron for 100,000 barrels per month from January 1998 through March 1998 at a put price of $16.00 per barrel.

During 1996 and 1997, the Company had various other contracts in place consisting of puts, calls and collars. Each of the contracts have completely settled as of December 31, 1997. The effects of all hedging contracts resulted in losses of $217,000 and $535,000 during 1997 and 1996, respectively.

On March 12, 1998, the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covers 75,000 barrels per month for the period from April 1998 through December 1998.

     Markets - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow, although the Company has somewhat mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. The posted field price for the Monument Butte Field has ranged from $13.50 to $24.25 per barrel during 1997. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Sale Lake City, Utah, will limit the amount of Black Wax that can be processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production following certain upgrades to the refinery necessary to accommodate increased Black Wax production. The Company has also held discussions with the other Salt Lake City refineries to inform them of the outlook for Black Wax production in this region such that they can propose solutions to existing plant configurations. Until the upgrading of the Woods Cross Refinery is finished or refinery modifications at one or more of the other refineries are accomplished, there may be short-term downward pressure on Black Wax pricing.

     The Company continues to aggressively seek other opportunities to acquire existing oil and gas production in developed fields. The Company will attempt to finance such acquisitions through (i) seller financing, whenever possible; (ii) joint operating agreements with industry partners where the Company may sell part of its position to provide acquisition and development funds; (iii) sales of equity or debt of the Company; or (iv) traditional bank lines of credit, although the Company currently has no existing bank lines of credit or arrangements with any bank to loan funds, except as described above.

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

YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millenium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the digit value to 00. The risk is that computer systems will not properly recognize sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

     The Company is conducting a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations and management believes the Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect the future financial results or cause reported financial information to not be necessarily indicative of future operating results or future financial condition.

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

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts included in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including the present value of future net revenues), future production of oil and gas, business strategies, expansion and growth of the Company's operations, cash flow, marketing of crude oil and natural gas, sources of crude oil for refining, marketing of refined products and refinery maintenance, operations and upgrades. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the market price of crude oil and natural gas, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas industry and crude oil refining industry, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks and compliance, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

   The financial statements required by this item begin at page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

   The information required by this Item was previously reported in the Company's Current Report on Form 8-K dated October 4, 1996.


                                   PART III


For information called for by Items 9, 10, 11 and 12, reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 30, 1998, which the Company intends to file with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

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

3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997 (filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

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

4.1 Credit Agreement dated September 23, 1997 between IPC, the Company, ING, as Agent, and Certain Financial Institutions, as banks (filed as
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

4.2 Credit Agreement dated September 23, 1997, among IPC, the Company, Trust Company of the West, and TCW Asset Management Company, in the capacities described therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

4.3 Intercreditor Agreement dated September 23, 1997, between IPC, TCW Asset Management Company, Trust Company of the West and ING (filed as
          Exhibit 4.3 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

4.4 Warrant Agreement by and between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated September 23, 1997 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

4.5 Warrant issued by the Company pursuant to the Warrant Agreement filed as Exhibit 4.4, dated September 23, 1997, representing the right to purchase 100,000 shares of the Company's Common Stock (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
------    -----------------------

4.6 Credit Agreement dated as of December 24, 1997 between Inland Refining, Inc. ("Refining") and Banque Paribas (without exhibits) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

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

10.2.11 Warrant Certificate between the Company and Kyle R. Miller dated May 22, 1996 (corrected version) (filed as Exhibit 10.2.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.2.12 Warrant Certificate between the Company and Kyle R. Miller dated January 23, 1997 representing 70,000 shares (filed as Exhibit 10.2.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

*10.2.13 Option Certificate between the Company and Kyle R. Miller dated November 10, 1997 representing 225,000 shares.

10.3 Employment Agreement between the Company and Kyle R. Miller dated June 1, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

10.4 Cooperative Agreement between IPC and the U.S. Department of Energy, and related correspondence (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.5 Employment Agreement between the Company and Bill I. Pennington dated June 1, 1996 (corrected version) (filed as Exhibit 10.9.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.6 Subcontract Agreement between IPC and the University of Utah dated September 25, 1992 (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.7 Subcontract Agreement dated October 8, 1992 between IPC and the University of Utah Research Institute (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.8 Chevron Crude Oil Purchase Contract No. 531144 dated October 25, 1988, as amended by Amendment No. 1 dated November 27, 1989, Amendment No. 2 dated September 12, 1990, Amendment No. 3 dated July 15, 1991, Amendment No. 4 dated January 22, 1992, Amendment No. 5 dated January 13, 1993, and the March 4, 1992 letter from Chevron U.S.A. Products Company to

Exhibit
Number    Description of Exhibits
------    -----------------------

          all Chevron Products Company customers (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.9 Subscription Agreement between the Company and Smith Management Company dated May 12, 1994 (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.9.1 Amendment to Subscription Agreement filed as Exhibit 10.32, dated September 16, 1994 (filed as Exhibit 10.18.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10 Registration Rights Agreement dated September 21, 1994 between the Company and Energy Management Corporation, a wholly owned subsidiary of Smith Management Company and the assignee of Smith Management Company under the Subscription Agreement filed as Exhibit 10.9 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10.1 Correspondence constituting an amendment/clarification of the Registration Rights Agreement filed as Exhibit 10.10 (filed as Exhibit
          10.19.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10.2 Registration Rights Agreement dated March 20, 1995 between the Company and Energy Management Corporation (filed as Exhibit 10.19.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.11 Swap Agreement dated August 4, 1994 between the Company and Enron Risk Management Services Corp.(filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.12 Swap Agreement dated August 26, 1994 between the Company and Joint Energy Development Investments Limited Partnership ("JEDI") (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.13 Swap Agreement dated August 4, 1994 between IPC and Enron Risk Management Services Corp. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.14 Subscription Agreement between the Company and Pengo Securities Corp. dated October 23, 1995, without exhibits (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.14.1 Registration Rights Agreement between the Company and Pengo Securities Corp. dated November 6, 1995 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.15 Combined Hydrocarbon Lease between IPC and the U.S. Department of the Interior, Bureau of Land Management ("Bureau") dated effective October 18, 1995 relating to 677.36 acres (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
------    -----------------------

10.16 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 2,879.94 acres (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.17 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 647.32 acres (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.18 Combined Hydrocarbon Lease between IPC and the Bureau dated effective October 18, 1995 relating to 1,968.01 acres (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.19 Farmout Agreement between IPC, the Company and Randall D. Smith, dated effective July 1, 1995 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.20 Option Agreement dated November 22, 1995 between the Company, IPC and Randall D. Smith (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.20.1 Warrant Certificate dated November 22, 1995 granted by the Company to Randall D. Smith, together with Exhibit "A", a Registration Rights Agreement (filed as Exhibit 10.29.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.20.2 Form of Agreement dated June 12, 1996 between the Company, IPC, Smith Management Company, Inc. ("Smith Management"), Farmout, Inc. ("Farmout") and Randall D. Smith, Jeffrey A. Smith and John W. Adams (the "Farmout Stockholders") (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein be reference).

10.20.3 Form of Registration Rights Agreement dated June 12, 1996 between the Company, Smith Management and the Farmout Stockholders (filed as
          Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.4 Security Agreement dated June 12, 1996 between the Farmout Stockholders and the Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.5   Form of Agreement dated June 12, 1996 between the Company and Arthur
          J. Pasmas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.6 Form of Registration Rights Agreement entered into as of July 31, 1996 between the Company and Arthur J. Pasmas (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.7   Form of Amendment to Registration Rights Agreement filed as Exhibit
          10.29.6 (filed as Exhibit 10.29.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
------    -----------------------

10.21 Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas Services Company dated November 20, 1995 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.22 Swap Agreement dated November 22, 1994 between the Company and JEDI (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.22.1 Termination Agreement Revised dated January 18, 1996 between the Company and Enron Capital & Trade Resources Corp. ("ECT") relating to
          Exhibit 10.22 (filed as Exhibit 10.31.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.23 Swap Agreement dated January 18, 1995 between the Company and ECT (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.24 Put Option dated January 18, 1996 between the Company and ECT (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.25     Commodity Option dated January 18, 1996 between IPC and ECT (filed as
          Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.26 Employment Agreement between the Company and John E. Dyer dated June 1, 1996 (corrected version) (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.26.1   Amendment to Employment Agreement filed as Exhibit 10.26 (filed as
          Exhibit 10.35.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.27 Crude Oil Call Option between IPC and Enron Capital & Trade Resources dated April 3, 1996 (without exhibits) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, and incorporated herein by reference).

10.28 Warrant Certificate between the Company and John E. Dyer dated May 22, 1996 representing 50,000 shares (corrected version) (filed as Exhibit
          10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.28.1 Warrant Certificate between the Company and John E. Dyer dated January 23, 1997 representing 70,000 shares (filed as Exhibit 10.37.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

*10.28.2 Option Certificate between the Company and John E. Dyer dated November 10, 1997 representing 150,000 shares.

10.29 Warrant Certificate between the Company and Bill I. Pennington dated May 22, 1996 representing 50,000 shares (corrected version) (filed as
          Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
------    -----------------------

10.29.1 Warrant Certificate between the Company and Bill I. Pennington dated January 23, 1997 representing 60,000 shares (filed as Exhibit 10.38.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

*10.29.2 Option Certificate between the Company and Bill I. Pennington dated November 10, 1997 representing 125,000 shares.

*10.30 Option Certificate between the Company and Michael J. Stevens dated November 10, 1997 representing 100,000 shares.

10.31 Agreement - Option to Purchase Inland's Toiyabe Property, Lander County, Nevada (without exhibits) (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

10.31.1 Form of Release of Claim between Placer Dome U.S. Inc. ("Placer Dome") and the Company (filed as Exhibit 10.39.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.31.2 Form of Assignment of Lease (Unpatented Mining Claims) between the Company and Placer Dome (filed as Exhibit 10.39.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.31.3 Form of Corporation Grant, Bargain and Sale Deed (Unpatented Mining Claims) between the Company and Placer Dome (filed as Exhibit 10.39.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.31.4 Assignment and Bill of Sale between the Company and Placer Dome (filed as Exhibit 10.39.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.32 Swap Agreement dated July 8, 1996 between IPC and Koch Gas Services Company (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

10.33 Letter agreement dated October 30, 1996 between the Company and Johnson Water District (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.34 Collar between Koch Oil Company and the Company effective January 1, 1997 (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.35 Securities Purchase Agreement dated July 21, 1997 between the Company and JEDI (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

10.35.1 Registration Rights Agreement dated July 21, 1997 between the Company and JEDI (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
------    -----------------------

10.36 Purchase and Sale Agreement between Enserch Exploration, Inc. and IPC dated July 10, 1997 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 1997, and incorporated herein by reference).

10.37 Agreement of Sale and Purchase dated July 24, 1997 between Equitable Resources Energy Company and IPC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

10.38 Asset Purchase and Sale Agreement dated as of July 14, 1997 between Crysen Corporation, Crysen Refining, Inc., Sound Refining, Inc. and the Company, as amended by the first, second and third amendments thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.38.1 Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and Inland Refining, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.38.2 Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and Refinery Technologies, Inc. (filed as Exhibit
          10.3 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.38.3 Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and San Jacinto Carbon Company (filed as Exhibit
          10.4 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

*10.39 Employment Agreement between the Company and Michael J. Stevens dated May 1, 1997.

*21.1     Subsidiaries of the Company.

*23.1     Consent of Arthur Andersen LLP.

*23.2     Consent of Ryder Scott Company Petroleum Engineers.

*27.1     Financial Data Schedule required by Item 601 of Regulation S-B.

________________________

*    Filed herewith.

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated December 31, 1997 reporting information under the following Form 8-K Items:

     Item 2.  Acquisition or Disposition of Assets
     Item 7.  Financial Statements and Exhibits

No financial statements were included in the December 31, 1997 Form 8-K, but financial statements were filed by amendment to this Current Report filed as Form 8-K/A (Amendment No. One) dated December 31, 1997, filed with the Securities and Exchange Commission on March 16, 1998, reporting information under the following Form 8-K Items and financial statements:

Item 7.  Financial Statements and Exhibits

     The following financial statements and pro forma financial information regarding the Woods Cross Refinery were filed:

     (a)  AUDITED FINANCIAL STATEMENTS

          Report of Independent Public Accountants
          Independent Auditors' Report
          Balance Sheets as of November 30, 1997 and 1996
          Statements of Operations and Retained Earnings (Deficit) for the Years
             Ended November 30, 1997 and 1996
          Statements of Cash Flows for the Years Ended November 30, 1997 and
             1996
          Notes to Consolidated Financial Statements

     (b)  UNAUDITED PRO FORMA FINANCIAL INFORMATION

          Introduction to Pro Forma Financial Information
          Pro Forma Condensed Consolidated Balance Sheet as of September 30,
             1997
          Pro Forma Condensed Consolidated Statement of Operations for the Nine
             Month Period Ended September 30, 1997
          Pro Forma Condensed Consolidated Statement of Operations for the
             Twelve Month Period Ended December 31, 1996
          Notes to Unaudited Pro Forma Financial Statements



     No other reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INLAND RESOURCES INC.

March 27, 1998                      By:  /s/ Kyle R. Miller
                                         -----------------------------------
                                         Kyle R. Miller,
                                         Director, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 27, 1998                           /s/ Arthur J. Pasmas
                                    -------------------------------------------
                                    ARTHUR J. PASMAS
                                    Director


March 27, 1998                           /s/ Thomas J. Trzanowski
                                    -------------------------------------------
                                    THOMAS J. TRZANOWSKI
                                    Director


March 27, 1998                           /s/ Paul C. Schorr IV
                                    -------------------------------------------
                                    PAUL C. SCHORR IV
                                    Director


March __, 1998
                                    -------------------------------------------
                                    GREGORY S. ANDERSON
                                    Director


March __, 1998
                                    -------------------------------------------
                                    BRUCE SCHNELWAR
                                    Director


March 27, 1998                           /s/ Bill I. Pennington
                                    -------------------------------------------
                                    BILL I. PENNINGTON
                                    Vice President and Chief Financial
                                    Officer (Principal Financial Officer)


March 27, 1998                           /s/ Michael J. Stevens
                                    -------------------------------------------
                                    MICHAEL J. STEVENS
                                    Secretary, Treasurer and Controller
                                    (Principal Accounting Officer)

                             INLAND RESOURCES INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Independent Public Accountants                     F-2

Consolidated Balance Sheets, December 31, 1997 and 1996      F-3

Consolidated Statements of Operations for the years ended
    December 31, 1997 and 1996                               F-5

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997 and 1996                  F-7

Consolidated Statements of Cash Flows for the years ended
    December 31, 1997 and 1996                               F-8

Notes to Consolidated Financial Statements                   F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 18, 1997.

                             INLAND RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1997 AND 1996



                             ASSETS                          1997           1996
                             ------                      ------------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                               $    604,619   $10,030,982
 Accounts receivable                                       11,725,899       641,961
 Accrued oil and gas sales                                  1,875,200     1,435,700
 Inventory                                                  6,973,890       862,229
 Other current assets                                       2,086,819       242,022
                                                         ------------   -----------
       Total current assets                                23,266,427    13,212,894
                                                         ------------   -----------
PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties (successful efforts method)       143,828,550    46,832,811
 Accumulated depletion, depreciation and amortization     (10,009,165)   (3,834,517)
                                                         ------------   -----------
       Total oil and gas properties, net                  133,819,385    42,998,294

 Other property and equipment, net                         14,698,611       779,161
                                                         ------------   -----------
       Total property and equipment, net                  148,517,996    43,777,455

DEBT ISSUE COSTS, net                                       1,068,185       338,262

NOTES RECEIVABLE                                            3,100,000             -
                                                         ------------   -----------
       Total assets                                      $175,952,608   $57,328,611
                                                         ============   ===========

                  The accompanying notes are an integral part
                      of the consolidated balance sheets.

                             INLAND RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1997 AND 1996


              LIABILITIES AND STOCKHOLDERS' EQUITY               1997          1996
              ------------------------------------           ------------   -----------
CURRENT LIABILITIES:
 Accounts payable                                            $  6,238,515   $ 2,865,387
 Accrued expenses                                               3,613,829     1,371,347
 Current portion of long-term debt                                166,989     1,148,000
                                                             ------------   -----------
       Total current liabilities                               10,019,333     5,384,734

LONG-TERM DEBT                                                122,943,904    19,972,014

ENVIRONMENTAL LIABILITY                                         1,000,000             -

COMMITMENTS AND CONTINGENCIES (Note 11)

MANDATORILY REDEEMABLE PREFERRED SERIES C
 STOCK, 100,000 and 0 shares issued and
 outstanding, respectively                                      9,567,500             -

ACCRUED PREFERRED SERIES C DIVIDENDS                              450,000             -

WARRANTS OUTSTANDING                                            1,300,000             -

STOCKHOLDERS' EQUITY:
 Preferred Class A stock, par value $.001; 20,000,000
   shares authorized;
     Series B: 0 and 1,000,000 shares issued and
       outstanding, liquidation preference of $12,400,000               -    10,000,000
 Accrued Preferred Series B dividends                                   -       670,000
 Common stock, par value $.001; 25,000,000
   shares authorized, 8,359,830 and 6,312,059
   issued and outstanding, respectively                             8,360         6,312
 Additional paid-in capital                                    41,856,053    29,129,185
 Accumulated deficit                                          (11,192,542)   (7,833,634)
                                                             ------------   -----------
       Total stockholders' equity                              30,671,871    31,971,863
                                                             ------------   -----------
       Total liabilities and stockholders' equity            $175,952,608   $57,328,611
                                                             ============   ===========

                  The accompanying notes are an integral part
                      of the consolidated balance sheets.

                             INLAND RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   1997          1996
                                                -----------   -----------
REVENUES:
 Oil and gas sales                              $17,181,842   $10,704,463

OPERATING EXPENSES:
 Lease operating expenses                         3,780,200     1,434,860
 Production taxes                                   382,670       610,130
 Exploration                                         60,633       166,616
 Depletion, depreciation and amortization         6,480,265     3,428,513
 General and administrative, net                  2,117,955     1,669,638
                                                -----------   -----------
       Total operating expenses                  12,821,723     7,309,757
                                                -----------   -----------
OPERATING INCOME                                  4,360,119     3,394,706

INTEREST EXPENSE                                 (4,759,195)   (1,633,229)

INTEREST AND OTHER INCOME                           379,899       383,060
                                                -----------   -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS         (19,177)    2,144,537

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT (Note 7)                                (1,159,731)            -
                                                -----------   -----------
NET INCOME (LOSS)                                (1,178,908)    2,144,537

REDEMPTION PREMIUM - PREFERRED SERIES A
 STOCK                                                    -      (214,000)

REDEMPTION PREMIUM  PREFERRED SERIES B
  STOCK                                            (580,000)            -

ACCRUED PREFERRED SERIES C STOCK DIVIDENDS         (450,000)            -
                                                -----------   -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                   $(2,208,908)  $ 1,930,537
                                                ===========   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           1997         1996
                                        ----------   ----------
BASIC NET INCOME (LOSS) PER SHARE:
 Continuing operations                  $    (0.14)  $     0.38
 Extraordinary loss                          (0.16)           -
                                        ----------   ----------
       Total                            $    (0.30)  $     0.38
                                        ==========   ==========

Basic weighted average common
 shares outstanding                      7,377,944    5,148,056
                                        ==========   ==========

DILUTED NET INCOME (LOSS) PER SHARE:
 Continuing operations                  $    (0.14)  $     0.30
 Extraordinary loss                          (0.16)           -
                                        ----------   ----------
       Total                            $    (0.30)  $     0.30
                                        ==========   ==========

Diluted weighted average common
 shares outstanding                      7,377,944    6,499,098
                                        ==========   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                      Accrued                              Additional
                                             Preferred Stock          Series B          Common Stock         Paid-In     Accumulated

                                          Shares        Amount        Dividend      Shares       Amount      Capital       Deficit
                                        ----------   ------------   ----------    -----------   --------   ----------- -------------

BALANCES, December 31, 1995                106,850   $  4,100,368   $     -        40,927,999   $ 40,928   $19,146,284  $(9,308,171)

 One-for-ten reverse stock split             -              -             -       (36,835,151)   (36,835)       36,835        -
 Purchase of Farmount Inc.                   -              -             -         1,309,880      1,310     6,541,190        -
 Redemption of Preferred Series A          (13,713)      (739,708)        -             -            -             -          -
 Conversion of Preferred Series A          (93,137)    (3,360,660)        -           900,831        901     3,359,759        -
 Issuance of Preferred Series B          1,000,000     10,000,000         -             -            -             -          -
 Exercise of employee stock options          -              -             -             8,500          8        45,117        -
 Accrued Preferred Series B dividend         -              -          670,000          -            -             -       (670,000)

 Net income                                  -              -            -              -            -             -      2,144,537
                                        ----------   ------------   ----------    -----------   --------   ----------- ------------
BALANCES, December 31, 1996              1,000,000     10,000,000      670,000      6,312,059      6,312    29,129,185   (7,833,634)

 Accrued Preferred Series B dividend         -              -        1,150,000          -            -             -     (1,150,000)
 Conversion of Preferred Series B       (1,000,000)   (10,000,000)  (1,820,000)     1,977,671      1,978    12,398,022     (580,000)
 Preferred Series C dividends                -              -            -              -            -             -       (450,000)
 Exercise of employee stock options          -              -            -             70,100         70       328,846        -
 Net loss                                    -              -            -              -            -             -     (1,178,908)

                                        ----------   ------------   ----------    -----------   --------   ----------- ------------
BALANCES, December 31, 1997                  -       $      -       $    -          8,359,830   $  8,360   $41,856,053 $(11,192,542)

                                        ==========   ============   ==========    ===========   ========   =========== ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             INLAND RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (See Note 10)



                                                                   1997           1996
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $  (1,178,908)  $  2,144,537
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
     Net cash used by discontinued operations                         -           (129,433)
     Loss on disposal of discontinued operations                      -             30,000
     Depletion, depreciation and amortization                     6,480,265      3,428,513
     Amortization of debt issue costs and debt discount             264,900        198,603
     Loss on early extinguishment of debt                         1,159,731          -
     Effect of changes in current assets and liabilities--
       Accounts receivable and accrued sales                       (950,464)    (1,375,705)
       Inventory                                                 (1,131,564)      (444,564)
       Other current assets                                         405,203       (222,684)
       Accounts payable and accrued expenses                        618,391      1,376,959
                                                              -------------   ------------
         Net cash provided by operating activities                5,667,554      5,006,226
                                                              -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Development expenditures and equipment purchases               (29,739,600)   (23,251,672)
 Acquisition of oil and gas properties                          (69,532,315)         -
 Acquisition of Woods Cross Refinery, net                       (22,950,000)         -
 Payment to sell discontinued operations                              -           (500,000)
                                                              -------------   ------------
         Net cash used in investing activities                 (122,221,915)   (23,751,672)
                                                              -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of preferred stock                            9,567,500     10,000,000
 Proceeds from sale of common stock                                 328,916         45,125
 Proceeds from issuance of long-term debt                       161,000,000     16,578,192
 Payments of long-term debt                                     (60,099,355)       (73,415)
 Debt issue costs                                                (3,669,063)        (4,071)
 Redemption of Preferred Series A stock                               -           (739,708)
                                                              -------------   ------------
         Net cash provided by financing activities              107,127,998     25,806,123
                                                              -------------   ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                (9,426,363)     7,060,677

CASH AND CASH EQUIVALENTS, at beginning of period                10,030,982      2,970,305
                                                              -------------   ------------
CASH AND CASH EQUIVALENTS, at end of period                   $     604,619   $ 10,030,982
                                                              =============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996



(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah.

On December 31, 1997, the Company closed on the purchase of certain assets and liabilities consisting of crude and refined product inventory, trade receivables, refining property, plant and equipment, crude payables and accrued liabilities associated with a refinery located in Woods Cross, Utah ("Woods Cross Refinery"). The refinery has a processing capacity of approximately 12,500 barrels per day and tankage capacity of 485,000 barrels (see Note 5).

     Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany activity has been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements

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

     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months.

     Concentrations of Credit Risk

The Company regularly has cash in a single financial institution which exceeds depository insurance limits. The Company places such deposits with high credit quality institutions and has not experienced any credit losses. Substantially all of the Company's receivables are within the oil and gas industry, primarily from its oil and gas purchasers, joint interest owners and refined product purchasers. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. To date, write-offs of uncollectable accounts have been minimal.

     Fair Value of Financial Instruments

The Company's financial investments consist of cash, trade receivables, trade payables, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and approximates its carrying value.

     Inventories and Exchanges

Inventories consist of crude oil, unfinished oil and all finished products recorded at the lower of cost on a first-in, first-out basis or market. Also included in inventory is tubular goods valued at the lower of average cost or market. Materials and supplies inventories are stated at cost and are charged to capital or expense, as appropriate, when used.

The Company has product exchange agreements with other companies. Exchange transactions are considered asset exchanges, with deliveries offset against receipts. The net exchange balance is included in inventory.

     Accounting for Oil and Gas Operations

The Company uses the "successful efforts" method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts and any gain or loss is charged to income. Interest is capitalized during the drilling and completion period of wells and on other major projects. The amount of interest capitalized was $135,000 during both 1997 and 1996.

The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method, based on proved oil and gas reserves. Dismantlement, restoration and abandonment costs are in management's opinion offset by residual values of lease and well equipment. As a result, no accrual for such costs is needed.

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this statement, a calculation of the aggregate before-tax undiscounted future net revenues (the "Ceiling") is performed for each distinct proved property pool in which the Company participates. If the net capitalized cost of each proved property pool exceeds the applicable Ceiling calculation, the excess is recorded as a charge to operations. There was no charge to the consolidated statements of operations as a result of adopting this statement.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period.

     Property and Equipment

Property and equipment is recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to twenty years. Maintenance and repairs are expensed as incurred for major scheduled repairs and maintenance (turnaround) of the refinery operating units. Major improvements are capitalized, and the assets replaced, are retired.

     Environmental

Environmental costs are expensed or capitalized based upon their future economic benefit. Costs which are improvements are capitalized. Costs related to environmental remediation and reclamation are expensed. Liabilities for remediation and reclamation costs are accrued when it is determined that an obligation exists and the amount of the costs can be reasonably estimated.

     Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded for differences between the book and tax basis of assets and liabilities at tax rates in effect when the balances are expected to reverse.

     Revenue Recognition

Sales of oil and gas are recorded upon delivery to purchasers.

     Earnings Per Share

In February 1997, Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), "Earnings per Share" was issued. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share", and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." Adoption of SFAS No. 128 required restatement of the Company's 1996 primary earnings per share of $0.37 per share and its fully diluted earnings per share of $0.29 per share to comply with SFAS No. 128 (see
Note 4).

     Recent Accounting Pronouncements

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 in the first quarter of 1998 will not have any impact on the Company.

The FASB also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

(2)  FINANCIAL INSTRUMENTS

Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations and to help ensure the repayment of indebtedness. The amortized cost and the monthly settlement gain or loss are reported as adjustments to revenue in the period in which the related oil or gas is sold. Hedging activities do not affect the actual sales price for the Company's crude oil and natural gas . The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized.

     Crude Oil Hedging Activities

The Company has a hedge in place with Enron Capital and Trade Resources Corp. (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 in December 2000. The hedge is structured as a cost free collar whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. The Company has also entered into a put contract with Enron for 100,000 barrels per month from January 1998 through March 1998 at a put price of $16.00 per barrel. The Company paid $33,000 for this contract and will amortize this cost over the period of the contract.

During 1996 and 1997, the Company had various other contracts in place consisting of puts, calls and collars. Each of the contracts have completely settled as of December 31, 1997. The effects of all hedging contracts resulted in losses of approximately $217,000 and $535,000 during 1997 and 1996, respectively.

On March 12, 1998, the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. This collar covers 75,000 barrels per month for the period from April 1998 through December 1998.

(3)  INVENTORIES

Inventories at December 31, 1997 and 1996 consist of the following:

                                1997       1996
                             ----------  --------
    Crude oil                $1,006,380  $   -
    Refined product           3,685,290      -
    Tubular goods             1,993,793   862,229
    Material and supplies       288,427      -
                             ----------  --------
        Total                $6,973,890  $862,229
                             ==========  ========

(4)  EARNINGS PER SHARE

The calculation of earnings per share for the years ended December 31, 1997 and 1996 is as follows:

                                                                       1997                        1996
                                                        -------------------------------- --------------------------------
                                                                               Per Share                        Per Share
                                                           Loss        Shares   Amount      Income     Shares   Amount
                                                        -----------  --------- ---------  ----------  -------- ----------
Income (loss) before extraordinary
 item                                                   $(1,178,908)                      $2,144,537
Less:  Preferred Series A redemption
          premium                                             -                             (214,000)
       Preferred Series B redemption
          premium                                          (580,000)                           -
       Preferred Series C stock
          premium                                          (450,000)                           -
                                                        -----------                       ----------
BASIC EPS
 Income attributable to common
   stockholders                                          (2,208,908) 7,377,944  $(0.30)    1,930,537 5,148,056    $0.38
                                                                                ======                            =====

EFFECT OF DILUTIVE SECURITIES
 Options and warrants                                         -          -                     -       110,843
 Convertible preferred stock                                  -          -                     -       666,719
 Stock dividend on convertible
   preferred stock                                            -          -                     -       573,480
                                                        -----------  ---------            ---------- ---------
DILUTED EPS
 Income attributable to common
   stockholders plus assumed
   conversion                                           $(2,208,908) 7,377,944  $(0.30)   $1,930,537 6,499,098    $0.30
                                                        ===========  =========  ======    ========== =========    =====

(5)  ACQUISITIONS

     Farmout Inc.

On June 12, 1996, the Company entered into an agreement to acquire one hundred percent (100%) of the outstanding capital stock of Farmout Inc., a company affiliated with the majority shareholder of the Company ("Randall D. Smith" or "Smith"), in exchange for 1,309,880 shares of the Company's common stock. Under the terms of the agreement, the Company did not issue the common stock until January 2, 1997. Since no contingencies existed as to the common stock issuance, the 1,309,880 shares are considered outstanding for purposes of reporting in the accompanying consolidated financial statements. The purchase was valued at $6.55 million for accounting purposes. The only assets of Farmout Inc. were the twenty producing farmout wells. Farmout Inc. had no liabilities at the purchase date. Income tax liabilities arising prior to June 12, 1996 are the responsibility of the prior owners and income tax liabilities from June 12, 1996 forward are the responsibility of the Company. The acquisition of Farmout Inc. was accounted for as a purchase, therefore, the assets and results of operations of Farmout Inc. are included in the Company's consolidated financial statements from the acquisition date forward.

The following presents unaudited, pro forma operating results as if the purchase of Farmout Inc. had occurred at the beginning of 1996.

                                           December 31, 1996
                                 ------------------------------------
                                 (In thousands except per share data)

   Revenues                                    $12,391
   Net income                                  $ 3,163
   Earnings per share-basic                    $  0.57
   Earnings per share-diluted                  $  0.45


     Enserch

On August 15, 1997, the Company purchased producing oil and gas properties and undeveloped acreage allocated in the Monument Butte region from Enserch Exploration, Inc. ("Enserch") for $10.4 million. The acquisition was accounted for as a purchase, therefore assets and results of operations of the Enserch properties are included in the Company's consolidated financial statements from the acquisition date forward. Inland funded this acquisition with debt.

     EREC

On September 30, 1997, the Company purchased producing oil and gas properties and undeveloped acreage, in the same region as the Enserch acquisition, from Equitable Resources Energy Company ("EREC") for a purchase price of $56 million. The acquisition was also accounted for as a purchase, and therefore the assets and results of operations of the EREC properties are included in the Company's consolidated financial statements from the acquisition date forward. Inland also funded the acquisition with debt.

     Woods Cross Refinery

On December 31, 1997, the Company purchased certain assets and liabilities of the refining business of Crysen Refining, Inc. for a purchase price of $22.9 million. The acquisition was funded with bank debt. The acquisition of the Woods Cross Refinery was accounted for as a purchase as of December 31, 1997, and the assets and liabilities assumed are included in the Company's consolidated balance sheet as of that date. Because the purchase was closed on December 31, 1997, no revenues or expenses have been recorded in the Company's 1997 consolidated statement of operations.

In order to facilitate the purchase of the Woods Cross Refinery, the Company issued a $1.5 million note to a company to assist them in acquiring a refinery located in Tacoma, Washington. A director of Inland Refining, Inc. (a wholly owned subsidiary of the Company), is also a director of the company to which the $1.5 million note was issued. This note bears interest at a rate of 10% and is due in full on June 30, 1999.

The following presents unaudited, pro forma operating results as if the purchase of EREC and the Woods Cross Refinery (the two acquisitions defined to be significant) had occurred at the beginning of 1996 and the beginning of 1997.

                                      December 31, 1997    December 31, 1996
                                      -----------------    -----------------
                                        (In thousands except per share data)

   Revenues                                $136,495              $145,299
   Net loss before extraordinary loss      $ (5,568)             $   (653)
   Net loss                                $ (6,728)             $   (653)
   Loss per sharebasic and diluted         $  (1.05)             $  (0.17)


The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions been made at the beginning of each period presented, nor are they necessarily indicative of future operations.

(6)  OTHER PROPERTY AND EQUIPMENT

                                            December 31,
                                     ------------------------
                                        1997          1996
                                     -----------   ----------
    Vehicles                         $ 1,053,837   $  393,412
    Land and buildings                 1,698,741      290,041
    Refining plant and equipment      11,619,483            -
    Furniture and fixtures               939,682      439,682
    Leasehold improvements                24,300            -
                                     -----------   ----------
                                      15,336,043    1,123,125
    Less accumulated depreciation       (637,432)    (343,974)
                                     -----------   ----------
    Total                            $14,698,611   $  779,161
                                     ===========   ==========


(7)  LONG-TERM DEBT

     TCW I Agreement

On November 29, 1995, the Company entered into a Credit Agreement (the "TCW I") with Trust Company of the West and affiliated entities (collectively "TCW"), which provided a recourse loan facility to the Company of up to $25 million for the development of the Monument Butte Field. The Company was advanced $5 million at closing and used the proceeds to repay $4,123,500 of principal and interest in full satisfaction of outstanding debt, to pay $400,000 of closing costs associated with the TCW I and the balance of funds increasing working capital. During 1996, $16.5 million of the $20 million of remaining loan availability was drawn to fund development drilling in the Monument Butte Field. The remaining amount was drawn in January 1997. The TCW I bore interest at 10% per annum. Interest was payable quarterly beginning March 1996 and minimum payments of principal were required quarterly beginning March 1997. In addition to these payments, the Company granted TCW an initial 7% overriding royalty interest, proportionately reduced to the Company's working interest in the oil and gas properties, commencing November 29, 1995 and continuing until the internal annual rate of return to TCW equaled 16%, at which time it reduced to 3%, proportionately reduced to the Company's working interest, until TCW's internal rate of return equaled 22%.

The TCW I subjected the Company to penalties on the overriding royalty interest if the loan was prepaid prior to November 29, 1997. The Company paid a $250,000 commitment fee at closing and recorded an $800,000 loan discount relating to the 7% override which was being amortized over the term of the loan using the effective interest method. During 1997, the Company refinanced the TCW I and expensed the unamortized discount and debt issuance costs totaling approximately $864,000 as an extraordinary loss.

     CIBC Loan Agreement

On June 30, 1997, the Company entered into a $50 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The initial advance of $26 million was funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire The TCW I loan obligation and to purchase the override on the Company's properties held by TCW. On August 15, 1997, an additional $9 million was drawn under the facility to fund the acquisition of properties from Enserch. Interest under the CIBC Loan Agreement was calculated at the London interbank eurodollar rate ("LIBOR") plus a spread of 1.875% or approximately 7.5%.

     TCW II and ING Credit Agreements

On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement ("TCW II") provided the Company with $75 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45 million of which $17.8 million was drawn at closing. Subsequent to closing of the ING Credit Agreement, a portion of this loan was participated to Meespierson Capital Corp. and U.S. Bank National Association. The proceeds from the loans were used to finance the acquisition of the properties purchased from EREC, fund full repayment of the CIBC Loan Agreement, pay transaction costs and provide the Company with working capital. The repayment of the CIBC Loan Agreement resulted in the Company expensing the unamortized debt issuance costs of approximately $296,000 as an extraordinary loss. An additional $17.2 million was drawn under the ING Credit Agreement before December 31, 1997 to fund operating capital and the acquisition of the Woods Cross Refinery

The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $45 million borrowing base, are $4 million for the first three quarters, $3 million for the next four quarters, $2.5 million for the next four quarters, $2.25 million for the next four quarters, and $2 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company selected a 60 day LIBOR rate resulting in an interest rate of 7.5% subsequent to closing. The ING loan is secured by a first lien on substantially all assets of the Company except the Woods Cross Refinery. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the lender.

TCW II is comprised of a $65 million traunche and a $10 million traunche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid n full. At that time, the TCW II loan converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted warrants to TCW to purchase 100,000 shares of common stock (subject to anti-dilution adjustments) at an exercise price of $10.00 per share (also subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007 (see Note 12). The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65 million traunche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW loan. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. Upon payment of the $10 million traunche by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return on this traunche. TCW II restricts repayment of the TCW II indebtedness until October 1, 1999. The TCW loan is secured by a second lien on substantially all assets of the Company except the Woods Cross Refinery.

The TCW II and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and also requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to yearend, certain covenants were either amended or waived for a one year period, allowing the Company to remain in compliance as of December 31, 1997.

     Banque Paribas

The Company's Credit Agreement with Banque Paribas constitutes a revolving line of credit in an amount not to exceed $23.75 million. The Company initially drew $12.5 million to partially fund the Crysen acquisition on December 31, 1997.
The facility will be used to fund working capital requirements and for letters of credit obligations. The Credit Agreement provides that the aggregate amount of loans outstanding (not including letter of credit obligations) prior to April 1, 1998 cannot exceed $16.5 million and thereafter the amount of loans outstanding (not including letter of credit obligations) cannot exceed $8 million. All amounts funded under the Credit Agreement must be repaid by January 29, 1999. The Credit Agreement is secured by all refining assets of the Company. The Company's ability to borrow funds or have letters of credit issued under the Credit Agreement is subject to its compliance with various financial covenants and ratios. Amounts outstanding bear interest at the prime rate of The Chase Manhattan Bank in New York, New York, and interest is payable monthly. The Company has further agreed with Banque Paribas that if the Company receives proceeds from any equity or capital markets financial transaction, that it will make certain prepayments, if any, required to be made under the Credit Agreement.

     Phillips

The Company also assumed a note payable to Phillips Petroleum Company ("Phillips") in the amount of $1.7 million in connection with the Crysen transaction. This note is unsecured and is repayable based on quantities of Phillips crude oil processed through the Woods Cross Refinery, on a monthly basis. This agreement includes provisions for minimum refining requirements per month. If the note is not repaid by June 2003, the remaining principal outstanding at that date is repayable in equal monthly installments over 5 years. Subsequent to June 2003, the remaining principal outstanding bears interest at prime plus 3%, with a cap of 12%.

A summary of the Company's long-term debt follows:

                                     December 31,
                              --------------------------
                                  1997          1996
                              ------------   -----------
  TCW  II                     $ 75,000,000   $         -
  Less discount on TCW  II      (1,231,000)            -
                              ------------   -----------
                                73,769,000             -
                              ------------   -----------
  TCW I                                  -    21,500,000
  Less discount on TCW  I                -      (666,000)
                              ------------   -----------
                                         -    20,834,000
                              ------------   -----------
  ING                           35,000,000             -
  Banque Paribas                12,481,000             -
  Phillips debt                  1,660,000             -
  Other                            201,000       286,000
                              ------------   -----------
         Total                 123,111,000    21,120,000
  Current portion                 (167,000)   (1,148,000)
                              ------------   -----------
  Long-term portion           $122,944,000   $19,972,000
                              ============   ===========

As of December 31, 1997, the annual principal payments on long-term debt for the next five years are as follows:

          1998          $   167,000
          1999           24,634,000
          2000           12,155,000
          2001           10,156,000
          2002            1,157,000
          Thereafter     74,841,000
                       ------------
                       $123,111,000
                       ============

(8)  INCOME TAXES

In 1997 and 1996, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1997 is as follows:

                                                     Deferred
                                     December 31,    Expense      December 31,
                                         1996        (Benefit)       1997
                                     ------------  -----------   -------------
Deferred tax assets:
 Net operating loss carryforwards     $5,504,000   $ 1,397,000    $ 6,901,000
 Other                                    32,000       (32,000)         -
                                     -----------   -----------   -------------
       Total                           5,536,000     1,365,000      6,901,000
Valuation allowance                   (1,107,000)     (540,000)    (1,647,000)
                                     -----------   -----------   -------------
       Deferred tax assets             4,429,000       825,000      5,254,000
                                     -----------   -----------   -------------
Deferred tax liabilities:
 Depletion, depreciation and
   amortization of property and
   equipment                          (4,175,000)   (1,079,000)    (5,254,000)
 Other                                  (254,000)      254,000          -
                                     -----------   -----------   ------------
       Deferred tax liabilities       (4,429,000)     (825,000)   ( 5,254,000)
                                     -----------   -----------   ------------
       Net deferred tax assets       $     -       $     -       $      -
                                     ===========   ===========   ============

Income tax expense for 1997 and 1996 differed from amounts computed by applying the statutory federal income tax rate as follows:

                                               December 31,
                                          ---------------------
                                             1997        1996
                                          ---------   ---------
Expected statutory tax expenses at 34%    $(401,000)  $ 729,000
Change in valuation allowance, net          540,000    (740,000)
Other                                      (139,000)     11,000
                                          ---------   ---------
       Net tax expense                    $   -       $   -
                                          =========   =========

No state or federal income taxes are payable at December 31, 1997 or 1996, and the Company did not pay any income taxes in 1997 or 1996. In 1996, $1,772,000 of the valuation allowance was reversed upon the acquisition of Farmout Inc. as the book basis in the purchased assets was greater than the associated tax basis.

A valuation allowance is to be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets depends on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital and environmental risks associated with that growth requirement caused the Company to conclude that a valuation allowance should be provided, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities. The Company will continue to monitor the need for the valuation allowance that has been provided.

At December 31, 1997, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $16.5 million, that expire from 1999 to 2012. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

(9)  CAPITAL STOCK

     Common Stock

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

     Preferred Stock

On July 31, 1996, the Company sold an affiliate of Smith 950,000 shares of a newly designated series of preferred stock of the Company (the "Series B Stock") which has 1,000,000 shares designated in the series. A director of the Company who is also a vice president of Smith Management Company, Inc., entered into a similar agreement pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Stock. The Series B Stock was issued by the Company for cash of $10 per share (an aggregate of $10 million). Concurrently with the issuance of the Series B Stock, the Company called for redemption of its outstanding Series A Convertible Preferred Stock (the "Series A Stock"). Each record holder of Series A Stock had the right to elect to receive either (i) cash in the amount of $54.00 per share, or (ii) 9.6726 shares of common stock for each share of Series A Stock. During 1996, 93,137 shares of Series A Stock elected to convert into 900,831 shares of common stock. The remaining 13,713 shares of Series A Stock were redeemed for $739,708.

The Series B Stock bears a dividend of 12% per annum on the Redemption Price (defined below); has a liquidation preference over common stock equal to $10.00 per share plus any accumulated and unpaid dividends; is redeemable at a "Redemption Price" equal to $10.00 per share, plus accumulated and unpaid dividends; is convertible at a "Conversion Price" of $6.27 per share (divided into the Redemption Price) subject to certain anti-dilution adjustments; and is entitled to one vote per share of Series B Stock on all matters submitted to the stockholders of the Company and will vote with the common stock as one voting group or class, and not as a separate voting group or class, except where required by law or except with regard to various amendments to the Company's Articles of Incorporation affecting the Series B Stock or creating another series of preferred stock with rights equal to or greater than the rights of the Series B Stock. In addition, if at any time prior to July 31, 1998, (i) the Company sells all or substantially all of its assets other than in ordinary course of business, (ii) the Company merges or consolidates with or into another person, (iii) a change of control of the Company occurs or (iv) the Company is liquidated or dissolved, the holders of Series B Stock will be entitled to a full two years of accumulated dividends in calculating amounts payable upon liquidation, redemption or conversion to a number of calculated common shares.

On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock ") to an affiliate of Enron Corp. for cash of $10 million ($9.6 million net of closing fees). Concurrently with the issuance of the Series C Stock, the Company called for redemption its outstanding Series B Stock. The holders of the Series B Stock waived redemption and instead elected to convert their Series B Stock into 1,977,671 shares of the Company's common stock.

The Series C Stock is initially convertible at any time by the holder into 8.333 shares of the Company common stock, an effective conversion price of $12.00 per share. The Series C Stock bears a dividend of 10% per annum. Accumulated dividends may also be converted by the holder at the same ratio as the Series C Stock. Subsequent to July 21, 2000, (the third anniversary), the Company has the option to redeem for cash at par value ($100 per share) all outstanding shares of Series C Stock plus accrued dividends. If not converted by the holder or redeemed for cash by the Company prior to the later of (i) July 21, 2005 (the eighth anniversary) or (ii) six months following maturity of any high yield offering or long-term debt financing in the aggregate amount of at least $25 million obtained after July 21, 1997, the Company must redeem the Series C Stock and all accrued dividends for (i) cash or, at the Company's election, (ii) common stock issued at 80% of the market price of the common stock on the day of redemption.

The Company must also redeem the Series C Stock if (i) the Company enters into any new line of business (other than exploration, development and production of oil and gas) and holders of Series C Stock elect to be redeemed prior to the Company commencing such new line of business, (the holder however waived its right to redeem its shares as a result of closing on the purchase of the Woods Cross Refinery) or (ii) the Company proposes to enter into a merger, consolidation or share exchange pursuant to which holders of common stock would receive cash or other property (rather than stock in the surviving company) in a per share amount less than the effective conversion price for the Series C Stock (which is initially $12 per share). The Series C Stock votes with common stockholders on all matters based on the number of shares of Company common stock the Series C Stock is convertible into; except for the approval of amendments to the Series C Stock, the authorization of any other series of preferred stock having equal or greater rights, and the approval of any merger, consolidation or share exchange involving the Company unless the holder of the Series C Stock receives equivalent stock with equivalent rights. In these instances, the Series C Stock votes as a separate class. The Series C Stock also carries anti-dilution protection, rights to demand registration at the Company's expense and a liquidation preference equal to par value of all outstanding shares plus accrued dividends.

(10) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during 1997 and 1996 was approximately $4,092,000 and $1,616,000, respectively.

During 1996, the Company purchased Farmout Inc. by issuing common stock valued at $6,542,500.

(11) COMMITMENTS AND CONTINGENCIES

     Lease Commitments

The Company leases office space, railcars, catalyst and equipment under noncancellable operating leases. The Company has sublet office space under a previous office lease to a third party. The difference between the sublease income over the life of the previous lease and the required rental payments to be made by the Company was charged to expense in 1997. Lease payments under these outstanding leases, net of the sublease income, are approximately as follows:


          1998     $  761,000
          1999        695,000
          2000        453,000
          2001        455,000
          2002        346,000
                   ----------
          Total    $2,710,000
                   ==========

Total lease expense during 1997 and 1996 was $148,000 and $108,000, respectively.

     Environmental Laws and Regulations

The Company is subject to increasingly demanding environmental standards imposed by federal, state and local laws and regulations. It is the policy of the Company to comply with applicable environmental laws and regulations.

Governmental regulations covering environmental issues are very complex and are subject to continual change. Accordingly, changes in the regulations or interpretations thereof, and the ultimate settlement of the amounts sought from other parties, could result in material future costs to the Company in excess of the amounts accrued. In connection with the Crysen acquisition, the Company established a reserve of $1,000,000 to accrue for environmental obligations.

     401(k) Plan

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) Plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. Matching contributions of $49,900 and $16,700 were made by the Company during 1997 and 1996, respectively.

(12) STOCK OPTIONS AND WARRANTS

     1988 Stock Option Plan

On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "1988 Plan") for key employees and directors of the Company. A total of 212,800 shares of common stock are reserved for issuance under the 1988 Plan. All options under the Plan are granted and become exercisable 90 days after grant date and expire 10 years from the date of grant. All options were exercisable at December 31, 1997.

     1997 Stock Option Plan

On April 30, 1997, another incentive stock option plan (the "1997 Plan") was adopted by the Board of Directors for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 500,000 shares for grant under the 1997 Plan of which 88,500 options (determined to vest immediately) were granted during 1997 at prices equal to the market value of the Company's stock on the date of grant. There are 411,500 shares available for grant as of December 31, 1997.

A summary of option grants, exercise and average prices under both the plans is presented below:

                                            Weighted             Option            Weighted
                                            Average             Exercise          Fair Value
                              Number of     Exercise             Price            of Options
                               Options        Price              Range             Granted
                              --------      ---------       ---------------      -----------
Balance, December 31, 1995     150,460         $ 4.74       $2.50 -  $11.50
Granted                         62,340           6.54        5.00 -    6.87         $2.99
Exercised                       (8,500)          5.31        3.13 -    6.50
                               -------         ------       ---------------      -----------
Balance, December 31 1996      204,300           5.26        2.50 -   11.50
Granted                         88,500          10.36        8.50 -   11.00         $5.54
Exercised                      (70,100)          4.69        3.13 -    6.87
                               -------         ------       ---------------      -----------
Balance, December 31, 1997     222,700         $ 7.58       $2.50    $11.50
                               =======         ======       ===============

     Non-Plan Grants

On May 22, 1996, the Warrant Agreement entered into on February 23, 1993, with the president and chief executive officer of the Company was terminated. The Warrant Agreement provided for the automatic grant of five-year warrants equal to 5% of the number of shares issued by the Company with an exercise price equal to the price at which such shares were issued. In consideration for the termination of the Warrant Agreement, the Compensation Committee extended the term of all warrants granted under the agreement (a total of 201,911 warrants) to June 1, 2003. All such warrants were outstanding and exercisable at December 31, 1997.

From time to time the Company grants nonqualified warrants and options to purchase common stock to its executive officers. The grants have vesting periods ranging from immediate to three years. The grants' lives vary from five to ten years. The table below summarizes the activities associated with these grants to executive officers.

                                                                                 Weighted
                                             Weighted          Warrant          Fair Value
                              Number of      Average           Exercise         of Options
                             Options and     Exercise            Price          and Warrants
                              Warrants        Price             Range            Granted
                              --------       -------       ----------------    -------------
Balance, December 31, 1995     201,911        $ 4.93        $5.00 -  $ 6.51
Terminated                    (201,911)         4.93         5.00 -    6.51
Granted                        401,911          5.36         3.13 -    6.50        $2.51
                              --------        ------        ---------------        -----
Balance, December 31 1996      401,911          5.36         3.13 -    6.50
Granted                        545,000         10.33         9.00 -   11.00        $4.89
                              --------        ------        ---------------         -----
Balance, December 31, 1997     946,911        $ 8.21        $3.13 -  $11.00
                              ========        ======       ================
Warrants exercisable as of
 December 31, 1997             401,911        $ 5.36
                              ========        ======

As discussed in Note 7, during 1997, 100,000 warrants were issued to TCW in conjunction with the debt offering. These warrants vest on September 23, 2000 and have a ten year life. The discounted value ascribed to these warrants was $1,300,000 and was recorded as warrants outstanding on the date of grant.

During 1997, the Company also issued 300,000 warrants to purchase common stock to four officers of the Company at a grant price of $16.00 per warrant. These grants are not actually considered outstanding until certain performance targets have been met by the Company. The grant period begins on November 11, 2000 and extends over a three year period. As a result of the unknown market price at the time of actual grant, these warrants are accounted for as a variable option plan and the value of the grant is marked-to-market. As of December 31, 1997, no compensation expense has been recorded associated with these warrants.

On March 15, 1995, the Company issued a consultant a warrant to purchase 25,000 shares of Common Stock at $6.50 per share. The warrant expired February 1, 1998.

The Company has elected to account for grants of stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion
No. 25.   If compensation expense for grants of stock options and warrants had been determined consistent with Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share ("EPS") would have been reduced to the following pro forma amounts:

                                             1997         1996
                                          -----------   ----------
     Net income (loss)    As reported     $(1,178,908)  $2,144,537
                          Pro forma        (5,733,544)   1,451,334
     Basic EPS            As reported           (0.30)        0.38
                          Pro forma             (0.92)        0.29
     Diluted EPS          As reported           (0.30)        0.30
                          Pro forma             (0.92)        0.23

Due to the requirements of Statement No. 123, the calculated compensation expense in 1997 and 1996 as adjusted in the pro forma amounts above, may not be representative of compensation expense to be calculated in future years. The pro forma adjustments are calculated using an estimate of the fair value of each option and warrant on the date of grant. The Company used the following assumptions within the Black-Scholes pricing model to estimate the fair value of stock option and warrant grants in 1997 and 1996:

                                            1997           1996
                                        ------------   -------------
     Weighted average remaining life       4.9 years       4.8 years
     Risk-free interest rate            5.7% to 6.5%    5.1% to 7.3%
     Expected dividend yield                      0%              0%
     Expected lives                     3 to 5 years    3 to 5 years
     Expected volatility                       54.3%           57.1%

(13) QUARTERLY EARNINGS

     Per Share (Unaudited)

Summarized unaudited quarterly financial data for 1997 is as follows (in thousands except per share date):

                                                                  Quarter Ended
                                     -----------------------------------------------------------------
                                       December 31,       September 30,       June 30,       March 31,
                                           1997               1997              1997           1997
                                     --------------       -------------     -----------     ----------
Revenues                                $ 6,780,000          $3,915,000      $2,885,000     $3,602,000
Operating income                          1,798,000             860,000         588,000      1,114,000
Net income (loss) before
  extraordinary loss                     (1,051,000)            323,000          78,000        631,000
Net income (loss)                        (1,051,000)             28,000        (786,000)       631,000
Basic earnings per share before
  extraordinary loss                          (0.15)              (0.03)           0.01           0.10
Diluted earnings per share before
  extraordinary loss                          (0.15)              (0.03)           0.01           0.08
Basic earnings per share                      (0.15)              (0.07)          (0.12)          0.10
Diluted earnings per share                    (0.15)              (0.07)          (0.12)          0.08

(14) OIL AND GAS PRODUCING ACTIVITIES

     Major Customers

The following companies purchased 10% or more of the Company's oil and gas production:

                                       1997        1996
                                   -----------  -----------
     Chevron U.S.A.                $12,320,000  $10,129,000
     Wasatch Energy Corporation      3,086,000    1,196,000

     Cost Incurred in Oil and Gas Producing Activities

                                             1997           1996
                                          -----------  -----------
     Unproved property acquisition cost   $12,543,000  $   189,000
     Proved property acquisition cost      56,989,000      363,000
     Development cost                      28,563,000   21,577,000
     Exploration cost                          61,000      875,000
                                          -----------  -----------
         Total                            $98,156,000  $23,004,000
                                          ===========  ===========

     Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows:

                                              1997          1996
                                          ------------   -----------
     Unproved properties                  $ 13,806,000   $ 6,165,000
     Proved properties                     127,500,000    39,693,000
     Gas and water transportation            2,522,000       975,000
      facilities                          ------------   -----------
         Total                             143,828,000    46,833,000

     Accumulated depletion,
      depreciation and
       amortization                        (10,009,000)   (3,835,000)
                                          ------------   -----------
         Total                            $133,819,000   $42,998,000
                                          ============   ===========

     Standardized Measure of Discounted
        Future Net Cash Flows (Unaudited)

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying yearend prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:

                                             1997       1996
                                          ---------   ---------
                                              In thousands
     Future cash inflows                  $ 694,065    $210,473
     Future production costs               (251,434)    (63,007)
     Future development costs              (232,087)    (31,941)
     Future income tax provision            (33,394)    (27,174)
                                          ---------    --------
     Future net cash flows                  177,150      88,351
     Less effect of 10% discount factor     (98,528)    (35,368)
                                          ---------    --------
     Standardized measure of discounted
      future net
       cash flows                         $  78,622    $ 52,983
                                          =========    ========

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1997 and 1996:

                                            1997       1996
                                          --------   --------
                                              In thousands
   Standardized measure, beginning of     $ 52,983   $  9,431
    year
   Purchase of reserves in place            45,747      5,398
   Sales of oil and gas produced, net of
     production costs                      (13,019)    (8,659)
   Net change in prices, net production    (42,277)    13,448
    cost
   Extensions, discoveries and improved     12,922     96,807
    recovery, net
   Revisions of previous quantity           12,351      1,428
    estimates
   Change in future development costs        9,557    (16,122)
   Net change in income taxes                3,706    (22,954)
   Accretion of discount                     7,190    (13,838)
   Changes in production rates and other   (10,538)   (11,956)
                                          --------   --------
   Standardized measure, end of year      $ 78,622   $ 52,983
                                          ========   ========

     Oil and Gas Reserve Quantities (Unaudited)

The reserve information presented below is based upon reports prepared by the Company's in-house petroleum engineer and reviewed by the independent petroleum engineering firm of Ryder Scott Company. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. As a result, revisions to previous estimates are expected to occur as additional production data becomes available or economic factors change.

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1997 and 1996:

                                                   1997                       1996
                                           ----------------------   ----------------------
                                           Oil (MBbl)  Gas (MMcf)   Oil (MBbl)  Gas (MMcf)
                                           ----------  ----------   ----------  ----------
Proved reserves, beginning of year             7,312      10,188        3,016      5,663
Purchase of reserves in place                 15,071      26,387          485      1,202
Extensions and discoveries                    12,836      34,744        3,950      5,807
Improved recoveries                            1,723      (1,870)           -          -
Production                                      (855)     (1,637)        (502)      (710)
Revisions of previous estimates                1,048       7,671          363     (1,774)
Proved reserves, end of year                  37,135      75,483        7,312     10,188
                                              ======      ======        =====     ======
Proved developed reserves, beginning
 of year                                       4,385       5,409        1,227      1,223
                                              ======      ======        =====     ======
Proved developed reserves, end of year        12,980      15,224        4,385      5,409
                                              ======      ======        =====     ======

                               INDEX TO DOCUMENTS

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

3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997 (filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

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

4.1       Credit Agreement dated September 23, 1997 between IPC, the Company,
          ING, as Agent, and Certain Financial Institutions, as banks (filed as
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated
          September 23, 1997, and incorporated herein by reference).

4.2       Credit Agreement dated September 23, 1997, among IPC, the Company,
          Trust Company of the West, and TCW Asset Management Company, in the capacities described therein (filed as Exhibit 4.2 to the Company's
          Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

4.3       Intercreditor Agreement dated September 23, 1997, between IPC, TCW
          Asset Management Company, Trust Company of the West and ING (filed as
          Exhibit 4.3 to the Company's Current Report on Form 8-K dated
          September 23, 1997, and incorporated herein by reference).

4.4       Warrant Agreement by and between the Company and TCW Portfolio No.
          1555 DR V Sub-Custody Partnership, L.P. dated September 23, 1997
          (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).


Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------
4.5       Warrant issued by the Company pursuant to the Warrant Agreement filed as Exhibit 4.4, dated September 23, 1997, representing the right to purchase 100,000 shares of the Company's Common Stock (filed as
          Exhibit 4.5 to the Company's Current Report on Form 8-K dated
          September 23, 1997, and incorporated herein by reference).

4.6       Credit Agreement dated as of December 24, 1997 between Inland
          Refining, Inc. ("Refining") and Banque Paribas (without exhibits)
          (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

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

10.2.11   Warrant Certificate between the Company and Kyle R. Miller dated May
          22, 1996 (corrected version) (filed as Exhibit 10.2.11 to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1996, and incorporated herein by reference).

10.2.12   Warrant Certificate between the Company and Kyle R. Miller dated
          January 23, 1997 representing 70,000 shares (filed as Exhibit 10.2.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

*10.2.13  Option Certificate between the Company and Kyle R. Miller dated
          November 10, 1997 representing 225,000 shares.

10.3      Employment Agreement between the Company and Kyle R. Miller dated June
          1, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on
          Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

10.4 Cooperative Agreement between IPC and the U.S. Department of Energy, and related correspondence (filed as Exhibit 10.22 to the Company's
          Registration


Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------

          Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.5      Employment Agreement between the Company and Bill I. Pennington dated
          June 1, 1996 (corrected version) (filed as Exhibit 10.9.2 to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1996, and incorporated herein by reference).

10.6      Subcontract Agreement between IPC and the University of Utah dated
          September 25, 1992 (filed as Exhibit 10.27 to the Company's
          Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.7      Subcontract Agreement dated October 8, 1992 between IPC and the
          University of Utah Research Institute (filed as Exhibit 10.28 to the
          Company's Registration Statement on Form S-4, Registration No.
          33-80392, and incorporated herein by reference).

10.8 Chevron Crude Oil Purchase Contract No. 531144 dated October 25, 1988, as amended by Amendment No. 1 dated November 27, 1989, Amendment No. 2 dated September 12, 1990, Amendment No. 3 dated July 15, 1991,
          Amendment No. 4 dated January 22, 1992, Amendment No. 5 dated January
          13, 1993, and the March 4, 1992 letter from Chevron U.S.A. Products
          Company to all Chevron Products Company customers (filed as Exhibit
          10.29 to the Company's Registration Statement on Form S-4,
          Registration No. 33-80392, and incorporated herein by reference).

10.9      Subscription Agreement between the Company and Smith Management
          Company dated May 12, 1994 (filed as Exhibit 10.34 to the Company's
          Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

10.9.1    Amendment to Subscription Agreement filed as Exhibit 10.32, dated
          September 16, 1994 (filed as Exhibit 10.18.1 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10     Registration Rights Agreement dated September 21, 1994 between the
          Company and Energy Management Corporation, a wholly owned subsidiary of Smith Management Company and the assignee of Smith Management
          Company under the Subscription Agreement filed as Exhibit 10.9 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10.1 Correspondence constituting an amendment/clarification of the Registration Rights Agreement filed as Exhibit 10.10 (filed as
          Exhibit 10.19.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10.2   Registration Rights Agreement dated March 20, 1995 between the
          Company and Energy Management Corporation (filed as Exhibit 10.19.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1994, and incorporated herein by reference).

10.11     Swap Agreement dated August 4, 1994 between the Company and Enron Risk
          Management Services Corp.(filed as Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-QSB for the fiscal quarter ended September
          30, 1994, and incorporated herein by reference).


Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------
10.12     Swap Agreement dated August 26, 1994 between the Company and Joint
          Energy Development Investments Limited Partnership ("JEDI") (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the
          fiscal quarter ended September 30, 1994, and incorporated herein by reference).

10.13     Swap Agreement dated August 4, 1994 between IPC and Enron Risk
          Management Services Corp. (filed as Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-QSB for the fiscal quarter ended September
          30, 1994, and incorporated herein by reference).

10.14     Subscription Agreement between the Company and Pengo Securities Corp.
          dated October 23, 1995, without exhibits (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.14.1   Registration Rights Agreement between the Company and Pengo Securities
          Corp. dated November 6, 1995 (filed as Exhibit 10.2 to the Company's
          Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.15     Combined Hydrocarbon Lease between IPC and the U.S. Department of the
          Interior, Bureau of Land Management ("Bureau") dated effective October
          18, 1995 relating to 677.36 acres (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.16     Combined Hydrocarbon Lease between IPC and the Bureau dated effective
          October 18, 1995 relating to 2,879.94 acres (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.17     Combined Hydrocarbon Lease between IPC and the Bureau dated effective
          October 18, 1995 relating to 647.32 acres (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.18     Combined Hydrocarbon Lease between IPC and the Bureau dated effective
          October 18, 1995 relating to 1,968.01 acres (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated November 6, 1995, and incorporated herein by reference).

10.19 Farmout Agreement between IPC, the Company and Randall D. Smith, dated effective July 1, 1995 (filed as Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.20     Option Agreement dated November 22, 1995 between the Company, IPC and
          Randall D. Smith (filed as Exhibit 10.29 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.20.1   Warrant Certificate dated November 22, 1995 granted by the Company to
          Randall D. Smith, together with Exhibit "A", a Registration Rights
          Agreement (filed as Exhibit 10.29.1 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.20.2   Form of Agreement dated June 12, 1996 between the Company , IPC, Smith
          Management Company, Inc. ("Smith Management"), Farmout, Inc.
          ("Farmout") and Randall D. Smith, Jeffrey A. Smith and John W. Adams
          (the "Farmout


Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------

          Stockholders") (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein be reference).

10.20.3   Form of Registration Rights Agreement dated June 12, 1996 between the
          Company, Smith Management and the Farmout Stockholders (filed as
          Exhibit 10.2 to the Company's Current Report on Form 8-K dated June
          12, 1996, and incorporated herein by reference).

10.20.4   Security Agreement dated June 12, 1996 between the Farmout
          Stockholders and the Company (filed as Exhibit 10.3 to the Company's
          Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.5   Form of Agreement dated June 12, 1996 between the Company and
          Arthur J. Pasmas (filed as Exhibit 10.4 to the Company's Current
          Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.6 Form of Registration Rights Agreement entered into as of July 31, 1996 between the Company and Arthur J. Pasmas (filed as Exhibit 10.5 to the
          Company's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

10.20.7   Form of Amendment to Registration Rights Agreement filed as Exhibit
          10.29.6 (filed as Exhibit 10.29.7 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.21     Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas
          Services Company dated November 20, 1995 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1995, and incorporated herein by reference).

10.22     Swap Agreement dated November 22, 1994 between the Company and JEDI
          (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-
          QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.22.1   Termination Agreement Revised dated January 18, 1996 between the
          Company and Enron Capital & Trade Resources Corp. ("ECT") relating to
          Exhibit 10.22 (filed as Exhibit 10.31.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.23     Swap Agreement dated January 18, 1995 between the Company and ECT
          (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-
          QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.24 Put Option dated January 18, 1996 between the Company and ECT (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.25     Commodity Option dated January 18, 1996 between IPC and ECT (filed as
          Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.26     Employment Agreement between the Company and John E. Dyer dated June
          1, 1996 (corrected version) (filed as Exhibit 10.35 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).


Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------

10.26.1   Amendment to Employment Agreement filed as Exhibit 10.26 (filed as
          Exhibit 10.35.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.27 Crude Oil Call Option between IPC and Enron Capital & Trade Resources dated April 3, 1996 (without exhibits) (filed as Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended March
          31, 1996, and incorporated herein by reference).

10.28     Warrant Certificate between the Company and John E. Dyer dated May 22,
          1996 representing 50,000 shares (corrected version) (filed as Exhibit
          10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.28.1   Warrant Certificate between the Company and John E. Dyer dated January
          23, 1997 representing 70,000 shares (filed as Exhibit 10.37.1 to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1996, and incorporated herein by reference).

*10.28.2  Option Certificate between the Company and John E. Dyer dated November
          10, 1997 representing 150,000 shares.

10.29     Warrant Certificate between the Company and Bill I. Pennington dated
          May 22, 1996 representing 50,000 shares (corrected version) (filed as
          Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.29.1   Warrant Certificate between the Company and Bill I. Pennington dated
          January 23, 1997 representing 60,000 shares (filed as Exhibit 10.38.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

*10.29.2  Option Certificate between the Company and Bill I. Pennington dated
          November 10, 1997 representing 125,000 shares.

*10.30 Option Certificate between the Company and Michael J. Stevens dated November 10, 1997 representing 100,000 shares.

10.31     Agreement - Option to Purchase Inland's Toiyabe Property, Lander
          County, Nevada (without exhibits) (filed as Exhibit 10.4 to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended
          September 30, 1996, and incorporated herein by reference).

10.31.1 Form of Release of Claim between Placer Dome U.S. Inc. ("Placer Dome") and the Company (filed as Exhibit 10.39.1 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.31.2   Form of Assignment of Lease (Unpatented Mining Claims) between the
          Company and Placer Dome (filed as Exhibit 10.39.2 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.31.3   Form of Corporation Grant, Bargain and Sale Deed (Unpatented Mining
          Claims) between the Company and Placer Dome (filed as Exhibit 10.39.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------

10.31.4 Assignment and Bill of Sale between the Company and Placer Dome (filed as Exhibit 10.39.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.32     Swap Agreement dated July 8, 1996 between IPC and Koch Gas Services
          Company (filed as Exhibit 10.5 to the Company's Quarterly Report on
          Form 10-QSB for the quarter ended September 30, 1996, and incorporated herein by reference).

10.33     Letter agreement dated October 30, 1996 between the Company and
          Johnson Water District (filed as Exhibit 10.41 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.34     Collar between Koch Oil Company and the Company effective January 1,
          1997 (filed as Exhibit 10.42 to the Company's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.35 Securities Purchase Agreement dated July 21, 1997 between the Company and JEDI (filed as Exhibit 10.1 to the Company's Quarterly Report on
          Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

10.35.1 Registration Rights Agreement dated July 21, 1997 between the Company and JEDI (filed as Exhibit 10.2 to the Company's Quarterly Report on
          Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

10.36 Purchase and Sale Agreement between Enserch Exploration, Inc. and IPC dated July 10, 1997 (filed as Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated August 15, 1997, and incorporated herein by reference).

10.37     Agreement of Sale and Purchase dated July 24, 1997 between Equitable
          Resources Energy Company and IPC (filed as Exhibit 10.1 to the
          Company's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

10.38     Asset Purchase and Sale Agreement dated as of July 14, 1997 between
          Crysen Corporation, Crysen Refining, Inc., Sound Refining, Inc. and the Company, as amended by the first, second and third amendments thereto (filed as Exhibit 10.1 to the Company's Current Report on Form
          8-K dated December 31, 1997, and incorporated herein by reference).

10.38.1   Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and Inland Refining, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.38.2 Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and Refinery Technologies, Inc. (filed as Exhibit
          10.3 to the Company's Current Report on Form 8-K dated December 31,
          1997, and incorporated herein by reference).

10.38.3 Assignment and Assumption Agreement dated as of December 24, 1997 between the Company and San Jacinto Carbon Company (filed as Exhibit
          10.4 to the Company's Current Report on Form 8-K dated December 31,
          1997, and incorporated herein by reference).

*10.39    Employment Agreement between the Company and Michael J. Stevens dated
          May 1, 1997.

*21.1     Subsidiaries of the Company.

Exhibit                                                                     Sequentially
Number    Description of Exhibits                                           Numbered Page
------    -----------------------                                           -------------


*23.1     Consent of Arthur Andersen LLP.

*23.2     Consent of Ryder Scott Company Petroleum Engineers.

*27.1     Financial Data Schedule required by Item 601 of Regulation S-B.

________________________

*    Filed herewith.

                                      ix