Form 10-Q
period 1998-03-31
INLAND RESOURCES INC
filed 1998-05-14
CIK 717754

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from          to

                        Commission file number 0-16487
                                               -----------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               Washington                        91-1307042
   ------------------------------------          ----------
     (State or Other Jurisdiction of            (IRS Employer
     Incorporation or Organization)          Identification No.)


410 17th Street, Suite 700, Denver, Colorado                    80202
--------------------------------------------                    -----
(Address of Principal Executive Offices)                     (ZIP Code)


Registrant's Telephone Number, Including Area Code:       (303) 893-0102
                                                        -----------------


(Former name, address and fiscal year, if changed, since last report)
                                                                    -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes xx     No
                        -----     -----

Number of shares of common stock, par value $.001 per share, outstanding as
of April 30, 1998:   8,359,830
                    ----------

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                 March 31,               December 31,
                                                                                   1998                      1997
                                                                              ----------------          ---------------
                             ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $   1,825                $     604
   Accounts receivable                                                                 10,526                   13,601
   Inventory                                                                            7,893                    6,974
   Other current assets                                                                 1,977                    2,087
                                                                              ----------------          ---------------
            Total current assets                                                       22,221                   23,266
                                                                              ----------------          ---------------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                                 154,113                  143,829
   Accumulated depletion, depreciation and amortization                               (12,282)                 (10,009)
                                                                              ----------------          ---------------
                                                                                      141,831                  133,820
   Other property and equipment, net                                                   15,448                   14,699
   Other long-term assets                                                               4,549                    4,168
                                                                              ----------------          ---------------
            Total assets                                                            $ 184,049                $ 175,953
                                                                              ----------------          ---------------
                                                                              ----------------          ---------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $  16,734                $   9,852
   Current portion of long-term debt                                                    7,520                      167
                                                                              ----------------          ---------------
            Total current liabilities                                                  24,254                   10,019
                                                                              ----------------          ---------------

Long-term debt                                                                        120,687                  122,944
Environmental liability                                                                   988                    1,000

Mandatorily redeemable Series C preferred stock                                         9,568                    9,568
Accrued Series C preferred stock dividends                                                700                      450
Warrants outstanding                                                                    1,300                    1,300

Stockholders' equity:
Preferred Class A stock, par value $.001, 20,000,000 shares authorized;
  100,000 shares of Series C issued
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 8,359,830                                          8                        8
   Additional paid-in capital - common                                                 41,856                   41,856
   Accumulated deficit                                                                (15,312)                 (11,192)
                                                                              ----------------          ---------------
            Total stockholders' equity                                                 26,552                   30,672
                                                                              ----------------          ---------------
            Total liabilities and stockholders' equity                              $ 184,049                $ 175,953
                                                                              ----------------          ---------------
                                                                              ----------------          ---------------

               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                   1998 AND 1997
                        (In thousands except per share data)
                                   (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                    ---------------------------------
                                                        1998              1997
                                                    -------------    ----------------
Revenues:
   Sales of refined product                            $  16,804
   Sales of crude oil and natural gas                      5,277             $ 3,602
                                                    -------------    ----------------
             Total revenues                               22,081               3,602
                                                    -------------    ----------------

Operating expenses:
   Cost of refinery feedstock                             14,949
   Refinery operating expenses                             1,778
   Lease operating expenses                                2,244                 601
   Production taxes                                          115                 224
   Exploration                                                61                  10
   Depletion, depreciation and amortization                2,588               1,194
   General and administrative, net                           949                 460
                                                    -------------    ----------------
             Total operating expenses                     22,684               2,489
                                                    -------------    ----------------

Operating income (loss)                                    (603)               1,113
Interest expense                                         (3,327)               (640)
Other income, net                                             60                 158
                                                    -------------    ----------------

Net income (loss)                                      $ (3,870)             $   631
Accrued Series C preferred stock dividends                 (250)
                                                    -------------    ----------------
Net income (loss) attributable to common
stockholders                                           $ (4,120)             $   631
                                                    -------------    ----------------
                                                    -------------    ----------------

Basic net income (loss) per share                      $  (0.49)             $  0.10
                                                    -------------    ----------------
                                                    -------------    ----------------
Basic weighted average common shares outstanding          8,360                6,312
                                                    -------------    ----------------
                                                    -------------    ----------------
Diluted net income (loss) per share                    $  (0.49)             $  0.08
                                                    -------------    ----------------
                                                    -------------    ----------------
Diluted weighted average common shares outstanding        8,360                8,303
                                                    -------------    ----------------
                                                    -------------    ----------------
Dividends per common share                              NONE              NONE
                                                    -------------    ----------------
                                                    -------------    ----------------

               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)
                                   (Unaudited)

                                                                            1998                  1997
                                                                       ----------------      ----------------
Cash flows provided by operating activities:
   Net income (loss)                                                         $  (3,870)              $   631
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                               2,588                 1,194
          Amortization of debt issue costs and debt discount                       206                    70
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                 3,075                   128
             Inventory                                                            (919)                 (718)
             Other assets                                                         (107)                  (58)
             Accounts payable                                                    6,882                  (961)
                                                                       ----------------      ----------------
Net cash provided by operating activities                                        7,855                   286
                                                                       ----------------      ----------------

Cash flows used by investing activities:
   Development expenditures and equipment purchases                            (11,349)               (4,789)
                                                                       ----------------      ----------------
Cash used by investing activities                                              (11,349)               (4,789)
                                                                       ----------------      ----------------

Cash flows provided by financing activities:
   Proceeds from issuance of long-term debt                                     10,000                 3,500
   Payments of long-term debt                                                   (4,973)                 (270)
   Debt issue costs                                                               (312)
                                                                       ----------------      ----------------
Net cash provided by financing activities                                        4,715                 3,230
                                                                       ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                             1,221                (1,273)
Cash and cash equivalents at beginning of period                                   604                10,031
                                                                       ----------------      ----------------

Cash and cash equivalents at end of period                                   $   1,825              $  8,758
                                                                       ----------------      ----------------
                                                                       ----------------      ----------------

               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------


1.   COMPANY ORGANIZATION:
     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The Company also owns a refinery located in Woods Cross, Utah with a refining capacity of 12,500 barrels per day.

2.   BASIS OF PRESENTATION:
     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

3.   EARNINGS PER SHARE:

     The calculation of earnings per share for the quarters ended March 31, 1998 and 1997 is as follows (in thousands except per share data):

                                                      1998                                       1997
                                        ----------------------------------         ---------------------------------
                                                               Per Share                                Per Share
                                           Loss      Shares     Amount              Income    Shares      Amount
                                           ----      ------     ------              ------    ------      ------
       Net income (loss)                 $ (3,870)                                   $ 641
          Preferred C Stock Premium          (250)
                                        -----------                                ----------
       Basic EPS                           (4,120)    8,360      $ (0.49)              641     6,312       $ 0.10
                                                              -----------                               ------------

       Effect of Dilutive Securities
          Options and Warrants                                                                   292
          Convertible preferred stock                                                          1,699
                                        ----------- ---------                      ---------- --------
       Diluted EPS                       $ (4,120)    8,360      $ (0.49)            $ 641     8,303       $ 0.08
                                        ----------- ---------  -----------         ---------- --------  ------------
                                        ----------- ---------  -----------         ---------- --------  ------------

4.   INVENTORIES:

     Inventories at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                          March 31,         December 31,
                                            1998                1997
                                        --------------    -----------------
       Crude Oil                              $ 1,058              $ 1,006
       Refined Product                          4,378                3,685
       Tubular goods                            1,974                1,994
       Materials and supplies                     483                  289
                                        --------------    -----------------
          Total                               $ 7,893              $ 6,974
                                        --------------    -----------------
                                        --------------    -----------------

                              INLAND RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------


5.   DEBT:
     On April 22, 1998, the Company entered into amendments of its loan documents (collectively, the "Amendment") with ING (U.S.) Capital Corporation ("ING") and Trust Company of the West ("TCW"). Under the terms of the Amendment, the borrowing base under the ING Credit Agreement was increased from $45.0 million to $57.0 million. The Amendment also provided for a further increase in the borrowing base from $57.0 million to $65.0 million if the Company repays the Credit Agreement with Banque Paribas before May 31, 1998. In addition, the Amendment requires the Company to raise $15.0 million from the sale of equity securities or through farmout transactions prior to June 30, 1998 and provides TCW the first right of refusal for any equity contribution.

     As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement.

     At March 31, 1998, the Company was in violation of certain covenants under its Credit Agreement with Banque Paribas. As noted above, the Company has entered into an Amendment that provides for an $8.0 million increase in its borrowing base under its ING Credit Agreement to repay the Banque Paribas indebtedness and fund letter of credit obligations. Although there can be no assurance, the Company expects to repay amounts due under the Banque Paribas Credit Agreement with an additional advance under the ING Credit Agreement before the May 31, 1998 deadline. The entire amount due of $7.3 million under the Banque Paribas Credit Agreement is classified as current in the accompanying consolidated balance sheet. At March 31, 1998, the Company also had $9.4 million of letter of credit obligations outstanding under the Banque Paribas Credit Agreement.

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     ------



ITEM 2.  Management's Discussion and Analysis or Plan of Operation:

RESULTS OF OPERATIONS:

GENERAL:

     Effective September 1, 1997, the Company acquired 153 gross (46.9 net) wells from Enserch Exploration Company ("Enserch"). Effective September 30, 1997, the Company acquired 279 gross (184 net) wells from Equitable Resources Energy Company ("EREC"). On December 31, 1997, the Company closed the acquisition of an oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). These acquisitions were accounted for as purchases, therefore, the assets and results of operations are included in the Company's financial statements from the effective acquisition dates forward.

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997:

     SALES OF REFINED PRODUCTS - The Company averaged sales of 8,400 barrels per day from the Woods Cross Refinery, of which 56% was gasoline and diesel products. The Company performed various repair and maintenance procedures during the first quarter that impacted the volumes available for sale. In addition, the initial quarter of the calendar year is historically a slower time for sales since winter weather conditions affect the construction business causing roofing and road asphalt sales to decline and tourist travel is light reducing gasoline sales. The Company expects its average daily sales to increase to 9,500 to 10,000 barrels per day during the second and third quarters of 1998, although there can be no assurance of this increase.

     SALES OF CRUDE OIL AND NATURAL GAS - Crude oil and natural gas sales during the first quarter of 1998 exceeded the previous year first quarter by 47%. The increase was attributable to the Enserch and EREC acquisitions and the effects of the Company's development drilling results. During 1997 the Company drilled 80 wells and during the first quarter of 1998 the Company drilled an additional 32 wells. The Company expects to drill a total of 130 wells during 1998. Although production increased 234% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 47% due primarily to a 44% decrease in the average price received for crude oil production from $19.46 during the first quarter of 1997 to $10.83 during the same period in 1998.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were increased by $62,500 and decreased by $106,000 during the first quarters of 1998 and 1997, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

     COST OF REFINERY FEEDSTOCK - The Company purchases crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. The Company did not process significant volumes of the Company's own "Black Wax" crude oil production during the first quarter of 1998. Beginning April 1, 1998, subsequent to the cancellation of a crude oil purchase contract, the Company's refining operations began purchasing in excess of 2,000 barrels per day of Black Wax from the Company's production operations in the Monument Butte Field. The Company's average cost of crude oil, including transportation charges, was $18.42 per barrel during the first quarter of 1998.

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                     ------



     REFINERY OPERATING EXPENSE - During the first quarter of refinery operations, the Company spent considerable resources to upgrade and repair key refinery equipment which had been neglected by prior owners. In addition to the $1.78 million spent on repairs, the Company also spent $500,000 on capital improvements. The Company believes the refinery to be in good operating condition approaching the historically higher spring and summer sales months.

     LEASE OPERATING EXPENSES - Lease operating expense increased $1.6 million between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per BOE sold was $4.83 during the first quarter of 1998, up from the $3.02 experienced during the first quarter of 1997. The primary increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the first quarter of 1998 the Company recorded production taxes at 2.2% of sales, consistent with the actual effective rate for the 1997 tax year. The estimated production tax rate recorded during the first quarter of 1997 was 6.0%.

     EXPLORATION - Exploration expense represents the Company's share of costs to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a lower depletion rate. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $4.89 per BOE sold during the first quarter of 1998 compared to $5.65 per BOE sold during the first quarter of 1997.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $489,000 between quarters. General and administrative expense for production operations is reported net of operator fees and reimbursements which were $1.3 million and $0.6 million during the first quarters of 1998 and 1997, respectively. Gross general and administrative expense for production operations was $1.8 million in 1998 and $1.0 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the Enserch and EREC purchases. The Company also incurred $470,000 of general and administrative expense related to refining operations which were not present in the prior year.

     INTEREST EXPENSE - Borrowings during the first quarter of 1998 were recorded at an effective interest rate of 10.6%. Borrowings during the first quarter of 1997 were recorded at an effective interest rate of 11%. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of Enserch, EREC and Inland's refining operations.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     INCOME TAXES - During the first quarter of 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                      ------



LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $184.0 million of assets. Total capitalization was $154.8 million of which 17% was represented by stockholders' equity, 35% was represented by senior debt and 48% by subordinated debt. As of March 31, 1998, there were no significant commitments for capital expenditures. However, the Company anticipates that 1998 net expenditures for development drilling and water and gas infrastructure expansion will approximate $36.0 million in the Monument Butte Field with an additional $2.4 million to be spent for upgrades at the Woods Cross Refinery. The $36.0 million budgeted capital outlay includes the drilling of 130 gross wells and the conversion of 50 wells to water injection. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities and market conditions.

     The Company plans to finance its ongoing acquisition, development, and exploration expenditures using internal cash flow, proceeds from borrowings under its senior credit facility, joint ventures, the selling of assets or future public or private offerings of credit or equity securities. In addition, future cash flows are subject to a number of variables, including the level of production and crude oil and natural gas prices. As a result, the Company cannot give assurance that operations and other capital resources will provide cash in sufficient amounts to cover working capital requirements and maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. The Company must raise additional debt or equity capital during the second half of 1998 to fully achieve its development plans for 1998. If the current low oil price environment continues, it is possible that the Company may be unsuccessful or unwilling to raise such capital which could have the effect of reducing the planned development program in the Monument Butte Field.

     During the first quarter of 1998, the Company generated $2.0 million from operations and borrowed $10.0 million under the ING Credit Agreement. These sources of cash along with cash on hand were used to fund $11.3 million of development in the Monument Butte Field. The Company purchased, and subsequently collected, certain accounts receivable associated with the refinery acquisition allowing it to reduce the amounts outstanding under the Banque Paribas Credit Agreement by approximately $5.0 million and pay for $500,000 of capital upgrades at the refinery. The remaining net change in cash was caused by various smaller acquisitions and changes in working capital account positions.

     FINANCING - On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45.0 million, which was drawn by March 31, 1998. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders.

On April 22, 1998, the Company entered into amendments of its loan documents (collectively, the "Amendment") with ING and TCW. Under the terms of the Amendment, the borrowing base under the ING Credit Agreement was increased from $45.0 million to $57.0 million. The Amendment also provided for a further increase in the borrowing base from $57.0 million to $65.0 million if the Company repays the Credit Agreement with Banque Paribas before May 15, 1998. In addition, the Amendment requires the Company to raise $15.0 million from the sale of equity securities or through farmout transactions prior to June 30, 1998 and provides TCW the first right of refusal for any equity contribution.

The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $65.0 million borrowing base, are $5.8 million for the first three quarters, $4.3 million for the next four quarters, $3.6 million for the next four quarters, $3.25 million for the next four quarters, and $2.9 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in an effective interest rate of approximately 7.75%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The ING loan is secured by a first lien on substantially all assets of the Company, except the Woods Cross Refinery.

The TCW Credit Agreement is comprised of a $65.0 million tranche and a $10.0 million tranche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW Credit Agreement converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted warrants to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007. The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million tranche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW Credit Agreement. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10.0 million tranche, upon payment in full of the TCW Credit Agreement by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return. The TCW Credit Agreement restricts any repayment of the indebtedness until October 1, 1999. The TCW Credit Agreement is secured by a second lien on substantially all assets of the Company, except the Woods Cross Refinery.

The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to year end, certain covenants were either amended or waived for a one year period, allowing the Company to remain in compliance at March 31, 1998. On March 31, 1998, the Company's outstanding balance was $75.0 million under TCW Credit Agreement and $45.0 million under the ING Credit Agreement.

On December 31, 1997, the Company borrowed $12.5 million from Banque Paribas in connection with the acquisition of the Woods Cross Refinery. The Credit Agreement constitutes a revolving line of credit in an amount not to exceed $23.75 million. The facility is used for working capital needs and letters of credit obligations. The Credit Agreement provides that the aggregate amount of loans outstanding (not including letter of credit obligations) prior to April 1, 1998 cannot exceed $16.5 million and thereafter the amount of loans outstanding (not including letter of credit obligations) cannot exceed $8.0 million. All amounts funded under the

Credit Agreement must be repaid by January 29, 1999. The Credit Agreement is secured by a first lien on all refining assets of the Company. The Company's ability to borrow funds or have letters of credit issued under the Credit Agreement are subject to its compliance with various financial covenants and ratios. Amounts outstanding bear interest at the prime rate of The Chase Manhatten Bank in New York, New York, and interest is payable monthly.

At March 31, 1998, the Company was in violation of certain covenants under its Credit Agreement with Banque Paribas. As noted above, the Company has entered into an Amendment that provides for an $8.0 million increase in its borrowing base under its ING Credit Agreement to repay the Banque Paribas indebtedness. Although there can be no assurance, the Company expects to repay amounts due under the Banque Paribas Credit Agreement with an additional advance under the ING Credit Agreement before the May 31, 1998 deadline. If the Company is unable to retire the Banque Paribas indebtedness with an advance from the ING Credit Agreement, it may be necessary for the Company to repay this obligation using alternative equity or debt capital. At March 31, 1998, the Company owed $7.3 million under the Banque Paribas Credit Agreement and also had $9.4 million outstanding under letter of credit obligations.

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

The Company also had a put contract with Enron for 100,000 barrels per month from January 1998 through March 1998 at a put price of $16.00 per barrel. The Company recorded $95,500 of income under this contract in the first quarter of 1998.

On March 12, 1998, the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covers 75,000 barrels per month for the period from April 1998 through December 1998.

     MARKETS - The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow, although the Company has somewhat mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production following certain upgrades to the refinery necessary to accommodate increased Black Wax production. The Company has also held discussions with the other Salt Lake City refineries to inform them of the outlook for Black Wax production in this region such that they can propose solutions to existing plant configurations. Until the upgrading of the Woods Cross Refinery is finished or refinery modifications at one or more of the other refineries are accomplished, there will continue to be downward pressure on Black Wax pricing.

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

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during 1998 or 1997.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including the present value of future net revenues), future production of oil and gas, business strategies, expansion and growth of the Company's operations, cash flow, marketing of crude oil and natural gas, sources of crude oil for refining, marketing of refined products and refinery maintenance, operations and upgrades. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-Q. Cautionary Disclosures include, among others: general economic conditions, the market price of crude oil and natural gas, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas industry and crude oil refining industry, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks and compliance, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

This Item is not applicable to the Company for this Form 10-Q.

                            INLAND RESOURCES INC.

                                  ----------

Items 1, 3, 4 and 5 are omitted from this report as inapplicable.

ITEM 2.  CHANGES IN SECURITIES.

The Company accrued for issuance 20,832 shares of common stock dividends related to its Series C preferred stock during the period from January 1, 1998 to March 31, 1998. The Company relied on the exemption provided by
Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q.

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

4.1.1 Third Amendment to Credit Agreement entered into as of April 22, 1998, amending exhibit 4.1.*

4.2.1 Second Amendment to Credit Agreement entered into as of April 22, 1998, amending exhibit 4.2.*

4.3.1 Third Amendment to Intercreditor Agreement entered into as of April 22, 1998, amending exhibit 4.3.*

10.4              Interest  Rate Cap agreement  dated April 30, 1998 between
                  Inland  Production  Company and Enron Capital & Trade
                  Resources Corp.*

27.1              Financial Data Schedule.*

27.2              Financial Data Schedule (restated).*

27.3              Financial Data Schedule (restated).*

27.4              Financial Data Schedule (restated).*

-------------------
*   Filed herewith.

                              INLAND RESOURCES INC.

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

         No other reports on Form 8-K were filed during the first quarter of 1998.

                             INLAND RESOURCES INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INLAND RESOURCES INC.
                                  (Registrant)


Date:   May 13, 1998              By:  /s/  Kyle R. Miller
       ---------------                --------------------
                                       Kyle R. Miller
                                       Chief Executive Officer


Date:   May 13, 1998              By:  /s/  Michael J. Stevens
       ---------------                ------------------------
                                       Michael J. Stevens
                                       Vice President - Accounting and
                                       Administration
                                       (Principal Accounting Officer)