Form 10-Q
period 1998-06-30
INLAND RESOURCES INC
filed 1998-08-13
CIK 717754

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                           For the transition period from______to______

                        Commission file number    0-16487
                                              --------------

                                 INLAND RESOURCES INC.
                                 ---------------------
                (Exact name of Registrant as specified in its charter)


                   Washington                               91-1307042
-----------------------------------------                   ----------
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado               80202
--------------------------------------------               -----
(Address of Principal Executive Offices)                (ZIP Code)


Registrant's Telephone Number, Including Area Code:            (303) 893-0102
                                                               -----------------

(Former name, address and fiscal year, if changed, since
last report)                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   XX    No
                                  -----      -----

Number of shares of common stock, par value $.001 per share, outstanding as
of August 12, 1998:   8,377,545
                      ---------

                           PART 1.  FINANCIAL INFORMATION

                                INLAND RESOURCES INC.
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (In thousands)

                                                                     June 30,    December 31,
                                                                      1998           1997
                                                                   -----------   ------------
                                                                   (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                         $1,752           $604
   Accounts receivable                                                8,483         13,601
   Inventory                                                          8,651          6,974
   Other current assets                                               2,319          2,087
                                                                   -----------   ------------
            Total current assets                                     21,205         23,266
                                                                   -----------   ------------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method)               163,721        143,829
   Accumulated depletion, depreciation and amortization             (14,687)       (10,009)
                                                                   -----------   ------------
                                                                    149,034        133,820
   Other property and equipment, net                                 17,129         14,699
   Other long-term assets                                             4,593          4,168
                                                                   -----------   ------------
            Total assets                                           $191,961       $175,953
                                                                   -----------   ------------
                                                                   -----------   ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $13,497         $9,852
   Current portion of long-term debt                                  6,003            167
                                                                   -----------   ------------
            Total current liabilities                                19,500         10,019
                                                                   -----------   ------------
Long-term debt                                                      135,723        122,944
Environmental liability                                                 930          1,000

Mandatorily redeemable Series C preferred stock                       9,568          9,568
Accrued Series C preferred stock dividends                              978            450
Warrants outstanding                                                  1,300          1,300

Stockholders' equity:
 Preferred Class A stock, par value $.001, 20,000,000 shares authorized; 100,000 shares of Series C outstanding
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 8,377,545 and
      8,359,830, respectively                                             8              8
   Additional paid-in capital                                        41,892         41,856
   Accumulated deficit                                              (17,938)       (11,192)
                                                                   -----------   ------------
            Total stockholders' equity                               23,962         30,672
                                                                   -----------   ------------
            Total liabilities and stockholders' equity             $191,961       $175,953
                                                                   -----------   ------------
                                                                   -----------   ------------

      The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                        (In thousands except per share data)
                                   (Unaudited)


                                                               Three months end              Six months ended
                                                                    June 3                      June 30,
                                                            ----------------------       -----------------------
                                                              1998           1997           1998           1997
                                                            -------       --------       ----------     --------

Revenues:
   Sales of refined product                                 $18,434                       $35,238
   Sales of oil and gas                                       3,319         $2,885          8,596         $6,488
                                                            -------       --------       ----------     --------
             Total revenues                                  21,753          2,885         43,834          6,488
                                                            -------       --------       ----------     --------
Operating expenses:
   Cost of refinery feedstock                                12,656                        27,605
   Refinery operating expenses                                2,176                         3,954
   Lease operating expenses                                   1,852            620          4,096          1,221
   Production taxes                                             113             56            228            279
   Exploration                                                   30             20             91             30
   Depletion, depreciation and amortization                   2,730          1,221          5,318          2,415
   General and administrative, net                              840            381          1,789            841
                                                            -------       --------       ----------     --------
             Total operating expenses                        20,397          2,298         43,081          4,786
                                                            -------       --------       ----------     --------
Operating income                                              1,356            587            753          1,702
Interest expense                                             (3,569)          (656)        (6,896)        (1,296)
Other income, net                                                77            147            137            304
                                                            -------       --------       ----------     --------
Net income (loss) before extraordinary loss                  (2,136)            78         (6,006)           710
Extraordinary loss on early extinguishment of debt             (212)          (864)          (212)          (864)
                                                            -------       --------       ----------     --------
Net loss                                                     (2,348)          (786)        (6,218)          (154)
Accrued Series C preferred stock dividend                      (278)                         (528)
                                                            -------       --------       ----------     --------
Net loss available to common stockholders                   $(2,626)         $(786)       $(6,746)         $(154)
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------
Net loss per share - Basic
   Before extraordinary loss                                 $(0.28)         $0.01         $(0.78)         $0.11
   Extraordinary loss                                        $(0.03)        $(0.13)        $(0.03)        $(0.13)
                                                            -------       --------       ----------     --------
         Total                                               $(0.31)        $(0.12)        $(0.81)        $(0.02)
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------
Basic weighted average common shares outstanding          8,369,854      6,316,751      8,364,870      6,314,418
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------
Net loss per share - Diluted
   Before extraordinary loss                                 $(0.28)         $0.01         $(0.78)         $0.08
   Extraordinary loss                                        $(0.03)        $(0.10)        $(0.03)        $(0.10)
                                                            -------       --------       ----------     --------
         Total                                               $(0.31)        $(0.09)        $(0.81)        $(0.02)
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------
Diluted weighted average common shares outstanding        8,369,854      8,342,058      8,364,870      8,315,800
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------
Dividends per common share                                     NONE           NONE           NONE           NONE
                                                            -------       --------       ----------     --------
                                                            -------       --------       ----------     --------

     The accompanying notes are an integral part of the consolidated financial statements

                          INLAND RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                            (In thousands)
                              (Unaudited)


                                                                       1998           1997
                                                                  -------------- --------------

Cash flows from operating activities:
   Net loss                                                         $(6,218)         $(154)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                    5,318          2,415
          Amortization of debt issue costs and debt discount            352            140
          Loss on early extinguishment of debt                          212            864
          Effect of changes in current assets and liabilities:
             Accounts receivable                                      5,118            530
             Inventory                                               (1,677)        (1,335)
             Other current assets                                      (295)          (192)
             Accounts payable                                         3,574          2,943
                                                                  -------------- --------------
Net cash provided by operating activities                             6,384          5,211
                                                                  -------------- --------------
Cash flows from investing activities:
   Acquisition of oil and gas properties                                            (3,575)
   Development expenditures and equipment purchases                 (22,263)       (12,469)
                                                                  -------------- --------------
Net cash used by investing activities                               (22,263)       (16,044)
                                                                  -------------- --------------
Cash flows from financing activities:
   Proceeds from exercise of employee stock options                      37             22
   Proceeds from issuance of long-term debt                          30,775         29,500
   Payments of long-term debt                                       (12,997)       (25,099)
   Debt issue costs                                                    (788)          (194)
                                                                  -------------- --------------
Net cash provided by financing activities                            17,027          4,229
                                                                  -------------- --------------
Net change in cash and cash equivalents                               1,148         (6,604)
Cash and cash equivalents at beginning of period                        604         10,031
                                                                  -------------- --------------
Cash and cash equivalents at end of period                           $1,752         $3,427
                                                                  -------------- --------------
                                                                  -------------- --------------


     The accompanying notes are an integral part of the consolidated financial statements

                               INLAND RESOURCES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ---------


1.   COMPANY ORGANIZATION:
     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The Company also owns a refinery located in Woods Cross, Utah with an optimum refining capacity of 12,500 barrels per day.

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

3.   EARNINGS PER SHARE:
     The calculation of earnings per share for the three-month and six-month periods ended June 30, 1998 and 1997 is as follows (in thousands except per share data):



                                      Three months ended June 30, 1998      Three months ended June 30, 1997
                                     ---------------------------------      --------------------------------
                                                             Per Share                             Per Share
                                       Loss        Shares      Amount       Income      Shares      Amount
                                     ---------     -------     -------      -------     -------     --------

 Net loss                            $ (2,348)                               $ (786)
    Preferred C Stock Premium            (278)
                                     ----------                              ---------
 Basic EPS                             (2,626)         8,370   $ (0.31)        (786)      6,317       $ (0.12)
                                                               ----------                            ----------
                                                               ----------                            ----------
 Effect of Dilutive Securities:
    Options and Warrants                                                                    279
    Convertible preferred stock                                                           1,746
                                     -----------------------                 -------------------
 Diluted EPS                         $ (2,626)         8,370   $ (0.31)      $ (786)      8,342       $ (0.09)
                                     ---------------------------------      --------------------------------
                                     ---------------------------------      --------------------------------
                                      Six months ended June 30, 1998         Six months ended June 30, 1997
                                     ---------------------------------      --------------------------------
                                                             Per Share                             Per Share
                                       Loss        Shares      Amount       Income      Shares      Amount
                                     ---------     -------     -------      -------     -------     --------

 Net loss                            $ (6,218)                               $ (154)
    Preferred C Stock Premium            (528)
                                     ----------                              ---------
 Basic EPS                             (6,746)         8,365   $ (0.81)        (154)      6,314       $ (0.02)
                                                               ----------                            ----------
                                                               ----------                            ----------
 Effect of Dilutive Securities:
    Options and Warrants                                                                    280
    Convertible preferred stock                                                           1,722
                                     -----------------------                 -------------------
 Diluted EPS                         $ (6,746)         8,365   $ (0.81)      $ (154)      8,316       $ (0.02)
                                     ---------------------------------      --------------------------------
                                     ---------------------------------      --------------------------------

4.   ACCOUNTING PRONOUNCEMENT:
     The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The Statement requires companies to record derivative transactions on the balance sheet as assets or liabilities, measured at fair value, and further defines transactions that qualify for hedge accounting. The Company has not assessed the impact this Statement may have on reported financial information.

5.   INVENTORIES:
     Inventories at June 30, 1998 and December 31, 1997 consist of the following (in thousands):



                                                  June 30,          December 31,
                                                   1998                1997
                                             ---------------      -----------------
             Crude Oil                             $ 585               $ 1,006
             Refined Product                       5,085                 3,685
             Tubular goods                         2,614                 1,994
             Materials and supplies                  367                   289
                                             ---------------      -----------------
                Total                            $ 8,651               $ 6,974
                                             ---------------      -----------------
                                             ---------------      -----------------

6.   DEBT:
     On April 22, 1998, the Company entered into amendments of its loan documents (collectively, the "Amendment") with ING (U.S.) Capital Corporation ("ING") and Trust Company of the West ("TCW"). Under the terms of the Amendment, the borrowing base under the ING Credit Agreement was increased from $45.0 million to $57.0 million. On May 29, 1998, the Company received a further increase in the borrowing base from $57.0 million to $65.0 million upon repayment of the Credit Agreement with Banque Paribas. The Amendment also required the Company to raise $15.0 million from the sale of equity securities or through farmout transactions prior to June 30, 1998. The Company satisfied this condition by entering into the Farmout Agreement discussed in Footnote 7. Subsequent to June 30, 1998, certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement were either amended or waived, allowing the Company to remain in compliance as of June 30, 1998. At June 30, 1998, the Company had $62.5 million of borrowings and $2.3 million of letter of credit obligations outstanding under the ING Credit Agreement and $75.0 million of borrowings outstanding under the TCW Credit Agreement.

     On April 30, 1998 the Company paid $140,000 for an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement.

7.   FARMOUT AGREEMENT:
     Effective June 1, 1998, the Company entered into a Farmout Agreement with Smith Management LLC ("Smith") providing funds for the Company's anticipated drilling program in the Monument Butte Field during the remainder of 1998. The program contemplates the drilling and completion of 56 wells aggregating total expenditures of approximately $20.0 million (including management fees). Under the Farmout Agreement, Smith agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. Smith also agreed to take production proceeds payments, at the Company's option, either in cash or in shares of the Company's common stock priced at a 10% discount of the average bid side of the closing price for each trading day during the month to which the payment relates. The Farmout Agreement provides that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums. The Farmout Agreement with Smith satisfies the Company's obligation to its senior lenders to obtain a capital infusion of at least $15.0 million by June 30, 1998. The Company received advances of $3.3 million under the Farmout Agreement as of June 30, 1998.

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

THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997:

     SALES OF REFINED PRODUCTS - The Company averaged sales of 8,500 barrels per day from the Woods Cross Refinery, of which 54% was gasoline and diesel products. The Company performed various major repair and maintenance procedures that negatively impacted the volumes available for sale. The Company expects its average daily sales to exceed 9,000 barrels per day during the remainder of 1998, although there can be no assurance of this increase.

     SALES OF CRUDE OIL AND NATURAL GAS - The Company eliminated in consolidation $1.88 million of sales made between its production operations and the Woods Cross Refinery during the second quarter of 1998. Prior to considering intercompany eliminations, crude oil and natural gas sales during the second quarter of 1998 exceeded the previous year second quarter by 80%. The increase was attributable to the Enserch and EREC acquisitions and the effects of the Company's development drilling results. During 1997 the Company drilled 80 wells and during the first half of 1998 the Company drilled an additional 60 wells. The Company expects to drill a total of 108 wells during 1998. Although production increased 145% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 80% due primarily to a 39% decrease in the average price received for crude oil production from $16.44 during the second quarter of 1997 to $10.11 during the same period in 1998.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were increased by $31,500 and decreased by $37,000 during the second quarters of 1998 and 1997, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

     COST OF REFINERY FEEDSTOCK - The Company purchases crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. The Company's Woods Cross Refinery began purchasing approximately 2,000 barrels per day of the Company's own "Black Wax" crude oil production during April 1998. The Company has continued its modifications to the Woods Cross Refinery to allow 5,000 barrels or more per day of Black Wax crude oil to be processed by September 1998. The Company's average cost of crude oil, including transportation charges, was $17.08 per barrel during the second quarter of 1998.

     REFINERY OPERATING EXPENSE - During the second quarter of refinery operations, the Company continued to spend considerable resources to upgrade and repair key refinery equipment which had been neglected by prior owners. Operating costs, consisting primarily of direct labor, utilities and repairs averaged $2.79 per barrel sold. The refinery is considered to be in good operating condition. No additional major turnaround projects are expected in 1998, although the Company will continue to repair and upgrade its buildings, tanks and roads.

   LEASE OPERATING EXPENSES - Lease operating expense increased $1.2 million between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per BOE sold was $3.76 during the second quarter of 1998, up from the $3.09 experienced during the second quarter of 1997. The increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the second quarter of 1998 the Company recorded production taxes at 2.2% of sales, consistent with the actual effective rate for the 1997 tax year. The estimated production tax rate recorded during the second quarter of 1997 was 1.9%.

     EXPLORATION - Exploration expense represents the Company's cost to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a lower depletion rate. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $4.89 per BOE sold during the second quarter of 1998 compared to $5.65 per BOE sold during the second quarter of 1997. Based on the Company's July 1, 1998 reserve report, the depletion rate will change to $5.35 during the second half of 1998.

   GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $459,000 between quarters. This expense would have decreased slightly if not for the $480,000 of general and administrative expense related to refining operations which were not present in the prior year. General and administrative expense for production operations is reported net of operator fees and reimbursements which were $1.5 million and $0.7 million during the first quarters of 1998 and 1997, respectively. Gross general and administrative expense for production operations was $1.85 million in 1998 and $1.1 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the Enserch and EREC purchases.

     INTEREST EXPENSE - Borrowings during the second quarter of 1998 were recorded at an effective interest rate of 10.6%. Borrowings during the second quarter of 1997 were recorded at an effective interest rate of 11%. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of Enserch, EREC and the Woods Cross Refinery.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On May 29, 1998, the Company refinanced its Credit Agreement with Banque Paribas and wrote off $212,000 of debt issuance cost. On June 30, 1997, the Company refinanced an obligation to Trust Company of the West. Unamortized debt issue costs of $291,000 and an unamortized loan discount of $573,000 were written off as an extraordinary loss.

     INCOME TAXES - During the second quarter of 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997:

     SALES OF REFINED PRODUCTS - The Company averaged sales of just under 8,500 barrels per day from the Woods Cross Refinery, of which 57% was gasoline and diesel products. The Company performed various major repair and maintenance procedures that negatively impacted the volumes available for sale during the initial six months of the year. The Company expects its average daily sales to exceed 9,000 barrels per day during the remainder of 1998, although there can be no assurance of this increase.

     SALES OF CRUDE OIL AND NATURAL GAS - The Company eliminated in consolidation $1.88 million of sales made between its production operations and the Woods Cross Refinery. Prior to considering intercompany eliminations, crude oil and natural gas sales during the initial six months of 1998 exceeded the previous year by 61%. The increase was attributable to the Enserch and EREC acquisitions and the effects of the Company's development drilling results. During 1997 the Company drilled 80 wells and during the first half of 1998 the Company drilled an additional 60 wells. The Company expects to drill a total of 108 wells during 1998. Although production increased 140% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 61% due primarily to a 42% decrease in the average price received for crude oil production from $17.96 during the first half of 1997 to $10.42 during the same period in 1998.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were increased by $94,000 and decreased by $143,000 during the initial six months of 1998 and 1997, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

     COST OF REFINERY FEEDSTOCK - The Company purchases crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. The Company's Woods Cross Refinery began purchasing approximately 2,000 barrels per day of the Company's own "Black Wax" crude oil production during April 1998. The Company has continued its modifications to the Woods Cross Refinery to allow as much as 5,000 barrels or more per day of Black Wax crude oil to be processed by September 1998. The Company's average cost of crude oil, including transportation charges, was $17.68 per barrel during the first half of 1998.

     REFINERY OPERATING EXPENSE - The Company spent considerable resources to upgrade and repair key refinery equipment which had been neglected by prior owners during the initial six months of 1998. Operating costs, consisting primarily of direct labor, utilities and repairs averaged $2.58 per barrel sold. The refinery is considered to be in good operating condition. No additional major turnaround projects are expected in 1998, although the Company will continue to repair and upgrade its buildings, tanks and roads.

   LEASE OPERATING EXPENSES - Lease operating expense increased $2.9 million between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per BOE sold was $4.28 during the first half of 1998, up from the $3.06 experienced during the first half of 1997. The increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the initial six months of 1998 the Company recorded production taxes at 2.2% of sales, consistent with the actual effective rate for the 1997 tax year. The estimated production tax rate recorded during the initial six months of 1997 was 4.2%.

     EXPLORATION - Exploration expense represents the Company's cost to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a lower depletion rate. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $4.89 per BOE sold during the first six months of 1998 compared to $5.65 per BOE sold during the same period in 1997. Based on the Company's July 1, 1998 reserve report, the depletion rate will change to $5.35 during the second half of 1998.

   GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $948,000 between quarters. This expense would have been consistent between periods if not for the $950,000 of general and administrative expense related to refining operations which were not present in the prior year. General and administrative expense for production operations is reported net of operator fees and reimbursements which were $2.8 million and $1.2 million during the first six months of 1998 and 1997, respectively. Gross general and administrative expense for production operations was $3.6 million in 1998 and $2.0 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the Enserch and EREC purchases.

     INTEREST EXPENSE - Borrowings during 1998 were recorded at an effective interest rate of 10.6%. Borrowings during 1997 were recorded at an effective interest rate of 11%. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of Enserch, EREC and the Woods Cross Refinery.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On May 29, 1998, the Company refinanced its Credit Agreement with Banque Paribas and wrote off $212,000 of debt issuance cost. On June 30, 1997, the Company refinanced an obligation to Trust Company of the West. Unamortized debt issue costs of $291,000 and an unamortized loan discount of $573,000 were written off as an extraordinary loss.

     INCOME TAXES - During the first half of 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998, the Company had $192.0 million of assets. Total capitalization was $177.5 million of which 14% was represented by stockholders' equity, 7% by mezzanine equity, 35% by senior debt and 44% by subordinated debt. As of June 30, 1998, there were no significant commitments for capital expenditures. However, the Company anticipates that 1998 net expenditures for development drilling and water and gas infrastructure expansion will approximate $38.0 million in the Monument Butte Field with an additional $2.4 million to be spent for upgrades at the Woods Cross Refinery. The $38.0 million budgeted capital outlay includes the drilling of 108 gross wells and the conversion of 40 wells to water injection. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities and market conditions.

   The Company plans to finance its ongoing acquisition, development, and exploration expenditures using internal cash flow, proceeds from borrowings under its senior credit facility, farmout arrangements, joint ventures, the selling of assets or future public or private offerings of credit or equity securities. In addition, future cash flows are subject to a number of variables, including the level of production and crude oil and natural gas prices. As a result, the Company cannot give assurance that operations and other capital resources will provide cash in sufficient amounts to cover working capital requirements and maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. The Company believes that the Farmout Agreement discussed below will substantially satisfy its need for capital during 1998. The Company intends to continue its aggressive development pace into 1999 which will require additional debt or equity capital. If the current low oil price environment continues, it is possible that the Company may be unsuccessful or unwilling to raise such capital which could have the effect of reducing the planned development program in the Monument Butte Field.

   Effective June 1, 1998, the Company entered into a Farmout Agreement with Smith Management LLC ("Smith") providing funds for the Company's anticipated drilling program in the Monument Butte Field during the remainder of 1998. The program contemplates the drilling and completion of 56 wells aggregating total expenditures of approximately $20.0 million (including management fees). Under the Farmout Agreement, Smith agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. Smith also agreed to take production proceeds payments, at the Company's option, either in cash or in shares of the Company's common stock priced at a 10% discount of the average bid side of the closing price for each trading day during the month to which the payment relates. The Farmout Agreement provides that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums. The Farmout Agreement with Smith satisfies the Company's obligation to its senior lenders to obtain a capital infusion of at least $15.0 million by June 30, 1998. The Company received advances of $3.3 million under the Farmout Agreement as of June 30, 1998.

   During the first half of 1998, the Company generated $6.2 million from operations and borrowed $30.8 million from lenders. These sources along with cash on hand were used to fund $21.0 million of development in the Monument Butte Field, perform $1.3 million of capital upgrades at the refinery and repay the $13.0 million outstanding under the Credit Agreement with Banque Paribas. The remaining net change in cash was caused by changes in working capital account positions and other miscellaneous items.

   FINANCING - On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provides the Company with a borrowing base which is currently established at $65.0 million. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. At June 30, 1998, the Company had $62.5 million of borrowings and $2.3 million of letter of credit obligations outstanding under the ING Credit Agreement and $75.0 million borrowed under the TCW Credit Agreement.

     The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $65.0 million borrowing base, are $5.8 million for the first three quarters, $4.3 million for the next four quarters, $3.6 million for the next four quarters, $3.25 million for the next four quarters, and $2.9 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in an effective interest rate of approximately 7.75%. As required by the

ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The loan from ING is secured by a first lien on substantially all assets of the Company.

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

The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to June 30, 1998, certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement were either amended or waived, allowing the Company to remain in compliance as of June 30, 1998.

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

On March 12, 1998, the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covers 75,000 barrels per month for the period from April 1998 through December 1998. The Company recorded income of $62,000 during the second quarter of 1998 under this contract.

   MARKETS - The availability of a ready market and the prices obtained for the Company's crude oil and natural gas depend on many factors beyond the Company's control, including the extent of domestic production, imports of oil and gas, the proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Future decreases in the prices of oil and gas would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow, although the Company has somewhat mitigated this risk by entering into certain hedging arrangements. The oil produced from the Monument Butte Field is called "Black Wax" and is sold at the posted field price (an industry term of the fair market value of oil in a particular field) less a deduction of approximately $0.85 to $1.00 per barrel for oil quality adjustments. As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be economically processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production. During April 1998, the Company began transporting approximately 2,000 barrels per day of its crude oil production to the Woods Cross Refinery and is currently performing additional upgrades to the Woods Cross Refinery to accommodate increased Black Wax crude oil refining. Although the Company has held discussions with the other Salt Lake City refineries to inform them of the outlook for Black Wax production in this region, they have been unwilling to make modifications to their existing plant configurations. Until the complete upgrading of the Woods Cross Refinery is finished or refinery modifications at one or more of the other refineries are accomplished, there will continue to be downward pressure on Black Wax pricing, although there can be no assurance that these potential changes will significantly impact the price received for Black Wax production.

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

YEAR 2000 ISSUES

The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the digit value to 00. The risk is that computer systems will not properly recognize sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

The Company is conducting a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company has identified computer hardware and software that is not Year 2000 compliant and is taking steps to update these resources. The Company benefits from having relatively new computer systems in most locations and management believes the Year 2000 issues can be mitigated without a significant effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without incurring costs that are material to future financial results or that may cause reported financial information to not be necessarily indicative of future operating results or future financial condition.

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

                    PART II.  OTHER INFORMATION

                        INLAND RESOURCES INC.


Items 1and 3 are omitted from this report as inapplicable.

ITEM 2.   CHANGES IN SECURITIES.

The Company accrued for issuance 23,212 shares of common stock dividends related to its Series C preferred stock during the period from April 1, 1998 to June 30, 1998. The Company relied on the exemption provided by Section 4
(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 30, 1998, the Company held its Annual Meeting of Stockholders. During this meeting, the stockholders voted on the following items:

     The holders of Common Stock and Series C Preferred Stock voted on the election of six members to the Board of Directors to serve until the 1999 annual meeting of stockholders or until their respective successors are duly elected and qualified;

     This item was approved by an affirmative vote of the total outstanding shares of Common Stock and Series C Preferred Stock as follows:



                   Director Nominee     Votes For    Votes Withheld   Abstained
                ---------------------   ----------   --------------   ---------

                Kyle R. Miller            7,214,962             200       4,610
                Arthur J. Pasmas          7,214,962             200       4,610
                Thomas J. Trzanowski      7,214,962             200       4,610
                Paul C. Schorr IV         7,214,912             250       4,610
                Gregory S. Anderson       7,214,792             370       4,610
                Bruce M. Schnelwar        7,214,692             470       4,610

ITEM 5.  OTHER INFORMATION.

The Company may exercise its discretionary authority to vote proxies on any matter raised at next years annual meeting of stockholders which is not described in the Company's proxy statement unless the Company has received notice of such matter from a stockholder on or before April 16, 1999.

6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

27.1      Financial Data Schedule.*

99.1      Press release dated August 11, 1998.*

---------------------
*         Filed herewith.

(b)  Reports on Form 8-K:

     A Form 8-K was filed under Item 5 on July 1, 1998 reporting the Farmout Agreement with Smith Management LLC.

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

                                   INLAND RESOURCES INC.
                                   ---------------------
                                   (Registrant)


   Date:  August 13, 1998          By:  /s/  Kyle R. Miller
                                        -----------------------------------
                                        Kyle R. Miller
                                        Chief Executive Officer


   Date:   August 13, 1998         By:  /s/  Michael J. Stevens
                                        -----------------------------------
                                        Michael J. Stevens
                                        Vice President - Accounting and
                                        Administration
                                        (Principal Accounting Officer)