Form 10-Q
period 1998-09-30
INLAND RESOURCES INC
filed 1998-11-16
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                         Commission file number 0-16487
                                                -------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          WASHINGTON                                            91-1307042
-------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)


410 17TH STREET, SUITE 700, DENVER, COLORADO                      80202
--------------------------------------------                      -----
(Address of Principal Executive Offices)                       (ZIP Code)

Registrant's Telephone Number, Including Area Code:          (303) 893-0102
                                                             --------------

(Former name, address and fiscal year, if changed, since last report)
                                                                      ---------

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

Number of shares of common stock, par value $.001 per share, outstanding as of November 12, 1998: 8,406,740

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)


                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  1998                  1997
                                                              -------------         ------------
                              ASSETS                           (Unaudited)
Current assets:
   Cash and cash equivalents                                     $   1,659           $     604
   Accounts receivable                                               7,885              13,601
   Inventory                                                         7,397               6,974
   Other current assets                                              1,720               2,087
                                                                 ---------           ---------
            Total current assets                                    18,661              23,266
                                                                 ---------           ---------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method)              175,039             143,829
   Accumulated depletion, depreciation and amortization            (17,551)            (10,009)
                                                                 ---------           ---------
                                                                   157,488             133,820
   Other property and equipment, net                                22,838              14,699
   Other long-term assets                                            3,119               4,168
                                                                 ---------           ---------
            Total assets                                         $ 202,106           $ 175,953
                                                                 ---------           ---------
                                                                 ---------           ---------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  16,133           $   6,238
   Accrued liabilities                                               2,654               3,614
   Current portion of long-term debt                                12,669                 167
                                                                 ---------           ---------
            Total current liabilities                               31,456              10,019
                                                                 ---------           ---------
Long-term debt                                                     138,143             122,944
Environmental liability                                                922               1,000

Mandatorily redeemable Series C preferred stock                      9,568               9,568
Accrued Series C preferred stock dividends                           1,233                 450
Warrants outstanding                                                 1,300               1,300

Stockholders' equity:
 Preferred Class A stock, par value $.001, 20,000,000
      shares authorized; 100,000 shares of
      Series C outstanding
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 8,384,421 and
      8,359,830, respectively                                            8                   8
   Additional paid-in capital                                       41,893              41,856
   Accumulated deficit                                             (22,417)            (11,192)
                                                                 ---------           ---------
            Total stockholders' equity                              19,484              30,672
                                                                 ---------           ---------
            Total liabilities and stockholders' equity           $ 202,106           $ 175,953
                                                                 ---------           ---------
                                                                 ---------           ---------


    The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                    (In thousands except earnings per share)
                                   (Unaudited)


                                                              Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                            ---------------------------           ---------------------------
                                                              1998               1997                1998              1997
                                                            --------           --------           --------           --------
Revenues:
   Sales of refined product                                 $ 17,740                              $ 52,978
   Sales of crude oil and natural gas                          3,105           $  3,915             11,701           $ 10,403
                                                            --------           --------           --------           --------
             Total revenues                                   20,845              3,915             64,679             10,403
                                                            --------           --------           --------           --------
Operating expenses:
   Cost of refinery feedstock                                 11,850                                39,455
   Refinery operating expenses                                 3,014                                 6,968
   Lease operating expenses                                    2,086                732              6,182              1,953
   Production taxes                                              117                166                345                445
   Exploration                                                    37                 14                128                 43
   Depletion, depreciation and amortization                    3,299              1,652              8,617              4,067
   General and administrative, net                               901                491              2,690              1,332
                                                            --------           --------           --------           --------
             Total operating expenses                         21,304              3,055             64,385              7,840
                                                            --------           --------           --------           --------
Operating income (loss)                                         (459)               860                294              2,563
Interest expense                                              (3,971)              (598)           (10,867)            (1,895)
Other income, net                                                206                 61                343                365
                                                            --------           --------           --------           --------
Net income (loss) before extraordinary loss                   (4,224)               323            (10,230)             1,033
Extraordinary loss on early extinguishment of debt                                 (295)              (212)            (1,160)
                                                            --------           --------           --------           --------
Net income (loss)                                             (4,224)                28            (10,442)              (127)
Preferred Series B Stock redemption premium                                        (580)                                 (580)
Preferred Series C accrued stock dividend                       (255)                                 (783)
                                                            --------           --------           --------           --------
Net loss available to common stockholders                   $ (4,479)          $   (552)          $(11,225)          $   (707)
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------
Net loss per share - Basic
   Before extraordinary loss                                $  (0.53)          $  (0.03)          $  (1.31)          $   0.06
   Extraordinary loss                                                          $  (0.04)          $  (0.03)          $  (0.16)
                                                            --------           --------           --------           --------
         Total                                              $  (0.53)          $  (0.07)          $  (1.34)          $  (0.10)
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------
Basic weighted average common shares outstanding               8,378              8,049              8,369              6,991
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------
Net loss per share - Diluted
   Before extraordinary loss                                $  (0.53)          $  (0.03)          $  (1.31)          $   0.06
   Extraordinary loss                                                          $  (0.04)          $  (0.03)          $  (0.16)
                                                            --------           --------           --------           --------
         Total                                              $  (0.53)          $  (0.07)          $  (1.34)          $  (0.10)
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------
Diluted weighted average common shares outstanding             8,378              8,049              8,369              6,991
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------
Dividends per common share                                    NONE               NONE               NONE               NONE
                                                            --------           --------           --------           --------
                                                            --------           --------           --------           --------


    The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (In thousands)
                                   (Unaudited)


                                                                           1998                1997
                                                                        ---------           ---------
Cash flows from operating activities:
   Net loss                                                             $ (10,442)          $    (127)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                          8,617               4,067
          Amortization of debt issue costs and debt discount                  491                 155
          Loss on early extinguishment of debt                                212               1,160
          Effect of changes in current assets and liabilities:
             Accounts receivable                                            5,716                 603
             Inventory                                                     (1,423)               (955)
             Other assets                                                     304                (643)
             Accounts payable and accrued expenses                          8,857               5,040
                                                                        ---------           ---------
Net cash provided by operating activities                                  12,332               9,300
                                                                        ---------           ---------
Cash flows from investing activities:

   Acquisition of oil and gas properties                                                      (69,922)
   Development expenditures and equipment purchases                       (36,524)            (21,908)
                                                                        ---------           ---------
Net cash used by investing activities                                     (36,524)            (91,830)
                                                                        ---------           ---------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                                                        9,575
   Proceeds from sale of common stock                                          37                 293
   Proceeds from issuance of long-term debt                                39,800             131,346
   Payments of long-term debt                                             (13,705)            (60,099)
   Debt issue costs                                                          (885)             (3,635)
                                                                        ---------           ---------
Net cash provided by financing activities                                  25,247              77,480
                                                                        ---------           ---------
Net change in cash and cash equivalents                                     1,055              (5,050)
Cash and cash equivalents at beginning of period                              604              10,031
                                                                        ---------           ---------
Cash and cash equivalents at end of period                              $   1,659           $   4,981
                                                                        ---------           ---------
                                                                        ---------           ---------


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

4.   INVENTORIES:
     Inventories at September 30, 1998 and December 31, 1997 consist of the following (in thousands):


                                            September 30,          December 31,
                                                1998                  1997
                                            -------------          ------------
     Crude Oil                                 $   906                $ 1,006
     Refined Product                             4,129                  3,685
     Tubular goods                               2,170                  1,994
     Materials and supplies                        192                    289
                                               -------                -------
        Total                                  $ 7,397                $ 6,974
                                               -------                -------
                                               -------                -------


5.   DEBT:

     On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West ("TCW") and ING (U.S.) Capital Corporation ("ING"), both of which have been substantially amended. The TCW Credit Agreement provided the Company with $75.0 million, all of which was funded at closing. The borrowing base under ING Credit Agreement is limited to the collateral value of proved reserves and is currently established at $70.0 million. At September 30, 1998, the Company had $64.75 million of borrowings and $2.3 million of letter of credit obligations outstanding under the ING Credit Agreement and $75.0 million of borrowings outstanding under the TCW Credit Agreement. On October 16, 1998, the Company borrowed an additional $1.9 million under the ING Credit Agreement lowering its current availability to approximately $1.0 million.

     Subsequent to September 30, 1998, a working capital covenant common to both the ING Credit Agreement and the TCW Credit Agreement was waived through December 31, 1998, allowing the Company to remain in compliance as of September 30, 1998. The Company believes it will be able restructure its capital to bring this covenant in compliance by December 31, 1998, although there can be no assurance that the Company will be successful. As a result, the associated debt is classified on the accompanying Consolidated Balance Sheet based on the existing terms for repayment. If the Company fails in its restructuring attempt or does not receive additional modifications or waivers, the Company may be out of compliance with this or other debt covenants on December 31, 1998 which would cause the entire debt balance to be classified as a current liability given the lenders ability to call the debt for repayment at that time.

6.   FARMOUT AGREEMENT:

     Since June 1, 1998, the Company's drilling program has been conducted under a Farmout Agreement with Smith Management LLC ("Smith"). The Farmout Agreement contemplated the drilling and completion of 56 wells before December 31, 1998 aggregating total expenditures of approximately $20.0 million (including management fees). Under the Farmout Agreement, Smith agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. Smith also agreed to take production proceeds payments, at the Company's option, either in cash or in shares of the Company's common stock priced at a 10% discount of the average bid side of the closing price for each trading day during the month to which the payment relates. Through November 12, 1998, the Company has issued 29,195 shares of common stock related to the Farmout Agreement. The Farmout Agreement provides that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums. The Farmout Agreement with Smith satisfied the Company's obligation to its lenders to obtain a capital infusion of at least $15.0 million by June 30, 1998. The Company received advances of $10.05 million under the Farmout Agreement as of September 30, 1998. On October 1, 1998, the Company received an additional advance of $2,835,000 related to September drilling under the Farmout Agreement bringing total advances to $12,885,000. As of the filing of this Form 10-Q, a $2.2 million invoice relating to October drilling had not been paid by Smith. In addition, Smith has informed the Company that it will not fund further development in November and December as contemplated in the Farmout Agreement.

7.   SOUND REFINING:

     During the third quarter of 1998, the Company revised its preliminary purchase accounting estimates related to the acquisition of the Woods Cross Refinery. The revision directly effects the carrying value of certain assets associated with the Sound Refining facility in Tacoma, Washington. At the time of recording the initial purchase accounting entries at December 31, 1997, the Company was aware that the value assigned to the inventory and note receivable associated with Sound Refining would have to be reevaluated to determine their actual value. The Company has now concluded that the value of the note receivable and inventory is zero. The resulting adjustment was to decrease the carrying value of inventory by $1.0 million and notes receivable by $1.5 million, with a corresponding increase to other property and equipment at the Woods Cross facility of $2.5 million. The Company cannot predict when or if any amounts will ultimately be recovered on these assets. A director of Inland Refining, Inc., the Company's 100% owned refining subsidiary, controls the entity that purchased the Sound Refinery assets. The reclassification did not have any material effect on the Consolidated Statement of Operations or Consolidated Stockholders' Equity.

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

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997:

     SALES OF REFINED PRODUCTS - The Company averaged sales of 9,500 barrels per day from the Woods Cross Refinery, of which 59% represented gasoline and diesel products. Third quarter sales volumes were 12% higher than the initial six months of the year as the Company realized the benefits of completing various major repair and maintenance procedures. The sales price of the Company's product slate averaged $20.30 during the third quarter which was less than earlier quarters due to Salt Lake City market conditions. The Company did not have refining operations during the third quarter of 1997.

     SALES OF CRUDE OIL AND NATURAL GAS - The Company eliminated in consolidation $2.29 million of sales made between its production operations and the Woods Cross Refinery during the third quarter of 1998. Prior to considering intercompany eliminations, crude oil and natural gas sales during the third quarter of 1998 exceeded the previous year third quarter by 38%. The increase was attributable to the Enserch and EREC acquisitions and the effects of the Company's development drilling results. During 1997 the Company drilled 80 wells and during the first nine months of 1998 the Company drilled an additional 86 wells. Although production increased 95% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 38% due primarily to a 37% decrease in the average price received for crude oil production from $15.63 during the third quarter of 1997 to $9.81 during the same period in 1998.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were increased by $100,000 and decreased by $33,000 during the third quarters of 1998 and 1997, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

     COST OF REFINERY FEEDSTOCK - The Company purchases crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. The Company's Woods Cross Refinery began purchasing approximately 2,000 barrels per day of the Company's own "Black Wax" crude oil production during April 1998. The Company has completed modifications to the Woods Cross Refinery to allow 5,000 barrels per day of Black Wax crude oil to be processed. The Company's average cost of crude oil, including transportation charges, was $16.59 per barrel during the third quarter of 1998 before considering the elimination of $2.29 million of costs associated with sales between its production operations and refinery.

     REFINERY OPERATING EXPENSE - During the third quarter of refinery operations, the Company continued to upgrade and repair key refinery equipment. Operating costs, consisting primarily of direct labor, utilities and repairs averaged $2.97 per barrel sold. The refinery is considered to be in good operating condition. No additional major turnaround projects are expected in 1998, although the Company will continue to repair and upgrade its buildings, tanks and roads.

      LEASE OPERATING EXPENSES - Lease operating expense increased $1.35 million between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per BOE sold was $3.90 during the third quarter of 1998, up from the $2.66 experienced during the third quarter of 1997. The increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the third quarter of 1998 the Company recorded production taxes at 2.2% of sales, consistent with the actual effective rate for the 1997 tax year. The estimated production tax rate recorded during the third quarter of 1997 was 4.2%.

     EXPLORATION - Exploration expense represents the Company's cost to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a lower depletion rate. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.35 per BOE sold during the third quarter of 1998 compared to $5.65 per BOE sold during the third quarter of 1997.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $410,000 between quarters. This expense would have decreased if not for the $520,000 of general and administrative expense related to refining operations which were not present in the prior year. General and administrative expense for production operations is reported net of operator fees and reimbursements which were $1.5 million and $0.6 million during the third quarters of 1998 and 1997, respectively. Gross general and administrative expense for production operations was $1.9 million in 1998 and $1.1 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the Enserch and EREC purchases.

     INTEREST EXPENSE - Borrowings during the third quarter of 1998 were recorded at an effective interest rate of 10.6%. Borrowings during the third quarter of 1997 were recorded at an effective interest rate of 8.0%. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of Enserch, EREC and the Woods Cross Refinery.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On September 30, 1997, the Company refinanced an existing obligation to a former lender. Unamortized debt issue costs of $295,000 were written off as an extraordinary loss.

     INCOME TAXES - During the third quarter of 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997:

     SALES OF REFINED PRODUCTS - The Company averaged sales of 8,900 barrels per day from the Woods Cross Refinery, of which 58% was gasoline and diesel products. The Company performed various major repair and maintenance procedures that negatively impacted the volumes available for sale during the initial nine months of the year. The Company expects its average daily sales to exceed 9,000 barrels per day during the remainder of 1998, although there can be no assurance of this increase. The sales price of the Company's product slate has averaged $20.67 during the initial nine months of the year. The Company did not have refining operations during 1997.

     SALES OF CRUDE OIL AND NATURAL GAS - The Company eliminated in consolidation $4.2 million of sales made between its production operations and the Woods Cross Refinery. Prior to considering intercompany eliminations, crude oil and natural gas sales during the initial nine months of 1998 exceeded the previous year by 53%. The increase was attributable to the Enserch and EREC acquisitions and the effects of the Company's development drilling results. During 1997 the Company drilled 80 wells and during the first nine months of 1998 the Company drilled an additional 86 wells. Although production increased 121% on a barrel of oil equivalent ("BOE") basis, the sales increase was only 53% due primarily to a 41% decrease in the average price received for crude oil production from $17.01 during the initial nine months of 1997 to $10.10 during the same period in 1998.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were increased by $194,000 and decreased by $176,000 during the initial nine months of 1998 and 1997, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

COST OF REFINERY FEEDSTOCK - The Company purchases crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions. The Company's Woods Cross Refinery began purchasing approximately 2,000 barrels per day of the Company's own "Black Wax" crude oil production during April 1998. The Company has completed its modifications to the Woods Cross Refinery to allow as much as 5,000 barrels per day of Black Wax crude oil to be processed. The Company's average cost of crude oil, including transportation charges, was $16.82 per barrel during the initial nine months of 1998 before considering the elimination of $4.2 million of costs associated with sales between its production operations and refinery.

     REFINERY OPERATING EXPENSE - The Company spent considerable resources during the initial six months of 1998 to upgrade and repair key refinery equipment which had been neglected by prior owners. Operating costs, consisting primarily of direct labor, utilities and repairs have averaged $2.87 per barrel sold. The refinery is considered to be in good operating condition. No additional major turnaround projects are expected in 1998, although the Company will continue to repair and upgrade its buildings, tanks and roads.

      LEASE OPERATING EXPENSES - Lease operating expense increased $4.2 million between periods due to the large increase in the number of producing wells the Company operates. Lease operating expense per BOE sold was $4.14 during the first nine months of 1998, up from the $2.89 experienced during the first nine months of 1997. The increase on a BOE basis is the result of the Enserch and EREC acquisitions that included a large number of lower producing wells.

     PRODUCTION TAXES - Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. During the initial nine months of 1998 the Company recorded production taxes at 2.2% of sales, consistent with the actual effective rate for the 1997 tax year. The estimated production tax rate recorded during the initial nine months of 1997 was 4.2%.

     EXPLORATION - Exploration expense represents the Company's cost to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION - The increase in depletion, depreciation and amortization resulted from increased sales volumes offset by a lower depletion rate. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying reserves in the periods presented. The Company's average depletion rate was $5.06 per BOE sold during the first nine months of 1998 compared to $5.65 per BOE sold during the same period in 1997. Based on the Company's July 1, 1998 reserve report, the current depletion charge is $5.35 per barrel.

     GENERAL AND ADMINISTRATIVE, NET - General and administrative expense increased $1.4 million between quarters. This expense would have decreased between periods if not for the $1.5 million of general and administrative expense related to refining operations which were not present in the prior year. General and administrative expense for production operations is reported net of operator fees and reimbursements which were $4.3 million and $1.9 million during the first nine months of 1998 and 1997, respectively. Gross general and administrative expense for production operations was $5.5 million in 1998 and $3.2 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the Enserch and EREC purchases.

     INTEREST EXPENSE - Borrowings during 1998 were recorded at an effective interest rate of 10.6%. Borrowings during 1997 were recorded at an effective interest rate of 9.5%. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of Enserch, EREC and the Woods Cross Refinery.

     OTHER INCOME - Other income represents interest earned on the investment of surplus cash balances.

     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT - On May 29, 1998, the Company refinanced its Credit Agreement with Banque Paribas and wrote off $212,000 of debt issuance cost. On September 30, 1997, the Company refinanced an existing obligation to a former lender. Unamortized debt issue costs of $295,000 were written off as an extraordinary loss. On June 30, 1997, the Company refinanced an obligation to Trust Company of the West. Unamortized debt issue costs of $291,000 and an unamortized loan discount of $573,000 were written off as an extraordinary loss.

     INCOME TAXES - During the first half of 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the recording and reversal of a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $202.1 million of assets. Total capitalization was $182.4 million of which 11% was represented by stockholders' equity, 7% by mezzanine equity, 35% by senior debt and 47% by subordinated and other debt. During the initial nine months of 1998, the Company generated $12.3 million from operating activities and borrowed $39.8 million. These sources along with cash on hand were used to fund $34.5 million of development in the Monument Butte Field, perform $2.0 million of capital upgrades at the refinery and repay $13.0 million to a former lender. The remaining net change in cash was caused by changes in working capital account positions and other miscellaneous items.

     Through November 12, 1998, the Company drilled 95 gross (73 net) wells and converted 25 wells to injection. An additional $4.0 million of capital expenditures was incurred related to the drilling program between September 30, 1998 and the suspension of drilling in early November. The Company expects to restructure its capital such that its drilling program can be renewed by the first quarter of 1999, although there is no assurance that the Company will be successful. Until the capital restructuring is complete, the Company does not plan to drill additional wells focusing instead on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

     Since June 1, 1998, the Company's drilling program has been conducted under a Farmout Agreement with Smith Management LLC ("Smith"). The Farmout Agreement contemplated the drilling and completion of 56 wells before December 31, 1998 aggregating total expenditures of approximately $20.0 million (including management fees). Under the Farmout Agreement, Smith agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. Smith also agreed to take production proceeds payments, at the Company's option, either in cash or in shares of the Company's common stock priced at a 10% discount of the average bid side of the closing price for each trading day during the month to which the payment relates. Through November 12, 1998, the Company has issued 29,195 shares of common stock related to the Farmout Agreement. The Farmout Agreement provides that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums. The Farmout Agreement with Smith satisfied the Company's obligation to its lenders to obtain a capital infusion of at least $15.0 million by June 30, 1998. The Company received advances of $10.05 million under the Farmout Agreement as of September 30, 1998. On October 1, 1998, the Company received an additional advance of $2,835,000 related to September drilling under the Farmout Agreement bringing total advances to $12,885,000. As of the filing of this Form 10-Q, a $2.2 million invoice relating to October drilling had not been paid by Smith. In addition, Smith has informed the Company that it will not fund further development in November and December as contemplated in the Farmout Agreement.

     The Company's drilling program was suspended due to the continuing low oil price environment and the decision of Smith to stop funding under the Farmout Agreement. The Company has a working capital deficit of $12.8 million at September 30, 1998. Approximately $12.7 million of the deficit is caused by principal payments due on the Company's senior debt facility beginning June 1999. Based on current conditions, the Company will not be able to make its senior facility principal payments as scheduled. The Company also has an immediate $5.0 million to $7.0 million cash requirement to fund outstanding accounts payable. The Company is pursuing a number of strategies to cure its short-term liquidity issue. Possible solutions include obtaining modifications to its credit agreements, selling assets, issuing additional debt or selling additional equity of the Company. Although the Company believes its lenders will assist in solving the Company's liquidity and working capital issues, there can be no assurance that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend all upgrades at the Woods Cross Refinery.

     FINANCING - On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provides the Company with a borrowing base which is currently established at $70.0 million. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. At September 30, 1998, the Company had $64.75 million of borrowings and $2.3 million of letter of credit obligations outstanding under the ING Credit Agreement and $75.0 million borrowed under the TCW Credit Agreement. On October 16, 1998, the Company borrowed an additional $1.9 million under the ING Credit Agreement lowering its current availability to $1.0 million.

     The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $70.0 million borrowing base, are $6.2 million for the first three quarters, $4.7 million for the next four quarters, $3.9 million for the next four quarters, $3.5 million for the next four quarters, and $3.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in an effective interest rate of approximately 7.75%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The loan from ING is secured by a first lien on substantially all assets of the Company.

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

     The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to September 30, 1998, a working capital covenant common to both the ING Credit Agreement and the TCW Credit Agreement was waived until December 31, 1998, allowing the Company to remain in compliance as of September 30, 1998. The Company believes it will be able restructure its capital to bring this covenant in compliance by December 31, 1998, although there can be no assurance that the Company will be successful. As a result, the associated debt is classified on the accompanying Consolidated Balance Sheet based on the existing terms for repayment. If the Company fails in its restructuring attempt or does not receive additional modifications or waivers, the Company may be out of compliance with this or other debt covenants on December 31, 1998 which would cause the entire debt balance to be classified as a current liability given the lenders ability to call the debt for repayment at that time.

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

     On March 12, 1998, the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covers 75,000 barrels per month for the period from April 1998 through December 1998. The Company recorded income of $177,000 during 1998 under this contract.

     MARKETS - The oil produced from the Monument Butte Field is called "Black Wax". As the quantity of Black Wax produced within the Monument Butte Field grows, physical limitations within the regional refineries, located in Salt Lake City, Utah, will limit the amount of Black Wax that can be economically processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production. During April 1998, the Company began transporting approximately 2,000 barrels per day of its crude oil production to the Woods Cross Refinery and has performed additional upgrades to the Woods Cross Refinery to accommodate processing of up to 5,000 barrels per day of Black Wax. Although the Company has held discussions with the other Salt Lake City refineries to inform them of the outlook for increasing Black Wax production in this region, they have been unwilling to make modifications to their existing plant configurations. Until additional Black Wax refining facilities are constructed, there will continue to be downward pressure on Black Wax pricing, although there can be no assurance that additional processing facilities will positively impact the price received for Black Wax production.

     ENVIRONMENTAL MATTERS - The Company believes it is in compliance in all material respects with applicable federal, state and local environmental regulations. There are no environmental proceedings pending against the Company.

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

     The Company has conducted a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations. The Company believes its computer hardware is 90% Year 2000 compliant and that its computer software is 80% Year 2000 compliant. Computer hardware and software that is not Year 2000 compliant is scheduled to be updated before June 1999. The Company's operations are not extremely dependent on vendor compliance with Year 2000 issues. To the extent a major vendor is not Year 2000 compliant by June 1999, the Company believes that alternative vendors that are Year 2000 compliant will be available and selected. In summary, management believes that Year 2000 issues can be mitigated without a significant effect on the Company's financial position. The Company expects to expend less than $50,000 to become fully Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without incurring costs that are material to future financial results or future financial condition.

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

ITEM 2.  CHANGES IN SECURITIES.

The Company accrued for issuance 21,293 shares of common stock dividends related to its Series C preferred stock during the period from July 1, 1998 to September 30, 1998. Effective September 15, 1998, the Company issued 6,876 shares of common stock to Smith pursuant to the terms of the Farmout Agreement. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, with regard to these issuances of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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


-------------------
*         Filed herewith.

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

                                        INLAND RESOURCES INC.
                                        (Registrant)

Date:   November 13, 1998               By:  /s/  Kyle R. Miller
       ---------------------                 --------------------------
                                             Kyle R. Miller
                                             Chief Executive Officer


Date:   November 13, 1998               By:  /s/  Michael J. Stevens
       ---------------------                 --------------------------
                                             Michael J. Stevens
                                             Vice President - Accounting and
                                             Administration
                                             (Principal Accounting Officer)