Form 10-K405
period 1998-12-31
INLAND RESOURCES INC
filed 1999-03-31
CIK 717754

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period ___ to ___
                         Commission File Number 0-16487

                                 ---------------

                              INLAND RESOURCES INC.
             (Exact Name of Registrant as Specified in its Charter)

                 WASHINGTON                              91-1307042
       (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)              Identification Number)


              410 17th Street
              Suite 700
              Denver, Colorado
              (303) 893-0102                                80202
    (Address of Principal Executive Offices)              (Zip Code)


                                 ---------------

         Issuer's telephone number, including area code: (303) 893-0102


        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 1999, the registrant had outstanding 8,529,765 shares of par value $.001 common stock. The aggregate value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $5,114,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.

================================================================================

                                       TABLE OF CONTENTS

                                                                                                         PAGE
PART I

Items 1 &  2.     Business and Properties..................................................................1
Item 3.           Legal Proceedings.......................................................................14
Item 4.           Submission Of Matters To a Vote Of Security Holders.....................................14

PART II

Item 5.           Market For Registrant's Common Stock and Related Stockholder Matters....................15
Item 6.           Selected Financial Data.................................................................16
Item 7.           Management's Discussion And Analysis of Financial Condition and Results of Operations...17
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks.............................25
Item 8.           Financial Statements and Supplementary Data.............................................26
Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosure ...26

PART III

Item 10.          Directors and Executive Officers of the Registrant......................................27
Item 11.          Executive Compensation..................................................................27
Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................27
Item 13.          Certain Relationships and Related Transactions..........................................27

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................28

                                     PART I

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references to Inland" shall mean Inland Resources Inc., a Washington corporation, and references to the "Company" or its operations shall mean Inland and its consolidated subsidiaries, including Inland Production Company ("IPC"), a Utah corporation and Inland Refining, Inc. ("Refining"), a Utah corporation. For definitions of certain terms relating to the oil and gas industry used in this section, see Items 1. and 2. "Business and Properties -- Certain Definitions."

ITEMS 1 &  2.     BUSINESS AND PROPERTIES

OVERVIEW

         Inland Resources Inc. is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah. The Company is also engaged in the refining of crude oil and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt. Inland conducts its operations through its subsidiaries, IPC and Refining. In 1998, IPC drilled 95 gross (73 net) developmental wells. At December 31, 1998, the Company's estimated net proved reserves totaled 21.6 MBOE, having a pre-tax present value discounted at 10% using constant prices of $54.1 million.

         The Company intends to pursue a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Field where the Company operates 600 gross (506 net) oil wells, including 141 gross (121 net) injection wells. Inland pioneered the secondary water flood recovery processes used in the Field and currently operates 20 approved secondary recovery projects in the area. Budgeted development expenditures for 1999 in the Field are $500,000 net to the Company. Inland also has budgeted $900,000 for refinery upgrades.

RECENT DEVELOPMENTS

         On January 18, 1999, Inland entered into a non-binding letter of intent with Flying J Inc. ("Flying J") and Smith Management LLC ("Smith Management") regarding the acquisition of certain assets by Inland from Flying J or one of its subsidiaries. The acquisition includes a 25,000 BPD refinery located in North Salt Lake City, eleven Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Field. The purchase price is $80 million in cash and approximately 12.8 million shares of Inland common stock, par value $0.001 per share, which is equal to approximately 60% of the shares outstanding after the acquisition. A restructuring of the Company's capital and debt structure could be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 1999. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures and approval by regulatory agencies, Inland's lenders, the Board of Directors of each company and Inland's shareholders. The failure of any one of these events could prevent the consummation of the acquisition.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

         General. The Company conducts exploration and production activities primarily through IPC, which owns all of the oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other non-refining oil and gas related tangible assets of the Company. IPC serves as the operator for the drilling, completion and operation of 600 wells, or 97% of the wells in which the Company has an interest. Revenues, profits and losses and total assets with respect to production, exploration and transportation activities for Inland's fiscal years 1996, 1997 and 1998 are set forth in pages F-5 and F-30 of this Annual Report.

         Oil and Gas Reserves. The following table sets forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net revenues (by reserve categories) without consideration of indirect costs such as interest, administrative expenses or taxes. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, an independent reservoir engineer. The review by Ryder Scott Company consisted of properties which comprised approximately 80% of the total present worth of future net revenue discounted at 10% as of December 31, 1998. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company; however, on a well by well basis, differences of greater than 10% may exist. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-30 through F-33 of this Annual Report.

                                                    As of December 31, 1998
                                             --------------------------------------
                                              Proved         Proved        Total
                                             Developed     Undeveloped     Proved
                                             ---------     -----------    ---------
                                                      (dollars in thousands)
  Net Proved Reserves
     Oil (MBls)                                 18,394          208         18,602
     Gas (MMcf)                                 18,030           33         18,063
     MBOE (6Mcf per Bbl)                        21,398          214         21,612

  Estimated Future Net Revenues(1)           $  94,060         $712       $ 94,772

  Present Value of Future Net Revenues(2)    $  53,863         $250       $ 54,113

-------------------

(1)  Undiscounted.
(2)  Discounted at 10%.


         Future net revenues from reserves at December 31, 1998 were calculated on the basis of average prices in effect on that date and were approximately $7.60 per barrel of oil and $2.34 per Mcf of gas. The value of the estimated proved gas reserves are net of deductions for shrinkage and natural gas required to power future field operations. The standard measure of discounted future net revenues (defined as the estimated future net revenues after taxes and discounted at 10%) is equal to the present value of future net revenues because depreciation and depletion of the tax basis of the oil and gas properties completely offsets projected future net revenues.

         Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including the following:

    o historical production from the area compared with production from other producing areas;

    o    the assumed effects of regulations by governmental agencies;

    o    assumptions concerning future oil and gas prices; and

    o assumptions concerning future operating costs, production taxes, development costs and workover and remedial costs.

         Because all reserve estimates are to some degree subjective, (a) the quantities of oil and gas that are ultimately recovered, (b) the production and operating costs incurred, (c) the amount and timing of future development expenditures and (d) future oil and gas sales prices may differ materially from those assumed in estimating reserves. Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Inland's actual production, revenues and expenditures with respect to reserves will likely vary from estimates and the variances may be material.

         No estimates of total proven net oil and gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

         Production, Unit Prices and Costs. The following table sets forth certain information regarding the production volumes of, average sale prices received for, and average production costs for the sales of oil and gas by the Company. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-30 through F-33 of this Annual Report.

                                      Year Ended December 31,
                                   -----------------------------
                                    1998        1997       1996
                                   ------      ------     ------
Net Production:
   Oil (MBls) ...............       1,501         855        502
   Gas (MMcf)(1) ............       3,006       1,637        710
       Total (MBOE) .........       2,002       1,128        620

Average Sale Price(2):
   Oil (per Bbl) ............      $ 9.82      $16.17     $20.18
   Gas (per Mcf)(3) .........      $ 2.00      $ 2.19     $ 1.56

Average Production Cost:
       ($/BOE)(4) ...........      $ 4.18      $ 3.35     $ 2.31

-------------------------

(1) Excludes lease fuel used for operations.
(2) Does not reflect the effects of hedging transactions.
(3) Includes natural gas liquids.
(4) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.

         Drilling Activities. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 1998, 1997 and 1996.

                                    1998                     1997                   1996
                              ------------------      ------------------     -------------------
                              Gross         Net       Gross         Net      Gross          Net
                              -----        -----      -----        -----     -----         -----
    Development wells:
        Oil(1)...............    90           69         73           64        57          50.1
        Water Injection......    --           --         --           --         4           2.8
        Dry..................     5            4          5          4.8         2             2
                              -----        -----      -----        -----     -----         -----
            Total............    95           73         78         68.8        63          54.9
                              =====        =====      =====        =====     =====         =====
    Exploratory wells:
        Oil(1)...............    --           --          2            2        --            --
        Dry..................    --           --         --           --         1             1
                              -----        -----      -----        -----     -----         -----
            Total............     0            0          2            2         1             1
                              =====        =====      =====        =====     =====         =====

                                     1998                    1997                   1996
                              ------------------      ------------------     -------------------
                              Gross         Net       Gross         Net      Gross          Net
                              -----        -----      -----        -----     -----         -----

    Total wells:
        Oil(1)...............    90           69         75         66.0      57            50.1
        Water Injection......    --           --         --            -       4             2.8
        Dry..................     5            4          5          4.8       3             3.0
                              -----        -----      -----        -----     ---           -----
            Total............    95           73         80         70.8      64            55.9
                              =====        =====      =====        =====     ===           =====

--------------------
(1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.

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

         Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 1998:

                                                                      Wells(1)
                                   -------------------------------------------------------------------------------
                                               Gross(2)                                      Net(2)
                                   ----------------------------------           ----------------------------------
                                                         Water                                        Water
            Location                   Oil(1)          Injection                    Oil(1)          Injection
            --------                   ---             ---------                    ---             ---------
Utah(3)                                   473              144                       387.5              121
Other(4)                                    2               --                         0.5               --
                                        -----           ------                       -----           ------
              Total                       475              144                       388.0              121
                                        =====           ======                       =====           ======

-------------------

(1) The Company is an operator of 600 gross wells (506 net) and a non-operator with respect to 19 gross (3 net) wells.
(2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 1998.
(3)  All of the Company's wells in Utah are located in the Field.
(4) The Company has one producing oil or gas well in each of Wyoming and Oklahoma; however, there are no reserves attributable to such wells.

         Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 1998:

                                           Developed Acreage                         Undeveloped Acreage(1)
                                   ----------------------------------           ----------------------------------
                                        Gross             Net                        Gross             Net
            Location                    Acres            Acres                       Acres            Acres
            --------                    ------           ------                     -------          -------
Utah(2)                                 24,000           19,400                     126,500           98,700
Other(3)                                   700              100                       8,300            8,100
                                        ------           ------                      ------           ------
              Total                     24,700           19,500                     134,800          106,800
                                        ======           ======                     =======          =======

---------------

(1) Undeveloped acreage includes 60,100 gross (58,800 net) acres held by production at December 31, 1998.
(2)  All of the Company's acreage in Utah is located in the Field.
(3) The Company has one producing oil or gas well in each of Wyoming and Oklahoma; however, there are no reserves attributable to such acreage.

         As of December 31, 1998, the undeveloped acreage not held by production involves 363 leases with remaining terms of up to 10 years. Leases covering approximately 5,400 net acres have expiration dates in 1999. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue paying delay rentals and minimum royalties necessary to maintain these leases (an expense of approximately $94,000 net to the Company in 1998). To the extent that wells cannot be drilled in time to hold a lease which the Company desires to retain, the Company may negotiate a farm-out arrangement of such lease retaining an override or back-end interest.

         Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Field through water flooding. Water flooding involves the pumping of large volumes of water into an oil producing reservoir to increase or maintain reservoir pressures, resulting in greater crude oil production. Inland currently operates 20 approved water flood units or areas. At December 31, 1998, the Company had 141 wells injecting an aggregate of 13,000 BWPD. During 1998, the Company installed 25 miles of water pipelines to handle low pressure water delivery and high pressure water injection and built two new water injection plants. The Company also converted 31 gross (28 net) oil wells into injection wells. At December 31, 1998, the Company owned and operated 105 miles of water pipelines and eight water injection plants with an injection capacity of 32,000 BWPD. Inland has experienced stabilized or increasing production in many wells offsetting its water injection operations. It intends to continue aggressively developing secondary recovery water flood operations by extending infrastructure and initiating injection in as many as 30 wells in the Field during 1999.

         The Company has agreements with the Johnson Water District, the Upper Country Water District and the State of Utah to take up to 37,000 BWPD, subject to availability, from their water pipelines for the Company's water flood injection operations in the Field. All water rights are subject to various terms and conditions including state and federal environmental regulations and system availability. Inland believes that these agreements will provide sufficient water to handle all water injection at peak field development.

         Gas Gathering And Transportation Systems. The Company currently produces 13.5 MMcf of natural gas per day and sells approximately 10.5 MMcf of natural gas per day. The difference between the volume of natural gas produced and sold is the amount of natural gas that the Company uses as lease fuel for operations. The Company collects and markets approximately 88% of its operated gas production using its gas gathering, transportation and compression system. During 1998, the Company continued development of this system by installing 66 miles of gas gathering and fuel pipelines and one gas compression and dehydration unit. The system now consists of approximately 310 miles of pipelines and two compression facilities using five compressors and two dehydration units with a throughput capacity of 22.5 MMcf per day. Inland also owns an 84% partnership interest in the West Monument Butte Pipeline Company, which owns a portion of the "Travis Expansion Unit" gas gathering and transportation system.

         Delivery Commitments. Approximately 12% of the natural gas produced by the Company is sold pursuant to contracts which do not obligate the Company to deliver a fixed quantity of natural gas, but require it to deliver all of its production from the wells, net of lease fuel used, subject to such contracts. These contracts expire between December 1999 and March 2000. The Company also has a contract to sell 4,300 Mcf per day for the period April 1999 through March 2000 at a fixed price of $1.97 per Mcf. The majority of the Company's remaining production is sold on a month-to-month basis in the spot market.

         Markets for Oil and Gas. The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. In 1998, there was a substantial decrease in oil and gas prices worldwide. Continuing decreases in the prices of oil and gas would have continuing adverse effects on the Company's proved reserves, revenues, profitability and cash flow.

         The crude oil produced from the Field is called Black Wax. Approximately 16,000 BPD of Black Wax crude oil is currently produced in Utah and refined in Salt Lake City. Transporting Black Wax crude oil to refineries in California or Colorado is not practical because of the high cost of transportation over such distances by truck or rail. Black Wax can be distilled and cracked into high margin petroleum products such as gasoline, diesel and jet fuel; however, it does not blend well with other crude oil feedstocks in the refining process. Since Black Wax has limited compatibility in blending with other crude oil feedstocks, the demand for Black Wax at the Salt Lake City refineries tends to become inelastic as the supply of Black Wax reaches the blending capacity of the Salt Lake City refineries.

         The Company estimates the existing refining capacity for Black Wax in Salt Lake City to be approximately equal to production. Since 1995, the basis differential (the difference between the price of West Texas Intermediate crude oil delivered to Cushing, Oklahoma ("NYMEX") and the wellhead price for Black
Wax) has increased from $1.50 to $4.40 today. This widening basis differential has been caused in part by the substantial growth in production in the Field which the Company has grown from approximately 100 BPD in 1993 to approximately 5,300 BPD as of March 1999.

         "Black Wax" is sold at the average monthly posted field price less a deduction of approximately $0.90 per barrel for oil quality adjustments. The posted field price ranged from $7.25 to $14.25 during 1998 and $14.00 to $24.25 during 1997, and was $8.50 per barrel on December 31, 1998. During 1998 and 1997, the Company sold approximately 51% and 89%, respectively, of its oil production to Chevron. In 1998, the Company sold 35% of its crude oil to Refinery, and 13% of its crude oil to BP Amoco. Inland believes that the loss of either Chevron or BP Amoco as a purchaser of its production would not have a material adverse effect on its results of operations due to the Company's ownership of the Woods Cross Refinery.

         As the quantity of Black Wax produced within the Field grows, physical limitations within the regional refineries will limit the amount of Black Wax that can be economically processed. One of the reasons for acquiring the Woods Cross Refinery was to provide a refining source, if needed, for the Company's Black Wax production. Until refinery modifications at one or more of the other refineries are accomplished, there may continue to be downward pressure on Black Wax pricing. See "Refining Operations." If the Flying J transaction is completed, Inland will acquire an additional refinery to process the Company's Black Wax production.

         The natural gas produced by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.78 to $2.38 per Mcf during 1998 and from $1.61 to $4.91 per Mcf during 1997, and was $2.34 per Mcf for December 1998. All spot market sales during 1998 were made to Wasatch Energy Corporation ("Wasatch"). Inland believes that the loss of Wasatch as a purchaser of its gas production would not have a material adverse effect on its results of operations due to the availability of other natural gas purchasers in the area.

         Regulation of Exploration and Production. The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Inland is unable to accurately predict the future cost or impact of complying with such laws.

         The Company's oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Inland may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

         Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. However, no Utah regulations provide such production limitations with respect to the Field.

         Environmental Regulation. The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from Inland's operations.

         A substantial portion of the Company's operations occur on federal leaseholds. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") to evaluate the environmental and socioeconomic impacts of the Company's proposed development plan within the Monument Butte Field. The Agency's Record of Decision ("ROD") on the EA, which was issued on February 3, 1997, identified surface stipulations and mitigation measures that the Company must implement to protect various surface resources, including protected and sensitive plant and wildlife species, archaeological and paleontological resources, soils and watersheds. The Company has successfully complied with the surface stipulations and mitigation measures contained in the ROD, while significantly increasing its drilling rate on federal leaseholds in 1998. The cost of compliance with surface stipulations in the Monument Butte Field was approximately $315,000 in 1998. The Company estimates that the cost of compliance with surface stipulations will decrease substantially in 1999 due to a reduction in drilling activity.

         On February 16, 1999, the United States Fish and Wildlife Service ("USFWS") issued a Proposed Rule to list the mountain plover, a small ground-nesting bird, as "threatened" under the Federal Endangered Species Act. The Monument Butte Field contains the only known breeding population of mountain plover in Utah. The USFWS and BLM are likely to implement additional restrictive surface stipulations in the Monument Butte Field in order to provide additional protection to the mountain plover and its habitat. Based on preliminary discussions with the USFWS and BLM, the Company believes it will be able to comply with any additional surface stipulations without causing a material impact on its future drilling plans in the Monument Butte Field.

         The Company's operations involve the injection of water into the subsurface to enhance oil recovery. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, such as the Company, must obtain a permit for the construction and operation of underground Class II enhanced recovery underground injection wells. To protect against contamination of drinking water, the Environmental Protection Agency ("EPA") and the State of Utah regulate the quality of water that may be injected into the subsurface, and require that mechanical integrity tests be performed on injection wells every five years. In addition, the company is required to monitor the pressure at which water is injected, and must not exceed the maximum allowable injection pressure set by EPA and the State of Utah.

         The Company has obtained the necessary permits for the Class II injection wells it operates, and monitors the water quality of injection water at several injection stations. The Company also maintains a schedule to conduct mechanical integrity tests for each well every five years. While the Company experienced some difficulty monitoring and regulating injection pressures at each individual well-head during 1998, the Company is in substantial compliance with its underground injection program. The Company recently developed a computer program to assist with monitoring injection pressures that will enhance efforts to monitor injection pressures during 1999.

         The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and frequently changed legislative bodies, the Company is unable to predict the ultimate cost of such compliance for 1999.

         Operational Hazards And Uninsured Risks. The oil and gas business involves certain inherent operating hazards such as (a) well blowouts, (b) cratering, (c) explosions, (d) uncontrollable flows of oil, gas or well fluids,
(e) fires, (f) formations with abnormal pressures, (g) pollution, (h) releases of toxic gas and (i) other environmental hazards and risks. Any of these operating hazards could result in substantial losses to us. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks and losses. The Company is also required under various operating agreements to (a) maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and (b) name others as additional insureds under such insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on our financial condition and results of operations.

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

         With respect to Black Wax production, additional competitive pressures result from the inelasticity in the demand for Black Wax after the refining capacity in the Salt Lake City area is reached. Until the Company is successful in converting its current refineries or acquiring refineries capable of Black Wax processing, these competitive pressures will persist.

REFINING OPERATIONS

         The Company's refining operations are conducted through its wholly-owned subsidiary, Refining, at the Woods Cross Refinery, a hydroskimming plant with an overall crude capacity of approximately 10,000 BPD. The Refinery is located on approximately 42 acres owned by Refining in Woods Cross, Utah. The refinery receives crude oil on the BP Amoco and Chevron pipelines and ships products by truck, rail or the Chevron products pipeline to Idaho and Washington. The refinery has a 485,000 barrel capacity of tankage on site.

         The Woods Cross Refinery is currently processing approximately 3,000 BPD of Black Wax crude. The refinery has the capacity to process 5,000 BPD, but does not dedicate this entire amount to Black Wax processing due to the availability of alternative feedstocks at economic prices. Currently, the Company produces approximately 5,300 BPD of Black Wax from the Field. Revenues, profits and losses and total assets with respect to refining operations for Inland's fiscal years 1996, 1997 and 1998 are set forth in pages F-5 and F-30 of this Annual Report.

         Crude Oil Supply. In recent years, the crude oil supply in the Salt Lake City area has been limited because of (1) a decrease in production of local crudes and (2) limited pipeline capacities and, therefore, limited access to crude outside the region. Crude is imported into the area by tank truck or rail car, but these transportation methods are more expensive than the pipelines. Refining acquires crude oil from a number of sources, including major oil companies and small independent producers, under arrangements which contain market-responsive pricing provisions.

         Refining obtains and processes three primary crude oil supplies:

     o Wyoming Sweet, which comprised approximately 34% of the Company's refining crude oil feedstock in 1998, is obtained and processed pursuant to contracts with various oil producers that are generally terminable by either party on 30 days' notice.

     o Yellow Wax crude, which comprised approximately 29% of the Company's refining crude oil feedstock in 1998, is obtained and processed pursuant to a processing agreement with Pennzoil terminable by either party upon twelve months' notice. Pennzoil supplies Yellow Wax crude to Refining and purchases the resulting wax distillate and vacuum tower bottoms. Refining also obtains additional barrels of Yellow Wax from Pennzoil and other sources pursuant to month-to-month purchase contracts. Yellow Wax is delivered to the Salt Lake City area by insulated tank truck.

     o Black Wax crude, which comprised approximately 28% of the Company's refining crude oil feedstock in 1998, is obtained from the Company's production in the Field in addition to various other oil producers. Refining modified its facilities in 1998 to allow it to increase its Black Wax crude processing capability from 2,000 BPD to 5,000 BPD. Black Wax is transported to the refinery by insulated tank truck.

The remainder of crude oil feedstock comes from a variety of other sources.

         In addition to crude, Refining purchases other feedstocks, including blowing flux, finished gasoline and diesel and MTBE. Blowing flux is purchased from regional suppliers at market rates and delivered via truck or rail car. Finished gasoline and diesel is purchased from other area refineries or suppliers to meet contractual obligations during refinery downtimes or slowdowns, or when profitable resale opportunities arise. MTBE is supplied to Refining by truck or rail pursuant to month-to-month contracts with regional or Gulf Coast suppliers.

         The Company believes an adequate supply of crude oil and other feedstocks will be available for the foreseeable future. However, there is no assurance that this situation will continue. The Company continues to evaluate other supplemental crude oil supply alternatives for its refinery on both a short-term and long-term basis. Among other alternatives, the Company has considered making additional equipment modifications to increase its ability to use alternative crude oils. If additional supplemental crude oil becomes necessary, the Company intends to implement then available alternatives as necessary and as are most advantageous under then prevailing conditions. Implementation of supplemental supply alternatives may result in additional raw material costs, operating costs, capital costs, or a combination thereof in amounts which are not presently ascertainable by the Company, but which will vary depending on factors such as the specific alternative implemented, the quantity of supplemental feedstocks required, and the date of implementation.

         Marketing of Products. The Company currently owns no retail outlets for its gasoline and diesel products and, therefore, sells such products on a wholesale basis to a broad base of independent retailers, jobbers and major oil companies in the region. Prices are determined by local market conditions at the "terminal rack" located at the refinery or at pipeline terminals. The customer typically supplies his own truck transportation. Two large local distributors, Maverick Country Stores and Brad Hall & Associates, began purchasing increasing volumes of gasoline from the Company in 1998 pursuant to month-to-month contracts. Revenue from each of these two purchasers exceeded 10% of the Company's revenues from refining operations and, the combined revenue from both of these purchasers represented 48% of 1998 refining revenue. Depending on the future level of such purchases, the loss of such customers could have a short-term material adverse effect on the Company until replacement purchasers are obtained.

         The Company sells its roofing asphalt to a broad base of customers in the Salt Lake City area, Arizona, Nevada and northern California at prices determined by local market conditions. No single purchaser of the Company's asphalt products accounted for more than 10% of the Company's revenues from refining operations in 1998 or 1997.

         In 1998 and 1997, the Company's sales of its Yellow Wax products to Pennzoil constituted approximately 65% of its Yellow Wax production but did not represent more than 10% of the Company's revenues from refining operations during either year.

         Scheduled Maintenance and Capital Improvements. Each refinery operating unit requires regular maintenance and repair shutdowns (referred to as "turnarounds") during which it is not in operation. Turnaround cycles vary for different units. In general, Refining manages refinery turnarounds so that some units continue to operate while others are down for scheduled maintenance. Turnaround work proceeds on a continuous 24-hour basis in order to minimize unit down time. The Company expenses current maintenance charges and capitalizes turnaround costs which are then amortized over the estimated period until the next turnaround. The Company plans to expend approximately $2.2 million (including $400,000 in turnarounds) during 1999 implementing various necessary repairs and maintenance and environmental upgrades.

         Volatility Of Crude Oil Prices And Refining Margins. The Company's cash flow from refining operations is primarily dependent upon the production and sale of quantities of refined products at refinery margins sufficient to cover fixed and variable expenses. In recent years, crude oil costs and prices of refined products have fluctuated substantially. These costs and prices depend on numerous factors, including the demand for crude oil, gasoline and other refined products.

         Crude oil supply contracts are generally relatively short-term contracts with market-responsive pricing provisions. The prices that the Company receives for its refined products are affected by local factors such as product pipeline capacity, local market conditions and the level of operations of out of state refineries. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased cost of raw materials could not be passed along to its customers. The Company generally does not hedge a significant portion of its feedstock purchases or refined product sales.

         Competition. The petroleum industry is highly competitive in all phases, including (1) the refining of crude oil, (2) the marketing of refined petroleum products and (3) the exploration and production of oil and gas reserves. The Company currently competes with four other refineries in the Salt Lake City metropolitan area owned by BP Amoco, Chevron, Flying J and Phillips Petroleum Co. These companies have substantially greater financial resources, staffs and facilities than the Company's and therefore, may be better able than the Company to withstand volatile industry conditions, such as shortages or excesses of crude oil or refined products or intense price competition at the wholesale and retail level. BP Amoco's refinery has a capacity of 53,000 BPD, Chevron's has a capacity of 45,000 BPD, Flying J's (which is the refinery subject to the letter of intent dated January 18, 1999 with the Company) has 25,000 BPD capacity and Phillips has 25,000 BPD capacity. Each refinery is more sophisticated than the Woods Cross Refinery and, therefore, more capable of producing higher end gasoline products, as well as the asphalt and wax distillates produced by Refining.

         Seasonality. The Company experiences seasonal fluctuations with its gasoline and diesel fuel products. The demand for such products is significantly stronger during the spring, summer and early fall because of increased tourist travel.

         Regulatory, Environmental and Other Matters Affecting Refining Operations. The Company's refining operations are subject to a variety of federal, state and local health, safety, and environmental laws and regulations governing process operations, product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous materials and wastes. The Company believes that the refinery is capable of processing currently utilized feedstocks in substantial compliance with existing environmental laws and regulations; however, compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position of the Company. Regulatory agencies frequently propose and implement new laws and regulations, and each new applicable law or regulation may increase the Company's overall compliance costs. In addition, many regulatory programs under existing environmental laws and regulations are "phased in" over time, causing incremental increases in compliance costs as each new program is implemented.

         The Company cannot predict what additional health, safety, and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered, interpreted, or enforced with respect to products or activities to which they have not been previously applied. Refining and marketing trade associations track the development and implementation of new laws and regulations that may affect the refining and marketing industry in the future. The following currently appear to be the most significant of existing and proposed new health, safety, and environmental laws and regulations as they relate to the Company's operations during 1999 and beyond. Where possible, the Company has attempted to estimate a range of its costs of compliance based upon its current understanding of such laws and regulations. The current estimates of costs provided are preliminary only and actual costs may differ significantly from these estimates.

         Clean Air Regulatory Programs. Refining is subject to the federal Clean Air Act ("CAA"), state equivalents, and implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards.

         Authorities at the State of Utah, Division of Air Quality ("DAQ") are currently reviewing each "applicable requirement" of the Woods Cross Refinery Comprehensive Air Permit submitted in October of 1995. For each "applicable requirement" of the final permit, there are periodic monitoring provisions under the Periodic Monitoring Program, which should be sufficient to assure compliance. Agency officials expect guidance from Region-VIII of the Environmental Protection Agency requiring that the DAQ complete its review and publish Comprehensive Air Permits within the next two years. The Woods Cross Refinery is currently in compliance with all CAA regulations, and will not need to submit Compliance Assurance Monitoring Plans ("CAM") under the Periodic Monitoring Program for any processes as currently operated. This assessment is subject to change, should business decisions or economic conditions require that the Woods Cross Facility revise its Title V Comprehensive Air Permit.
The cost of such modifications cannot be predicted at this time.

         Under the CAA Amendments of 1990, Refining also will be required to prepare a Risk Management Plan by June of 1999 for the Woods Cross Refinery. The focus of this new regulatory program is emergency response preparedness in the event of an accidental release of flammables or toxics that have the potential to impact public health. The Woods Cross Refinery currently has an Integrated Pollution Prevention Plan, which addresses the requirements for an Oil Spill Prevention Control and Countermeasures ("SPCC") Plan and a Storm Water Pollution Prevention ("SWPP") Plan. In 1999, Refining will complete the development of an Integrated Contingency Plan ("ICP"), which will address the requirements of Process Safety Management Procedures and Risk Management Planning, and which will meet all federal, state, and local contingency planning requirements. The Federal Oil Pollution Act of 1990 ("OPA 90") requires that certain refinery operations also maintain a Facility Response Plan for responding to accidental releases. This planning requirement also will be incorporated into the comprehensive ICP for the Woods Cross Refinery. The Company does not believe the cost of developing the ICP will be material, although there can be no assurance until it is completed.

         During 1997, the EPA proposed a controversial new CAA rule regarding haze. A final rule may be issued in 1999. The impact on Refining from this rule is not yet known.

         Clean Water Regulatory Programs. The federal Clean Water Act ("CWA") imposes restrictions and controls on discharges to water. Such discharges may be authorized by permit. The refinery maintains a current wastewater discharge permit and is in substantial compliance with its discharge limitations. The Woods Cross Refinery currently operates a groundwater collection trench and pump system to prevent potential groundwater contamination from migrating offsite. Water that collects in the trench is pumped to the Refinery's process water treatment system and is discharged, under permit, as wastewater.

         In 1998, Refining submitted to the Utah Division of Water Quality ("DWQ") a revised Groundwater Management Plan for the Woods Cross Refinery. Refining has not yet received response and comment from DWQ, but anticipates a response in 1999. The anticipated 1999 cost of continuing existing groundwater programs and implementing the revised Groundwater Management Plan is $125,000. The actual 1999 cost and additional ongoing costs related to the Groundwater Management Plan cannot be estimated until the Plan has been approved and finalized by DWQ.

         Waste Disposal Regulatory Programs. Refining operations are inherently subject to accidental spills, discharges, or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Accidental discharges of contaminants have occurred from time to time during the normal course of operations of the Company's Woods Cross Refinery. Refining has undertaken or intends to undertake all investigative or remedial work thus far required by governmental agencies to address potential contamination by Refining and minimize future discharges.

         At the present time, no portion of the Woods Cross Refinery is actively regulated under the Resource Conservation and Recovery Act ("RCRA"). In 1998, Refining acquired an inactive facility in Roosevelt, Utah, that is currently undergoing soil and groundwater remediation activities required under RCRA. The costs of the RCRA remediation are being paid by Pennzoil Products Company (Pennzoil), the former owner and operator of the facility. Pennzoil is obligated by contract to complete the RCRA-mandated soil and groundwater remediation to the satisfaction of federal, state, and local authorities. The Company estimates that it will incur minimal compliance costs related to the inactive Roosevelt Refinery during 1999, but long-term costs related to this facility cannot be estimated at this time.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Refining periodically disposes of hazardous waste off site at licensed disposal facilities. The Company is not presently aware of any potential adverse claims in this regard.

         The Company's operations generate and result in the transportation, treatment, and disposal of both hazardous and nonhazardous solid wastes that are subject to the disposal requirements of RCRA and comparable state and local requirements. The EPA is currently considering the adoption of stricter disposal standards for nonhazardous waste. Further, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during pipeline, drilling and production operations, may in the future be designated as "hazardous wastes," which are subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Company. On August 8, 1998, the Environmental Protection Agency added four petroleum refining wastes to the list of RCRA hazardous wastes. While the full impact of this new rule has yet to be determined, the rule may impose increased expenditures and operating expenses on the Company, which may take on additional obligations relating to the treatment, storage, transportation and disposal of certain petroleum refining wastes that were not previously regulated as hazardous waste. Certain wastes that were not previously regulated as hazardous waste may now fall within the definition of CERCLA hazardous substances.

         Health and Safety Regulatory Programs. Refining also is subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA") regarding management of process safety hazards. Under regulations governing Process Safety Management ("PSM") process hazard analyses ("PHA") were to be completed over a four-year period from 1993 through mid-1997. These analyses had not been completed for the Woods Cross Refinery as of January of 1998. During a six-month period in 1998, Refining committed the resources to completing PHA for all refinery processes. Work began on addressing the recommendations identified from the PHA. During 1999, refinery personnel will continue to address the identified recommendations. The anticipated cost for implementing the recommendations identified from the PHA over the next three years is estimated to be $1 million. The cost to address individual recommendations ranges from zero (in the event that it is determined that no action should result from the recommendation) to significant. An example of significant costs that may result would be an expansion to the Distributed Control System that would allow additional process monitors to be tied into automatic alarms. The costs for 1999 are dependent on the identified action items, priorities, and available funds.

EMPLOYEES

         At March 15, 1999, the Company had 163 employees, consisting of five executive officers, 21 clerical and administrative employees and 57 field operations staff involved in the Company's oil and gas operations in Utah and 80 employees employed in the refining operations at the Wood Cross Refinery.

OTHER PROPERTY

         The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 16,500 square feet pursuant to a lease which expires in December 2002 and provides for a rental rate of $22,000 per month.

CERTAIN DEFINITIONS

         The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report.

         "bbl" or "barrel" means barrels, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

         "BOE" means equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         "BPD" means barrels per day.

         "BWPD" means barrels of water per day.

         "development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

         "exploration well" means a well drilled to find commercially productive hydrocarbons in an unproved area or to extend significantly a known oil or natural gas reservoir.

         "farm-in" or "farm-out" refers to an agreement whereunder the owner of a working interest in an oil and gas lease delivers the contractual right to earn the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn a working interest in the acreage. The assignor usually retains a royalty or a working interest after payout in the lease. The assignor is said to have "farmed-out" the acreage. The assignee is said to have "farmed-in" the acreage.

         "gathering system" means a pipeline system connecting a number of wells, batteries or platforms to an interconnection with an interstate pipeline.

         "gross" oil and natural gas wells or "gross" acres are the total number of wells or acres, respectively, in which the Company has an interest, without regard to the size of that interest.

         "MBls" means one thousand barrels.

         "MBOE" means one thousand equivalent barrels of oil.

         "Mcf" means one thousand cubic feet, a standard measure of volume for gas.

         "MMcf" means one million cubic feet.

         "MTBE" is a gasoline blendstock component used in the production of gasoline.

         "net" oil and natural gas wells or "net" acres are the total gross number of wells or acres respectively in which the Company has an interest multiplied times the Company's or other referenced party's working interest in such wells or acres.

         "posted field price" is an industry term for the fair market value of oil in a particular field.

         "productive wells" are producing wells or wells capable of production

         In this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Inland's common stock is quoted on the National Association of Securities Dealer's Automated Quotation System ("Nasdaq") under the symbol "INLN". The closing price of Inland's common stock on Nasdaq was $2.06 per share on March 15, 1999. As of March 15, 1999, there were approximately 462 holders of record of Inland's common stock. The following table sets forth the range of high and low sales prices as reported by Nasdaq for the periods indicated. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                          Common Stock Price Range
                                                          ------------------------
                                                           High              Low
                                                          -------           ------
YEAR ENDED DECEMBER 31, 1997
   First Quarter ......................................   $ 11.00           $ 8.38
   Second Quarter .....................................     10.25             8.13
   Third Quarter ......................................     12.63             8.75
   Fourth Quarter .....................................     12.63            10.00

YEAR ENDED DECEMBER 31, 1998
   First Quarter ......................................   $ 10.50           $ 8.50
   Second Quarter .....................................      9.25             8.38
   Third Quarter ......................................      9.50             4.25
   Fourth Quarter .....................................      6.50             0.88

PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 15, 1999.....   $  5.25           $ 1.19

DIVIDEND POLICY

         Inland has not paid cash dividends on Inland's common stock during the last two years and does not intend to pay cash dividends on common stock in the foreseeable future. The payment of future dividends will be determined by Inland's Board of Directors in light of conditions then existing, including Inland's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. The ING Credit Agreement and TCW Credit Agreement forbid the payment of dividends by Inland on its common stock. In addition, Inland's charter forbids the payment of cash dividends on common stock if there are accumulated and unpaid dividends on the Series C preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to sales and other issuances by Inland within the past three fiscal years of Inland securities, the sales or issuance of which were not registered pursuant to the Securities Act of 1933 (the "Securities Act").

         As of December 31, 1998, Smith Energy Partnership ("SEP"), an affiliate of Smith Management, received 152,220 shares of Inland common stock as payment of proceeds under the Farmout Agreement between Inland and Smith Management effective June 1, 1998. To Inland's knowledge, SEP (a) is an "accredited investor" within the meaning of Section 501(a) of Regulation D, (b) is the only record holder of shares of common stock issued pursuant to the Farmout Agreement, and (c) intends to hold the shares for investment purposes. Based on these facts and other circumstances, Inland issued its common stock to SEP without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 1998. Inland utilizes the successful efforts method of accounting for oil and gas activities. Such data should be read together with the historical consolidated financial statements of Inland, incorporated by reference in this annual report.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                      1998        1997        1996        1995        1994
                                                    --------    --------    --------    --------    --------
                                                        (dollars in thousands, except for unit amounts)
REVENUE AND EXPENSE DATA:
Revenues:
   Refined product sales ........................   $ 68,477    $     --    $     --    $     --    $     --
   Oil and gas sales ............................     14,920      17,182      10,704       1,905       1,063
   Management fees ..............................         --          --          --         326          --
                                                    --------    --------    --------    --------    --------
      Total revenues ............................     83,397      17,182      10,704       2,231       1,063
                                                    --------    --------    --------    --------    --------

Operating Expenses:
   Cost of refinery feedstock ...................     51,908          --          --          --          --
   Refinery operating expenses ..................      9,858          --          --          --          --
   Lease operating expenses .....................      8,362       3,780       1,435       1,010         915
   Production taxes .............................        454         383         610         133          90
   Exploration ..................................        153          61         167         342         306
   Impairment ...................................      4,164          --          --          --          --
   Depletion, depreciation and amortization .....     12,795       6,480       3,428         858         330
   General and administrative, net ..............      3,974       2,118       1,670       1,335       1,004
                                                    --------    --------    --------    --------    --------
      Total operating expenses ..................     91,668      12,822       7,310       3,678       2,645
                                                    --------    --------    --------    --------    --------

Operating income (loss) .........................     (8,271)      4,360       3,394      (1,447)     (1,582)

Interest expense ................................    (15,290)     (4,759)     (1,633)       (749)       (143)
Interest and other income .......................        321         380         414         128          54
Gain on sale of assets ..........................         --          --          --         850          --
Loss on disposal of discontinued operations .....         --          --         (30)       (500)       (100)
                                                    --------    --------    --------    --------    --------
Net income (loss) before extraordinary item .....    (23,240)        (19)      2,145      (1,718)     (1,771)
Extraordinary item ..............................       (212)     (1,160)         --        (216)         --
                                                    --------    --------    --------    --------    --------

Net income (loss) ...............................    (23,452)     (1,179)      2,145      (1,934)     (1,771)

Redemption premium - Series A Stock .............         --          --        (214)         --          --
Redemption premium - Series B Stock .............         --        (580)         --          --          --
Accrued Series C Stock dividends ................     (1,084)       (450)         --          --          --
                                                    --------    --------    --------    --------    --------
Net income (loss) attributable to common
   stockholders .................................   $(24,536)   $ (2,209)   $  1,931    $ (1,934)   $ (1,771)
                                                    ========    ========    ========    ========    ========

Earnings (loss) per common share before
   extraordinary item:
     Basic ......................................   $  (2.90)   $  (0.14)   $   0.38    $  (0.63)   $  (0.95)
     Diluted ....................................      (2.90)      (0.14)       0.30       (0.63)      (0.95)
Earnings (loss) per common share:
     Basic ......................................   $  (2.93)   $  (0.30)   $   0.38    $  (0.63)   $  (0.95)
     Diluted ....................................      (2.93)      (0.30)       0.30       (0.63)      (0.95)

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                        1998         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net .......................   $ 159,105    $ 133,820    $  42,998    $  16,819    $  12,041
Total assets ......................................   $ 195,829    $ 175,953    $  57,329    $  21,923    $  17,038
Debt ..............................................   $ 158,823    $ 123,111    $  21,120    $   4,636    $   2,458
Stockholders' equity ..............................   $   7,039    $  30,672    $  31,972    $  13,979    $   9,924

OTHER FINANCIAL DATA:
Net cash provided by operating activities .........   $  12,770    $   5,668    $   5,006    $     302    $  (2,310)
Net cash used in investing activities .............     (45,327)    (122,222)     (23,752)      (8,030)      (2,507)
Net cash provided by financing activities .........      33,579      107,128       25,806        9,008        6,205

OPERATING DATA:
Sales Volumes:
     Oil (MBbls) ..................................       1,501          855          502          105           46
     Gas (MMcf) ...................................       3,006        1,637          710          109          171
     MBOE .........................................       2,002        1,128          620          123           75
     BOEPD ........................................       5,485        3,090        1,698          336          204
Average Prices (excluding hedging activities):
     Oil (per Bbl) ................................   $    9.82    $   16.17    $   20.18    $   17.10    $   16.09
     Gas (per Mcf) ................................        2.00         2.19         1.56         1.21         1.78
     Per BOE ......................................       10.35        15.23        17.26        15.52        14.26
     Production and operating costs
       (per BOE)(1) ...............................        4.18         3.35         2.31         8.23        12.27

--------------------

(1)  Excludes production and ad valorem taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 1998, 1997, and 1996.

GENERAL

         Inland is a diversified and independent energy company engaged in the acquisition, development and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Field within the Uinta Basin of northeastern Utah. The Company is also engaged in the refining of crude oil and the wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt.

         In September 1997, the Company acquired 153 gross (46.9 net) wells from Enserch Exploration Company ("Enserch") and 279 gross (184 net) wells from Equitable Resources Energy Company ("EREC") in two separate transactions. In addition, the Company acquired an oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery") on December 31, 1997. On September 16, 1998, the Company acquired a non-operating crude oil refinery known as the Roosevelt Refinery. These acquisitions were accounted for as purchases, and therefore, the assets and results of operations are included in the Company's financial statements from the effective acquisition dates forward.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Refined Products Sales. The Company averaged refined product sales of 9,000 barrels per day from the Woods Cross Refinery during 1998, of which 58% represented gasoline and diesel products. The Company performed various major repair and maintenance procedures during the initial six months of 1998 which contributed to a growth in average sales volume from 8,500 barrels per day during the initial six months of 1998 to 9,500 barrels per day during the last six months of 1998. Due to market conditions in the Salt Lake region, the efficiencies of increasing volumes were offset by decreasing average sales prices. The sales price of the Company's product slate averaged $19.90 for 1998. The Company did not have refining operations during 1997.

         Oil and Gas Sales. The Company eliminated in consolidation $6.4 million of crude oil sales made between its production operations and the Woods Cross Refinery during 1998. Prior to considering intercompany eliminations, crude oil and natural gas revenue for the year ended December 31, 1998 increased $4.1 million, or 24% from the previous year. The increase was attributable to the acquisitions of the properties from Enserch and EREC and the effects of the Company's development drilling results. During 1997 and 1998, the Company drilled 175 wells. Although production increased 77% on a BOE basis, the revenue increase was only 24% due primarily to a 39% decrease in the average price received for crude oil production from $16.17 during 1997 to $9.82 during 1998. Natural gas prices also declined by 9% from $2.19 per Mcf during 1997 to $2.00 per Mcf during 1998. Oil sales as a percentage of total oil and gas sales were 72 % and 80% in 1998 and 1997, respectively. Crude oil is expected to continue as the predominant product produced from the Field.

         Inland has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect Inland's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were increased by $550,000 during 1998 and decreased by $217,000 during 1997 to recognize hedging contract settlement gains and losses and contract purchase cost amortization. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

         Cost of Refinery Feedstock - The Company's average cost of crude oil and other refinery feedstocks, including transportation charges, was $16.79 per barrel during 1998. The Company eliminated in consolidation $6.4 million of costs associated with sales between its production operations and the Woods Cross Refinery. The Company did not have refining operations during 1997.

         Refinery Operating Expenses. During 1998, the Company upgraded and repaired key refinery equipment. Operating costs, consisting primarily of direct labor, utilities and repairs averaged $3.00 per barrel sold. The refinery is considered to be in good operating condition. Routine turnaround projects totaling approximately $400,000 are expected in 1999, in addition to ongoing repairs and upgrades to the Company's buildings, tanks and roads. The Company did not have refining operations during 1997.

         Lease Operating Expenses. Lease operating expense for the year ended December 31, 1998 increased 121%, or $4.58 million, from the previous year as a result of the large increase in the number of producing wells the Company operates from 151 wells at the beginning of 1997 to 600 at the end of 1998. Lease operating expense per BOE sold for the year ended December 31, 1998 was $4.18 as compared to $3.35 for the year ended December 31, 1997. The increase on a BOE basis is the result of the acquisitions of the properties from Enserch and EREC in September 1997 that included a large number of lower producing wells.

         Production Taxes. Production taxes as a percentage of sales were 2.2% in both 1998 and 1997. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense in 1998 and 1997 represents the Company's cost to retain unproved acreage.

         Impairment. Impairment reflects the adjustment in carrying value to write down the Roosevelt Refinery, a note receivable and certain undeveloped acreage to their estimated net realizable value.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 1998 increased 97%, or $6.3 million, from the previous year. The increase resulted from a higher average depletion rate and increased sales volumes. In addition, the refinery purchase increased the depreciable basis of assets. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.70 per BOE sold during 1998 compared to $5.52 per BOE sold during 1997. Based on December 31, 1998 proved reserves, the Company's depletion rate entering 1999 is $6.67 per BOE.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 1998 increased 88%, or $1.85 million, from the previous year. This expense would have decreased slightly if not for the $1.9 million of general and administrative expense related to refining operations that were not present in the prior year. As a result, general and administrative expense for production operations is reported net of operator fees and reimbursements which were $5.7 million and $3.2 million during 1998 and 1997, respectively. Gross general and administrative expense for production operations was $7.8 million in 1998 and $5.3 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the purchases of the properties from Enserch and EREC and development drilling activity.

         Interest Expense. Interest expense for the year ended December 31, 1998 increased 221%, or $10.5 million to $15.3 million from $4.8 million, for the year ended December 31, 1997. The increase resulted from a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of the properties from Enserch and EREC, the Woods Cross Refinery and development drilling activity. Borrowings during 1998 and 1997 were recorded at an effective interest rate of approximately 10.6%.

         Other Income. Other income in 1998 and 1997 primarily represents interest earned on the investment of surplus cash balances.

         Income Taxes. In 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Extraordinary Item. On May 29, 1998, the Company refinanced its Credit Agreement with Banque Paribas and wrote off $212,000 of debt issuance cost. On September 30, 1997, the Company refinanced an existing obligation to a former lender causing unamortized debt issue costs of $296,000 to be written off as an extraordinary loss. On June 30, 1997, the Company refinanced an obligation to Trust Company of the West causing debt issue costs of $291,000 and an unamortized loan discount of $573,000 to be written off as an extraordinary loss.

         Redemption Premium Preferred Series B Stock. During July 1997, Inland called for the redemption of its Series B Convertible Preferred Stock (the "Series B Stock"). All Series B holders elected to convert their holdings to common stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Series B Stock.

         Accrued Series C Stock Dividends. Inland's Series C Stock accrues dividends at 10% compounded quarterly. No dividends on the stock have been paid since it was issued on July 21, 1997. The amount accrued represents those dividends earned during 1998 or 1997, respectively.

         YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 1997 increased by $6.5 million, or 61%, from the previous year. The increase was attributable to the acquisitions of the properties from Enserch and EREC and the effects of the Company's development drilling results. During 1996 and 1997, the Company drilled 144 wells. Although production increased 82% on a BOE basis, the revenue increase was only 61% due primarily to a 20% decrease in the average price received for crude oil production from $20.18 during 1996 to $16.17 during 1997. Natural gas prices contributed to the revenue increase by improving 40% from

$1.56 per Mcf during 1996 to $2.19 per Mcf during 1997. Oil sales as a percentage of total oil and gas sales were 80% and 89% in 1997 and 1996, respectively.

         Inland has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect Inland's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $217,000 during 1997 and $535,000 during 1996 to recognize hedging contract settlement gains and losses and contract purchase cost amortization. See
Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

         Lease Operating Expenses. Lease operating expenses for the year ended December 31, 1997 increased 163%, or $2.3 million from the previous year, as a result of the large increase in the number of producing wells the Company operates from 87 wells at the beginning of 1996 to 510 at the end of 1997. Lease operating expense per BOE sold for the year ended December 31, 1997 increased $1.04 to $3.35 from $2.31 for the year ended December 31, 1996. The increase on a BOE basis is the result of the acquisitions of the properties from Enserch and EREC in September 1997 that included a large number of lower producing wells.

         Production Taxes. Production taxes as a percentage of sales was 2.2% for the year ended December 31, 1997 as compared to 5.4% for the year ended December 31, 1996. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. The ad valorem tax does not correspond directly with the Company's revenues; therefore, as the Company's revenues increased in 1997, the ad valorem tax decreased as a percentage of sales. In addition, the amount of severance tax paid as a percentage of sales also decreased due to the increasing number of wells that qualified for exemptions or credits from severance tax.

         Exploration. Exploration expense in 1997 and 1996 represents Inland's share of costs to retain unproved acreage and drilling costs related to one uneconomic exploration well in 1996.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 1997 increased $3.1 million from the previous year. The increase resulted from a higher average depletion rate and increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.52 per BOE sold during 1997 compared to $5.17 per BOE sold during 1996.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 1997 increased $448,000 from the previous year. General and administrative expense is reported net of operator fees and reimbursements which were $3.2 million and $1.9 million during 1997 and 1996, respectively. Gross general and administrative expense was $5.3 million in 1997 and $3.6 million in 1996. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the purchases of the properties from Enserch and EREC and development drilling activity.

         Interest Expense. Interest expense for the year ended December 31, 1997 increased $3.1 million to $4.8 million from $1.7 million for the year ended December 31, 1996. The increase in expense between periods was due to a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of the properties from Enserch and EREC, and development drilling activity. Borrowings during 1997 averaged approximately $45 million, compared to an approximate average of $15 million of borrowings during 1996. Borrowings during 1997 and 1996 were recorded at an effective interest rates of approximately 10.6% and 11%, respectively. The change in the effective interest rate resulted from various debt refinancings performed during 1997.

         Other Income. Other income in 1997 and 1996 primarily represents interest earned on the investment of surplus cash balances.

         Income Taxes. In 1997 and 1996, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Extraordinary Item. On September 30, 1997, the Company refinanced an existing obligation to a former lender causing unamortized debt issue costs of $296,000 to be written off as an extraordinary loss. On June 30, 1997, the Company refinanced an obligation to Trust Company of the West causing debt issue costs of $291,000 and an unamortized loan discount of $573,000 to be written off as an extraordinary loss.

         Redemption Premium Preferred Series A Stock. During August 1996, Inland called for the redemption of its Series A preferred stock. The amount recorded as a dividend represents the excess of the redemption amount over the carrying amount for those Series A holders who elected to redeem their shares rather than convert.

         Redemption Premium Preferred Series B Stock. During July 1997, Inland called for the redemption of its Series B Stock. All Series B holders elected to convert their holdings to common stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Series B Stock.

         Accrued Series C Stock Dividends. Inland's Series C stock accrues dividends at 10% or $1,000,000 per year. No dividends have been paid since the stock was issued on July 21, 1997. The amount accrued represents those dividends earned during the period through December 31, 1997.

         Discontinued Operations. Effective December 30, 1996, Inland sold the Toiyabe Mine and completely divested itself of any remaining business activities related to the mining of precious metals. During 1996, Inland focused reclamation activities on recontouring and revegetating certain disturbed land areas, lowering constituent levels in leachate solution and certain other miscellaneous tasks. Costs incurred in performing these operations were $129,000. Placer Dome U.S. Inc. purchased the Toiyabe Mine from the Company and assumed responsibility for all past, present and future environmental and reclamation activities, liabilities and expenses. The Company paid Placer $500,000 in consideration of the assumption of such responsibilities. As a result, the Company has no future liability for the Toiyabe Mine, unless Placer fails to honor its agreement with Inland to assume and pay such liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company continued its development of the Field by drilling 95 gross (73 net) development wells and converting 31 gross (28 net) wells to injection. The Company also expanded and upgraded its water delivery and gas gathering infrastructures. Total capital costs incurred in the development of the Field were $37.7 million. The Company also used $5.9 million to perform capital upgrades at its Woods Cross Refinery and purchase an idle refinery in Roosevelt Utah and used $12.5 million to repay a former lender. The Company funded these activities with new borrowings of $47.75 million and cash generated from operations of $12.8 million. The remaining net change in cash was caused by various other smaller items.

         Commencing June 1, 1998, the Company's drilling program was conducted under the Farmout Agreement with SEP. Funds expended by Smith Management pursuant to this Agreement were treated as debt by the Company for financial reporting purposes. Forty-three wells were drilled under the Farmout Agreement in 1998, aggregating net expenditures to Smith Management of $15.1 million (including management fees). Under the Farmout Agreement, Smith Management agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. At the Company's option, Smith Management agreed to take production proceeds payments either in cash or in shares of the Company's common stock. If the Company elects to pay using common stock, the stock is priced at a 10% discount to average closing price for the production month to which the payment relates. Through December 31, 1998, the Company has elected to make all payments in the form of common stock totaling 152,220 shares. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as both the Company, Smith Management and the Company's senior lenders agree to recommence such rights. In addition, a provision was added that gave Smith Management the option to receive cash rather than common stock if the average price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agree to such payment. The Farmout Agreement provides that Smith Management will reconvey all drillsites to the Company once Smith Management has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The continuing low oil price environment has significantly impacted the Company's financial condition. The Company has a working capital deficit of $145.0 million at December 31, 1998 and generated a net loss of $23.5 million during the year ended December 31, 1998. Approximately $141.7 million of the deficit is caused by principal amounts related to the Company's long-term debt facilities. Based on current conditions, the Company will not be able to make its principal payments as scheduled under its long-term debt facilities. In addition, at December 31, 1998 the Company was in default of certain provisions of its credit agreements and required additional capital outside of cash flow from operations to fund a portion of its outstanding accounts payable. The short-term liquidity issues were temporarily mitigated (as further explained below) in March 1999 when the Company's senior lenders advanced $3.25 million which the Company immediately used to reduce outstanding accounts payable.

         The Company is considering a number of additional strategies to cure its working capital and liquidity issues. A solution that the Company is currently pursuing is the Flying J acquisition. On January 18, 1999, Inland entered into a non-binding letter of intent with Flying J and Smith Management regarding the acquisition of certain assets by Inland from Flying J or one of its subsidiaries. The acquisition includes a 25,000 BPD refinery located in North Salt Lake City, eleven Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Field. The purchase price is $80 million in cash and approximately 12.8 million shares of Inland common stock, par value $0.001 per share, which is equal to approximately 60% of the shares outstanding after the acquisition. This transaction would be accounted for as a reverse merger. A restructuring of the Company's capital and debt structure could be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 1999. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures and approval by regulatory agencies, Inland's lenders, the Board of Directors of each company and Inland's shareholders. The failure of any one of these events could prevent the consummation of the acquisition.

         If the proposed Flying J transaction is not consummated, the Company will attempt to restructure its capital such that a drilling program can be resumed although there is no assurance that the Company will be successful. Until the capital restructuring is complete, the Company does not plan to drill additional wells, focusing instead on its continuing efforts to pressurize the Field through additional development of its water injection infrastructure. The Company plans to convert 30 of its oil wells to injection wells during 1999 while incurring net capital expenditures of $500,000. The Company also expects to spend $900,000 performing required capital improvements at the Woods Cross Refinery. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

         Other possible solutions include obtaining additional modifications to its credit agreements, selling assets, issuing additional debt or selling equity of the Company. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Field and suspend all upgrades at the Woods Cross Refinery. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classifications of liabilities that might result should the Company be unable to continue as a going concern.

         Financing. On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provides the Company with a borrowing base that was $70 million at December 31, 1998. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. At December 31, 1998, the Company had $67.7 million of borrowings and $2.3 million of letter of credit obligations outstanding under the ING Credit Agreement and $75.0 million borrowed under the TCW Credit Agreement.

         On March 11, 1999, the Company entered into amendments to the ING Credit Agreement and the TCW Credit Agreement. The ING amendment increased the borrowing base to $73.25 million. The Company immediately borrowed the additional $3.25 million of availability and used the proceeds to reduce accounts payable. The Senior Lenders received a warrant to purchase 50,000 shares of common stock at $1.75 as consideration for entering into the amendment. Under the TCW amendment, TCW agreed to defer the quarterly payments for interest accruing during the initial six months of 1999 until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. The deferred interest will bear interest at 12%. TCW received a warrant to purchase 58,512 shares of common stock at $1.75 as consideration for entering into the amendment.

         The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $73.25 million borrowing base, are $9.5 million on June 29, 1999, $6.2 million for the next two quarters, $4.7 million for the next four quarters, $3.9 million for the next four quarters, $3.5 million for the next four quarters, and $3.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in a currently effective interest rate of approximately 6.8%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

         The TCW Credit Agreement is comprised of a $65.0 million tranche and a $10.0 million tranche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW Credit Agreement converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted a warrant to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007. The Company also granted piggyback registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million tranche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW Credit Agreement. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10.0 million tranche, upon payment in full of the TCW Credit Agreement by the Company, TCW may elect to "put" their warrants back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return on such tranche. The TCW Credit Agreement restricts any repayment of the indebtedness until October 1, 1999. The TCW Credit Agreement is secured by a second lien on substantially all assets of the Company.

         The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. At December 31, 1998 the Company was in violation of certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement. All lenders have been notified of the covenant defaults, including the filings of liens by vendors. Based on the recent borrowing base increase and interest deferral, the Company's lenders have shown a willingness to help the Company solve its working capital and liquidity issues. Although there can be no assurance, the Company does not expect its lenders to issue notices of default allowing them to call their debt for repayment in the near future. The Company's management is estimating that current cash flow projections will not be sufficient to repay scheduled maturities given the oil and gas pricing environment in 1999. As a result, all borrowings for both of these facilities have been classified as current under the cross-collateralization provisions of such facilities.

INFLATION AND CHANGES IN PRICES

         Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although certain of Inland's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on Inland's result of operations during 1998 or 1997.

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

         The Company has conducted a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations. The Company believes its computer hardware and software is over 90% Year 2000 compliant. Computer hardware and software that is not Year 2000 compliant is scheduled to be updated before June 1999. The Company's operations are not extremely dependent on vendor compliance with Year 2000 issues. To the extent a major vendor is not Year 2000 compliant by June 1999, the Company believes that alternative vendors that are Year 2000 compliant will be available and selected. In summary, management believes that Year 2000 issues can be mitigated without a significant effect on the Company's financial position. The Company expects to expend less than $50,000 to become fully Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without incurring costs that are material to future financial results or future financial condition.

FORWARD LOOKING STATEMENTS

         Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding the Flying J transaction, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, sources of crude oil for refining, marketing of refined products, refinery maintenance, operations and upgrades, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission (the "Commission").

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         Interest Rate Risk. Inland is exposed to some market risk due to the floating interest rate under the ING Credit Agreement. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The ING Credit Agreement is a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. As of December 31, 1998, the ING Credit Facility had a principal balance of $67,665,000 at an average floating interest rate of 7.07% per annum and $2,335,000 of letters of credit obligations outstanding. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                 ---------------------------------------------------------------------------------------------------
                                                   Increase in Interest Expense Without Hedge
                 ---------------------------------------------------------------------------------------------------
                   January 1, 1999     January 1, 2000    January 1, 2001     January 1, 2002     January 1, 2003
                       through             through            through             through             through
                  December 31, 1999   December 31, 2000  December 31, 2001   December 31, 2002    March 29, 2003
--------------------------------------------------------------------------------------------------------------------
1% increase in        $630,000            $430,000            $257,000           $109,000             $6,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------
2% increase in       $1,267,000           $877,000            $537,000           $246,000             $19,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------

         On April 30, 1998, as required by the ING Credit Agreement, Inland entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 8.5% on $35.0 million of borrowings. Pursuant to the ING Credit Agreement, this hedge must be renewed or replaced through the remaining term of the loan. Assuming the renewal of the terms of the interest rate cap agreement, the effect of the hedge through March 29, 2003 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement, as shown by the following chart:

                 ---------------------------------------------------------------------------------------------------
                                                    Increase in Interest Expense with Hedge
                 ---------------------------------------------------------------------------------------------------
                   January 1, 1999     January 1, 2000    January 1, 2001     January 1, 2002     January 1, 2003
                       through             through            through             through             through
                  December 31, 1999   December 31, 2000  December 31, 2001   December 31, 2002    March 29, 2003
--------------------------------------------------------------------------------------------------------------------
1% increase in        $630,000            $430,000            $257,000           $109,000             $6,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------
2% increase in       $1,067,000           $667,000            $374,000           $164,000             $10,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------

         The TCW Credit Agreement is composed of two revolving tranches, and is ultimately convertible to a term loan payable over three years. The TCW Credit Agreement calculates interest based on both a fixed rate and, alternatively, an internal rate of return. As a result, there is no interest rate risk with respect to this facility.

         Commodity Risks. Inland hedges a portion of its oil and gas production to reduce its exposure to fluctuations in the market prices thereof. Inland uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold.

         On March 10, 1999 Inland entered into two swap agreements with Enron Capital and Trade Resources Corp. ("Enron"), each of which cover 40,000 barrels per month of crude oil production during the period April 1, 1999 through December 31, 1999. The swap price on the first contract is $14.02 and the swap price on the second contract is $14.54, based on NYMEX Light Sweet Crude Oil Futures Contracts. The potential gains or losses on these contracts based on a hypothetical average market price of equivalent product for the period from April 1, 1999 to December 31, 1999 are as follows:

                    -------------------------------------------------------------------------------------------------
                                     Average NYMEX Per Barrel Market Price for the Contract Period
                    -------------------------------------------------------------------------------------------------
                       $12.00        $13.00        $14.00        $15.00        $16.00        $17.00        $18.00
---------------------------------------------------------------------------------------------------------------------
$14.02 Contract       $727,000      $367,000       $7,000      $(353,000)    $(713,000)   $(1,073,000)  $(1,433,000)
---------------------------------------------------------------------------------------------------------------------
$14.54 Contract       $914,000      $554,000      $194,000     $(166,000)    $(526,000)    $(886,000)   $(1,246,000)
---------------------------------------------------------------------------------------------------------------------

         Inland has a hedge (the "Enron Hedge") in place with Enron that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel, no payment is exchanged between the parties. On January 1, 1997, Inland paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. As a result, the potential for gains and losses with respect to the Enron Hedge expired on January 1, 1998, and Inland recognized no net gain or loss on the Enron Hedge in 1998.

         On May 12, 1997, Inland entered into a put contract with Enron for 100,000 barrels per month for the period January 1998 through March 1998 at a put price of $16.00 per barrel. Inland recorded $95,000 of income under this contract in the first quarter of 1998.

         On March 12, 1998, Inland entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covered 75,000 barrels per month for the period from April 1998 through December 1998. For the year ended December 31, 1998, Inland recognized income of $532,000 on this contract.

         During 1998 and 1997, Inland had various other contracts in place consisting of puts, calls and collars. Each of the contracts was completely settled as of December 31, 1998. The effects of all hedging contracts resulted in income of $550,000 in 1998 and a loss of $217,000 in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required hereunder are included in this Annual Report or incorporated by reference as set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the directors and executive officers of the Registrant in the Proxy Statement relating to the Company's 1999 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation in the Proxy Statement relating to the Company's 1999 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to the Company's 1999 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions in the Proxy Statement relating to the Company's 1999 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

         1.       Financial Statements

                  See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

         2.       Financial Statement Schedules

                  None. All financial statements schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

         3.       (a)  Exhibits


Item
Number                        Description

    2.1             Agreement and Plan of Merger between Inland Resources Inc.
                    ("Inland"), IRI Acquisition Corp. and Lomax Exploration Company (exclusive of all exhibits) (filed as Exhibit 2.1 to Inland's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by this reference).

    3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997 (filed as Exhibit 3.1 to Inland's Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

    3.2 By-Laws of Inland (filed as Exhibit 3.2 to Inland's Registration Statement on Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

    3.2.1 Amendment to Article IV, Section 1 of the Bylaws of Inland adopted February 23, 1993 (filed as Exhibit 3.2.1 to Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

    3.2.2 Amendment to the Bylaws of Inland adopted April 8, 1994 (filed as Exhibit 3.2.2 to Inland's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

    3.2.3 Amendment to the Bylaws of Inland adopted April 27, 1994 (filed as Exhibit 3.2.3 to Inland's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

    4.1 Credit Agreement dated September 23, 1997 between Inland Production Company ("IPC"), Inland, ING (U.S.) Capital Corporation, as Agent, and Certain Financial Institutions, as banks (filed as Exhibit 4.1 to Inland's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.1.1 Third Amendment to Credit Agreement entered into as of April 22, 1998, amending Exhibit 4.1 (filed as Exhibit 4.1.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.1.2 Amended and Restated Credit Agreement dated as of September 11, 1998 amending and restating Exhibit 4.1.

  * 4.1.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999 amending Exhibit 4.1.2.

    4.2 Credit Agreement dated September 23, 1997, among IPC, Inland, Trust Company of the West, and TCW Asset Management Company, in the capacities described therein (filed as Exhibit 4.2 to Inland's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.2.1 Second Amendment to Credit Agreement entered into as of April 22, 1998, amending Exhibit 4.2 (filed as Exhibit 4.2.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.2.2 Amended and Restated Credit Agreement dated as of September 11, 1998, amending and restating Exhibit 4.2.

  * 4.2.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999, amending Exhibit 4.2.2.

    4.3 Intercreditor Agreement dated September 23, 1997, between IPC, TCW Asset Management Company, Trust Company of the West and ING (U.S.) Capital Corporation (filed as Exhibit 4.3 to Inland's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.3.1 Third Amendment to Intercreditor Agreement entered into as of April 22, 1998, amending Exhibit 4.3 (filed as Exhibit
                    4.3.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.3.2 Amended and Restated Intercreditor Agreement dated as of September 11, 1998, amending and restating Exhibit 4.3.

  * 4.3.3 First Amendment to Amended and Restated Intercreditor Agreement dated as of March 5, 1999, amending Exhibit 4.3.2.

    4.4 Warrant Agreement by and between Inland and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated September 23, 1997 (filed as Exhibit 4.4 to Inland's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.5 Warrant issued by Inland pursuant to the Warrant Agreement, dated September 23, 1997, representing the right to purchase 100,000 shares of Inland's Common Stock (filed as Exhibit
                    4.5 to Inland's Current Report on Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.6 Credit Agreement dated as of December 24, 1997 between Inland Refining, Inc. and Banque Paribas (without exhibits) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.1             1988 Option Plan of Inland Gold and Silver Corp. (filed as
                    Exhibit 10(15) to Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

   10.1.1           Amended 1988 Option Plan of Inland Gold and Silver Corp.
                    (filed as Exhibit 10.10.1 to Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

   10.1.2 Amended 1988 Option Plan of Inland, as amended through August 29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as
                    Exhibit 10.1.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.1.3 "Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan" executed effective June 3, 1996 (filed as
                    Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.2             Warrant Agreement and Warrant Certificate between Kyle R.
                    Miller and Inland dated February 23, 1993 (filed as Exhibit
                    10.2 to Inland's Current Report on Form 8-K dated February 23, 1993, and incorporated herein by reference).

   10.2.1 Warrant Certificate between Kyle R. Miller and Inland dated October 15, 1993 representing 3,150 shares (filed as Exhibit
                    10.2.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.2 Warrant Certificate between Kyle R. Miller and Inland dated March 22, 1994 representing 5,715 shares (filed as Exhibit
                    10.2.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.3 Warrant Certificate between Kyle R. Miller and Inland dated September 21, 1994 representing 44,811 shares (filed as
                    Exhibit 10.2.3 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.4 Warrant Certificate between Kyle R. Miller and Inland dated September 21, 1994 representing 38,523 shares (filed as
                    Exhibit 10.2.4 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.5 Warrant Certificate between Kyle R. Miller and Inland dated September 21, 1994 representing 30,000 shares (filed as
                    Exhibit 10.2.5 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.6           Amendment to Warrant Certificates filed as Exhibits 10.2,
                    10.2.1 and 10.2.2 (filed as Exhibit 10.2.6 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.7 Warrant Certificate between Kyle R. Miller and Inland dated November 16, 1993 representing 1,500 shares (filed as
                    Exhibit 10.2.7 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.8 Warrant Certificate between Kyle R. Miller and Inland dated March 15, 1995 representing 1,250 shares (filed as Exhibit
                    10.2.8 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.9 Warrant Certificate between Kyle R. Miller and Inland dated November 6, 1995 representing 30,000 shares (filed as
                    Exhibit 10.2.9 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.10          First Amendment to Warrant Agreement between Inland and
                    Kyle R. Miller dated October 19, 1995 (filed as Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

   10.2.11 Warrant Certificate between Inland and Kyle R. Miller dated May 22, 1996 (corrected version) (filed as Exhibit 10.2.11 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.2.12 Warrant Certificate between Inland and Kyle R. Miller dated January 23, 1997 representing 70,000 shares (filed as
                    Exhibit 10.2.12 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.2.13 Option Certificate between Inland and Kyle R. Miller dated November 10, 1997 representing 225,000 shares (filed as
                    Exhibit 10.2.13 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.3 Employment Agreement between Inland and Kyle R. Miller dated June 1, 1996 (filed as Exhibit 10.2 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.4 Employment Agreement between Inland and Bill I. Pennington dated June 1, 1996 (corrected version) (filed as Exhibit
                    10.9.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.5             Chevron Crude Oil Purchase Contract No. 531144 dated
                    October 25, 1998, as amended by Amendment No. 1 dated November 27, 1989, Amendment No. 2 dated September 12, 1990, Amendment 3 dated July 15, 1991, Amendment No. 4 dated January 22, 1992, Amendment No. 5 dated January 13, 1993, and the March 4, 1992 letter from Chevron U.S.A. Products Company to all Chevron Products Company customers (filed as
                    Exhibit 10.29 to Inland's Registration Statement on Form S-4, Registration No. 33 80392, and incorporated herein by reference).

   10.6 Registration Rights Agreement dated September 21, 1994 between Inland and Energy Management Corporation, a wholly owned subsidiary of Smith Management Company, Inc. and the assignee of Smith Management Company, Inc. under the Subscription Agreement filed as Exhibit 10.9 (filed as
                    Exhibit 10.19 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.6.1 Correspondence constituting an amendment/clarification of the Registration Rights Agreement filed as Exhibit 10.10 (filed as Exhibit 10.19.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.6.2 Registration Rights Agreement dated March 20, 1995 between Inland and Energy Management Corporation (filed as Exhibit
                    10.19.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.7 Warrant Certificate dated November 22, 1995 granted by Inland to Randall D. Smith, together with Exhibit "A", a Registration Rights Agreement (filed as Exhibit 10.29.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.7.1 Form of Registration Rights Agreement dated June 12, 1996 between Inland, Smith Management Company, Inc. and Randall
                    D. Smith, Jeffrey A. Smith and John W. Adams (filed as
                    Exhibit 10.2 to Inland's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.2           Security Agreement dated June 12, 1996 between
                    Randall D. Smith, Jeffrey A. Smith and John W. Adams and Inland (filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.3 Form of Agreement dated June 12, 1996 between Inland and Arthur J. Pasmas (filed as Exhibit 10.4 to Inland's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.4 Form of Registration Rights Agreement entered into as of July 31, 1996 between Inland and Arthur J. Pasmas (filed as
                    Exhibit 10.5 to Inland's Current Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.5           Form of Amendment to Registration Rights Agreement filed as
                    Exhibit 10.29.6 (filed as Exhibit 10.29.7 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.8 Crude Oil Call/Put Option (Costless Collar) between IPC and Koch Gas Services Company dated November 20, 1995 (filed as
                    Exhibit 10.30 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.9 Swap Agreement dated November 22, 1994 between Inland and Joint Energy Development Investments Limited Partnership (filed as Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

   10.10 Employment Agreement between Inland and John E. Dyer dated June 1, 1996 (corrected version) (filed as Exhibit 10.35 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.10.1 Amendment to Employment Agreement filed as Exhibit 10.26 (filed as Exhibit 10.35.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11 Warrant Certificate between Inland and John E. Dyer dated May 22, 1996 representing 50,000 shares (corrected version) (filed as Exhibit 10.37 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11.1 Warrant Certificate between Inland and John E. Dyer dated January 23, 1997 representing 70,000 shares (filed as
                    Exhibit 10.37.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11.2 Option Certificate between Inland and John E. Dyer dated November 10, 1997 representing 150,000 shares (filed as
                    Exhibit 10.28.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.12 Warrant Certificate between Inland and Bill I. Pennington dated May 22, 1996 representing 50,000 shares (corrected version) (filed as Exhibit 10.38 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.12.1 Warrant Certificate between Inland and Bill I. Pennington dated January 23, 1997 representing 60,000 shares (filed as
                    Exhibit 10.38.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.12.2 Option Certificate between Inland and Bill I. Pennington dated November 10, 1997 representing 125,000 shares (filed as Exhibit 10.29.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.13 Option Certificate between Inland and Michael J. Stevens dated November 10, 1997 representing 100,000 shares (filed as Exhibit 10.30 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.14 Letter agreement dated October 30, 1996 between Inland and Johnson Water District (filed as Exhibit 10.41 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.15            Collar between Koch Oil Company and Inland effective
                    January 1, 1997 (filed as Exhibit 10.42 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.16 Securities Purchase Agreement dated July 21, 1997 between Inland and Joint Energy Development Investments Limited Partnership (filed as Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.16.1 Registration Rights Agreement dated July 21, 1997 between Inland and Joint Energy Development Investments Limited Partnership (filed as Exhibit 10.2 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.17 Employment Agreement between Inland and Michael J. Stevens dated May 1, 1997 (filed as Exhibit 10.39 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.18            Interest Rate Cap Agreement dated April 30, 1998 between
                    IPC and Enron Capital and Trade Resources Corp. (filed as
                    Exhibit 10.4 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

   10.19 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland's Current Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

 * 10.20 Warrant Agreement dated as of March 5, 1999 between Inland Resources Inc. and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.

 * 10.21 Warrant Certificate dated March 5, 1999 between Inland and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. representing 58,512 shares.

 * 10.22 Swap Agreement dated March 10, 1999 between Inland and Enron Capital and Trade Resources Corp.

 * 10.23 Swap Agreement dated March 10, 1999 between Inland and Enron Capital and Trade Resources Corp.

 * 21.1             Subsidiaries of Inland.

 * 23.1             Consent of Arthur Andersen LLP.

 * 23.2             Consent of Ryder Scott Company Petroleum Engineers.

 * 27.1             Financial Data Schedule.

------------------------------------
*        Filed herewith

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INLAND RESOURCES INC.
March 29, 1999

                                         By:      /s/ Kyle R. Miller
                                         ----------------------------------
                                         Kyle R. Miller
                                         Co-Chairman of the Board and Chief
                                         Executive Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Kyle R. Miller as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

March 29, 1999                     /s/ ARTHUR J.  PASMAS
                                   ---------------------------------------------
                                   Arthur J. Pasmas
                                   Co-Chairman of the Board and Chief Executive
                                   Officer

March 29, 1999                     /s/ JOHN E. DYER
                                   ---------------------------------------------
                                   John E. Dyer
                                   President and Chief Operating Officer

March 29, 1999                     /s/ BILL I.  PENNINGTON
                                   ---------------------------------------------
                                   Bill I. Pennington
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer)

March 29, 1999                     /s/ MICHAEL J. STEVENS
                                   ---------------------------------------------
                                   Michael J. Stevens
                                   Secretary, Treasurer and Controller
                                   (Principal Accounting Officer)

March 29, 1999                     /s/ THOMAS J.  TRZANOWSKI
                                   ---------------------------------------------
                                   Thomas J.  Trzanowski
                                   Director

March 29, 1999                     /s/ GREGORY S. ANDERSON
                                   ---------------------------------------------
                                   Gregory S. Anderson
                                   Director

March 29, 1999                     /s/ BRUCE M. SCHNELWAR
                                   ---------------------------------------------
                                   Bruce M. Schnelwar
                                   Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets, December 31, 1998 and 1997                    F-3

Consolidated Statements of Operations for the three years ended
         December 31, 1998, 1997 and 1996                                  F-5

Consolidated Statements of Stockholders' Equity for the
         three years ended December 31, 1998, 1997 and 1996                F-7

Consolidated Statements of Cash flows for the three years ended
         December 31, 1998, 1997 and 1996                                  F-8

Notes to Consolidated Financial Statements                                 F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency and under current conditions, will not be able to satisfy its scheduled repayments under its long-term debt facilities that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.





Denver, Colorado,
March 29, 1999.

                             INLAND RESOURCES INC.


                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                               December 31,
                                                           ----------------------
                                        ASSETS              1998           1997
                                                           -------       --------

CURRENT ASSETS:
    Cash and cash equivalents                              $   1,627    $     605
    Accounts receivable and accrued sales                      5,682       13,601
    Inventory                                                  5,353        6,974
    Other current assets                                         700        2,087
                                                           ---------    ---------
              Total current assets                            13,362       23,267
                                                           ---------    ---------
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)       180,538      143,829
    Accumulated depletion, depreciation and amortization     (21,433)     (10,009)
                                                           ---------    ---------
              Total oil and gas properties, net              159,105      133,820

    Other property and equipment, net                         20,212       14,698
                                                           ---------    ---------
              Total property and equipment, net              179,317      148,518

OTHER LONG-TERM ASSETS                                         3,150        4,168
                                                           ---------    ---------
              Total assets                                 $ 195,829    $ 175,953
                                                           =========    =========


                  The accompanying notes are an integral part
                      of the consolidated balance sheets.

                             INLAND RESOURCES INC.


                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                          December 31,
                                                                      ----------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                         1998           1997
                                                                      -------       --------
CURRENT LIABILITIES:
    Accounts payable                                                  $  14,282    $   6,238
    Accrued expenses                                                      2,408        3,614
    Current portion of long-term debt                                   141,709          167
                                                                      ---------    ---------
              Total current liabilities                                 158,399       10,019

LONG-TERM DEBT                                                           17,114      122,944

ENVIRONMENTAL LIABILITY                                                     875        1,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

MANDATORILY REDEEMABLE PREFERRED SERIES C
    STOCK, 100,000 shares issued and outstanding                          9,568        9,568

ACCRUED PREFERRED SERIES C DIVIDENDS                                      1,534          450

WARRANTS OUTSTANDING                                                      1,300        1,300

STOCKHOLDERS' EQUITY:
    Preferred Class A stock, par value $.001; 20,000,000
       shares authorized                                                   --           --
    Common stock, par value $.001; 25,000,000 shares authorized,
       8,529,765 and 8,359,830 issued and outstanding, respectively           9            8
    Additional paid-in capital                                           42,758       41,856
    Accumulated deficit                                                 (35,728)     (11,192)
                                                                      ---------    ---------
              Total stockholders' equity                                  7,039       30,672
                                                                      ---------    ---------
              Total liabilities and stockholders' equity              $ 195,829    $ 175,953
                                                                      =========    =========


                  The accompanying notes are an integral part
                      of the consolidated balance sheets.

                             INLAND RESOURCES INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                 For the Years Ended December 31,
                                               ----------------------------------
                                                  1998       1997        1996
                                               ----------------------------------
REVENUES:
    Refined product sales                      $ 68,477    $   --      $   --
    Oil and gas sales                            14,920      17,182      10,704
                                               --------    --------    --------
              Total revenues                     83,397      17,182      10,704

OPERATING EXPENSES:
    Cost of refinery feedstock                   51,908        --          --
    Refinery operating expenses                   9,858        --          --
    Lease operating expenses                      8,362       3,780       1,435
    Production taxes                                454         383         610
    Exploration                                     153          61         167
    Impairment                                    4,164        --          --
    Depletion, depreciation and amortization     12,795       6,480       3,428
    General and administrative, net               3,974       2,118       1,670
                                               --------    --------    --------
              Total operating expenses           91,668      12,822       7,310
                                               --------    --------    --------
OPERATING INCOME (LOSS)                          (8,271)      4,360       3,394

INTEREST EXPENSE                                (15,290)     (4,759)     (1,633)

INTEREST AND OTHER INCOME                           321         380         384
                                               --------    --------    --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS     (23,240)        (19)      2,145

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT (Note 7)                (212)     (1,160)       --
                                               --------    --------    --------
NET INCOME (LOSS)                               (23,452)     (1,179)      2,145

REDEMPTION PREMIUM - PREFERRED SERIES A
    STOCK                                          --          --          (214)

REDEMPTION PREMIUM - PREFERRED SERIES B
     STOCK                                         --          (580)       --

ACCRUED PREFERRED SERIES C STOCK DIVIDENDS       (1,084)       (450)       --
                                               --------    --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                               $(24,536)   $ (2,209)   $  1,931
                                               ========    ========    ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                               For the Years Ended December 31,
                                       ----------------------------------------------
                                            1998             1997            1996
                                       -------------    -------------   -------------
BASIC NET INCOME (LOSS) PER SHARE:
    Continuing operations              $      (2.90)    $      (0.14)    $       0.38
    Extraordinary loss                        (0.03)           (0.16)              --
                                       -------------    -------------    -------------
              Total                    $      (2.93)    $      (0.30)$           0.38
                                       =============    =============    =============

Basic weighted average common
    shares outstanding                     8,387,895        7,377,944        5,148,056
                                       =============    =============    =============

DILUTED NET INCOME (LOSS) PER SHARE:
    Continuing operations              $      (2.90)    $      (0.14)$           0.30
    Extraordinary loss                        (0.03)           (0.16)              --
                                       -------------    -------------    -------------
              Total                    $      (2.93)    $      (0.30)$           0.30
                                       =============    =============    =============

Diluted weighted average common
    shares outstanding                     8,387,895        7,377,944        6,499,098
                                       =============    =============    =============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                          Accrued
                                                Preferred Stock           Series B           Common Stock
                                             Shares         Amount        Dividend       Shares        Amount
                                            --------      ---------      ----------     --------     ---------
BALANCES, December 31, 1995               $   106,850    $     4,100    $      --       40,927,999    $        41

    One-for-ten reverse stock split              --             --             --      (36,835,151)           (37)
    Purchase of Farmout Inc.                     --             --             --        1,309,880              1
    Redemption of Preferred Series A          (13,713)          (740)          --             --             --
    Conversion of Preferred Series A          (93,137)        (3,360)          --          900,831              1
    Issuance of Preferred Series B          1,000,000         10,000           --             --             --
    Exercise of employee stock options           --             --             --            8,500           --
    Accrued Preferred Series B dividend          --             --              670           --             --
    Net income                                   --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 1996                 1,000,000         10,000            670      6,312,059              6

    Accrued Preferred Series B dividend          --             --            1,150           --             --
    Conversion of Preferred Series B       (1,000,000)       (10,000)        (1,820)     1,977,671              2
    Preferred Series C dividends                 --             --             --             --             --
    Exercise of employee stock options           --             --             --           70,100           --
    Net loss                                     --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 1997                      --             --             --        8,359,830              8

    Issuance of common stock under
       Farmout Agreement                         --             --             --          152,220              1
    Preferred Series C dividends                 --             --             --             --             --
    Exercise of employee stock options           --             --             --           17,715           --
    Net loss                                     --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 1998                      --      $      --      $      --        8,529,765    $         9
                                          ===========    ===========    ===========    ===========    ===========

                                          Additional
                                            Paid-In      Accumulated
                                            Capital        Deficit
                                          -----------    ------------
BALANCES, December 31, 1995                $    19,146   $    (9,308)

    One-for-ten reverse stock split                 37          --
    Purchase of Farmout Inc.                     6,541          --
    Redemption of Preferred Series A              --            --
    Conversion of Preferred Series A             3,360          --
    Issuance of Preferred Series B                --            --
    Exercise of employee stock options              45          --
    Accrued Preferred Series B dividend           --            (670)
    Net income                                    --           2,145
                                           -----------   -----------
BALANCES, December 31, 1996                     29,129        (7,833)

    Accrued Preferred Series B dividend           --          (1,150)
    Conversion of Preferred Series B            12,398          (580)
    Preferred Series C dividends                                (450)
    Exercise of employee stock options             329          --
    Net loss                                      --          (1,179)
                                           -----------   -----------
BALANCES, December 31, 1997                     41,856       (11,192)

    Issuance of common stock under
       Farmout Agreement                           865          --
    Preferred Series C dividends                  --          (1,084)
    Exercise of employee stock options              37          --
    Net loss                                      --         (23,452)
                                           -----------   -----------
BALANCES, December 31, 1998                $    42,758   $   (35,728)
                                           ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             INLAND RESOURCES INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Note 10)
                                 (In thousands)


                                                                    For the Years Ended December 31,
                                                                  -----------------------------------
                                                                     1998       1997         1996
                                                                  ---------  ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $ (23,452)   $  (1,179)   $   2,145
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Net cash used by discontinued operations                     --           --           (129)
          Loss on disposal of discontinued operations                  --           --             30
          Depletion, depreciation and amortization                   12,795        6,480        3,428
          Amortization of debt issuance costs and debt discount         697          265          199
          Loss on early extinguishment of debt                          212        1,160         --
          Impairment of assets                                        4,164         --           --
          Interest payment with common stock                            866         --           --
          Effect of changes in current assets and liabilities--
              Accounts receivable and accrued sales                   7,919         (950)      (1,376)
              Inventory                                               1,257       (1,131)        (445)
              Other current assets                                    1,599          405         (223)
              Accounts payable and accrued expenses                   6,713          618        1,377
                                                                  ---------    ---------    ---------
                 Net cash provided by operating activities           12,770        5,668        5,006
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                (41,993)     (29,740)     (23,252)
    Acquisition of Roosevelt Refinery                                (3,334)        --           --
    Acquisition of oil and gas properties                              --        (69,532)        --
    Acquisition of Woods Cross Refinery, net                           --        (22,950)        --
    Payment to sell discontinued operations                            --           --           (500)
                                                                  ---------    ---------    ---------
                 Net cash used in investing activities              (45,327)    (122,222)     (23,752)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock                              --          9,568       10,000
    Proceeds from sale of common stock                                   37          328           45
    Proceeds from issuance of long-term debt                         77,550      161,000       16,578
    Payments of long-term debt                                      (42,984)     (60,099)         (73)
    Debt issuance costs                                              (1,024)      (3,669)          (4)
    Redemption of Preferred Series A stock                             --           --           (740)
                                                                  ---------    ---------    ---------
                 Net cash provided by financing activities           33,579      107,128       25,806
                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                  1,022       (9,426)       7,060

CASH AND CASH EQUIVALENTS, at beginning of period                       605       10,031        2,971
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, at end of period                       $   1,627    $     605    $  10,031
                                                                  =========    =========    =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             INLAND RESOURCES INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1998



(1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business

Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The Company also operates a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). The refinery has a processing capacity of approximately 10,000 barrels per day and tankage capacity of 485,000 barrels (see Note 5).

       Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. However, the continuing low oil price environment has significantly impacted the Company's financial condition. The Company has a working capital deficit of $145.0 million at December 31, 1998 and generated a net loss of $23.5 million in the year ended December 31, 1998. Approximately $141.7 million of the deficit is caused by principal amounts related to the Company's long-term debt facilities. Based on current conditions, the Company will not be able to make its principal payments as scheduled under its long-term debt facilities. In addition, at December 31, 1998 the Company was in default of certain provisions of its credit agreements and required additional capital outside of cash flow from operations to fund a portion of its outstanding accounts payable. The short-term liquidity issues were temporarily mitigated in March 1999 when the Company's senior lenders advanced $3.25 million which the Company immediately used to reduce outstanding accounts payable. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is considering a number of additional strategies to cure its working capital and liquidity issues. A solution the Company is currently pursuing is the following transaction. On January 18, 1999, the Company entered into a non-binding letter of intent with Flying J Inc. ("Flying J") and Smith Management LLC ("Smith Management") (an affiliate majority shareholder in the Company) regarding the acquisition of certain assets by the Company from Flying J or one of its subsidiaries. The acquisition includes a 25,000 barrel per day refinery located in North Salt Lake City, eleven Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Monument Butte Field. The purchase price is $80.0 million in cash and approximately 12.8 million shares of the Company's common stock, par value $0.001 per share, which is equal to approximately 60% of the shares outstanding after the acquisition. This transaction would be accounted for as a reverse merger. A restructuring of the Company's capital and debt structure could be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 1999. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures and approval by regulatory agencies, the Company's lenders, the Board of Directors of each company and the Company's shareholders. The failure of any one of these events could prevent the consummation of the acquisition.

If the proposed Flying J transaction is not consummated, the Company will attempt to restructure its capital such that a drilling program can be resumed although there is no assurance that the Company will be successful. Until the capital restructuring is complete, the Company does not plan to drill additional wells focusing instead on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The Company plans to convert 30 wells to injection during 1999 while incurring net capital expenditures of $500,000. The Company also expects to spend $900,000 performing required capital improvements at the Woods Cross Refinery. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

Other possible solutions the Company is considering include obtaining additional modifications to its credit agreement, selling assets, issuing additional debt or selling equity. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend all upgrades at the Woods Cross Refinery.

       Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact of oil and gas prices has a significant influence on estimates made by management. Changes in oil and gas prices directly effect the economic limits of estimated oil and gas reserves. These economic limits have significant effects upon predicted reserve quantities and valuations. These estimates drive the calculation of depreciation, depletion and amortization for the oil and gas properties and the need for an assessment as to whether an impairment is required. Overall oil and gas pricing estimates factor into estimated future cash flow projections used in assessing impairment for the oil and gas properties as do refined product pricing estimates for the refinery operations.

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

       Fair Value of Financial Instruments

The Company's financial investments consist of cash, trade receivables, trade payables, accrued liabilities, long-term debt and mandatorily redeemable preferred stock. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments.

       Inventories and Exchanges

Inventories consist of crude oil and refined products recorded at the lower of cost on a first-in, first-out basis or market. Also included in inventory is tubular goods valued at the lower of average cost or market. Materials and supplies inventories are stated at cost and are charged to capital or expense, as appropriate, when used.

The Company has product exchange agreements with other companies. Exchange transactions are considered asset exchanges, with deliveries offset against receipts. The net exchange balance is included in inventory.

       Accounting for Oil and Gas Operations

The Company follows the successful efforts method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts and any gain or loss is charged to income. Interest is capitalized during the drilling and completion period of wells and on other major projects. The amount of interest capitalized was $150,000, $135,000 and $135,000 during 1998, 1997 and 1996, respectively.

The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method, based on proved oil and gas reserves determined using prices being received by the Company at the end of each reporting period. Dismantlement, restoration and abandonment costs are in management's opinion offset by residual values of lease and well equipment. As a result, no accrual for such costs is provided.

       Impairment Review

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. A calculation of the aggregate before-tax undiscounted future net revenues is performed for each asset base which generates a distinct cash flow stream. The asset bases considered by the Company were the oil and gas properties and the operating refinery. For the oil and gas operations, the Company utilized an estimated price scenario based on its budget and future estimates of oil and gas prices from industry projections and future quoted prices. The assumptions used were based on an average oil price of $12.90 per barrel and $2.26 per Mcf over the remaining estimated life of the properties. The refinery operations considered historical trends and future projections of crude prices and sales prices in developing the estimate of future cash flows. If the net capitalized cost of each distinct asset pool exceeds the applicable undiscounted calculation, the excess, as measured by fair value, is recorded as a charge to operations.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period for leases not expected to be utilized the Company.

The Company assessed the realizability of the Roosevelt Refinery (see Note 5) as an asset to be disposed of. Originally the Company intended to reactivate the Roosevelt Refinery, however, the strategy changed shortly following its purchase and the plan to merge with Flying J. Therefore the net realizable value is the most appropriate estimate of carrying value. As such, the Roosevelt Refinery is recorded as property held for sale with a projected net realizable value of $500,000 after considering an impairment of $2.8 million.

       Property and Equipment

Property and equipment is recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to thirty years. Maintenance and repairs are expensed as incurred. Major scheduled repairs and maintenance (turnaround) of the refinery operating units are accrued and expensed over the estimated period until the next turnaround. Major improvements are capitalized, and the assets replaced, are retired.

       Environmental

Environmental costs are expensed or capitalized based upon their future economic benefit. Costs which are improvements are capitalized. Costs related to environmental remediation and reclamation are expensed. Liabilities for remediation and reclamation costs are accrued when it is determined that an obligation exists and the amount of the costs can be reasonably estimated.

       Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded for differences between the book and tax basis of assets and liabilities at tax rates in effect when the balances are expected to reverse. A valuation allowance is recorded when the conclusion by Company management is reached that the realizability of the deferred tax asset is not more likely then not going to be realized.

       Revenue Recognition

Sales of crude oil, natural gas and refined products are recorded upon delivery to purchasers.

       Earnings Per Share

Earnings or loss per share are presented for basic diluted net income (loss) and, if applicable, for net income (loss) before extraordinary loss. Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share includes the effects of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (see Note 4).

       Recent Accounting Pronouncements

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 in the first quarter of 1998 did not have any impact on the Company.

(2)      FINANCIAL INSTRUMENTS

Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations and to help ensure the repayment of indebtedness. The amortized cost and the monthly settlement gain or loss are reported as adjustments to revenue in the period in which the related oil or gas is sold or the scheduled settlement of interest rate instruments. Hedging activities do not affect the actual sales price or interest rate for the Company's crude oil and natural gas or debt facilities. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2000.

       Crude Oil Hedging Activities

As of December 31, 1998 the Company has a hedge in place with Enron (the "Enron Hedge") that hedges crude oil production over a five year period beginning January 1, 1996 in monthly amounts escalating from 8,500 Bbls in January 1996 to 14,000 Bbls in December 2000. The hedge is structured as a cost free collar whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $18.00 and $20.55 per barrel, no payment is exchanged between the parties. On January 1, 1997, the Company paid $34,170 to enter into a contract with Koch Gas Services Company ("Koch") that exactly offsets the effect of the Enron Hedge during the period January 1998 through December 2000. As a result, the potential for gains and losses with respect to the Enron Hedge expired on January 1, 1998, and the Company recognized no net gain or loss on the Enron Hedge in 1998, nor will any gain or loss be recognized on the Enron Hedge in the future.

On May 12, 1997, the Company entered into a put contract with Enron for 100,000 barrels per month for the period January 1998 through March 1998 at a put price of $16.00 per barrel. The Company recorded $95,000 of income under this contract in the first quarter of 1998.

On March 12, 1998 the Company entered into a cost free collar with Enron whereby the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between $14.50 and $17.70 per barrel. The collar covered 75,000 barrels per month for the period from April 1998 through December 1998. For the year ended December 31, 1998, the Company recognized income of $532,000 on this contract.

During 1998, 1997 and 1996 the Company had various other contracts in place consisting of puts, calls and collars. Each of the contracts was completely settled as of December 31, 1998. The effect of all hedging contracts resulted in income of $550,000 in 1998 and losses of $217,000 and $535,000 in 1997 and
1996, respectively.

On March 10, 1999, the Company entered into two hedge contracts with Enron Capital and Trade Resources Corp. ("Enron"), each of which cover 40,000 barrels per month of crude oil production during the period April 1, 1999 through December 31, 1999. The swap price on the first contract is $14.02 and the swap price on the second contract is $14.54 based on NYMEX Light Sweet Crude Oil Futures Contracts.

       Interest Rate Hedging Activity

In April 1998, the Company entered into an interest rate put, whereby the Company is paid the difference between 6.75% and LIBOR on a notional principle amount of $35.0 million when the LIBOR rate is above 6.75%. The cost of this put was $140,000 and will be amortized through December 2000, at which time the put expires. The Company received no payments under this arrangement in 1998.

(3)    INVENTORIES

Inventories at December 31, 1998 and 1997 consist of the following (in thousands):


                                                      1998              1997
                                                    --------          --------
        Crude oil                                    $   827           $ 1,006
        Refined product                                2,910             3,685
        Tubular goods                                  1,416             1,994
        Material and supplies                            200               289
                                                     -------           -------
               Total                                 $ 5,353           $ 6,974
                                                     =======           =======

(4)    EARNINGS (LOSS) PER SHARE

The calculation of earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share data):

                                                     1998                          1997                      1996
                                         ------------------------------ -------------------------- -----------------------------
                                                            Per Share                  Per Share                   Per Share
                                            Loss   Shares    Amount     Income  Shares  Amount    Income   Shares    Amount
                                         ------------------------------ -------------------------- -----------------------------
Income (loss) before extraordinary
    item                                 (23,240)                       $   (19)                   $2,145
Less:  Preferred Series A redemption
          premium                           -                                 -                      (214)
       Preferred Series B redemption
          premium                           -                              (580)                       -
       Preferred Series C stock
          premium                         (1,084)                          (450)                       -
                                        --------                          ------
BASIC EARNINGS (LOSS) PER SHARE
    Income (loss) before extraordinary
       item attributable to common
       stockholders                      (24,324)   8,388     $(2.90)    (1,049)  7,378   $(0.14)   1,931    5,148      $0.38
                                                              ======                      ======                        =====

EFFECT OF DILUTIVE SECURITIES
    Options and warrants                    -         -                     -        -                 -       111
    Convertible preferred stock             -         -                     -        -                 -       667
    Stock dividend on convertible
       preferred stock                      -         -                     -        -                 -       573
                                        --------                        -------   -----            ------   ------
DILUTED EARNINGS (LOSS)
    PER SHARE
       Income (loss) before
          extraordinary item
          attributable to common
          stockholders plus
          assumed conversion            $(24,324)   8,388     $(2.90)   $(1,049)  7,378   $(0.14)  $1,931    6,499      $0.30
                                        ========    =====     ======    =======   =====   ======   ======    =====      =====

(5)    ACQUISITIONS

       Farmout Inc.

On June 12, 1996, the Company entered into an agreement to acquire one hundred percent (100%) of the outstanding capital stock of Farmout Inc., a company affiliated with Smith Management, in exchange for 1,309,880 shares of the Company's common stock. Under the terms of the agreement, the Company did not issue the common stock until January 2, 1997. Since no contingencies existed as to the common stock issuance, the 1,309,880 shares are considered outstanding for purposes of reporting in the accompanying consolidated financial statements. The purchase was valued at $6.55 million for accounting purposes. The only assets of Farmout Inc. were twenty producing wells. Farmout Inc. had no liabilities at the purchase date. Income tax liabilities arising prior to June 12, 1996 are the responsibility of the prior owners and income tax liabilities from June 12, 1996 forward are the responsibility of the Company. The acquisition of Farmout Inc. was accounted for as a purchase, therefore, the assets and results of operations of Farmout Inc. are included in the Company's consolidated financial statements from the acquisition date forward.

       Enserch

Effective September 1, 1997, the Company purchased producing oil and gas properties and undeveloped acreage allocated in the Monument Butte region from Enserch Exploration, Inc. ("Enserch") for $10.4 million. The acquisition was accounted for as a purchase, therefore assets and results of operations of the Enserch properties are included in the Company's consolidated financial statements from the acquisition date forward. The Company funded this acquisition with debt.

       EREC

Effective September 30, 1997, the Company purchased producing oil and gas properties and undeveloped acreage, in the same region as the Enserch acquisition, from Equitable Resources Energy Company ("EREC") for a purchase price of $56.0 million. The acquisition was also accounted for as a purchase, and therefore the assets and results of operations of the EREC properties are included in the Company's consolidated financial statements from the acquisition date forward. The Company also funded the EREC acquisition with debt.

       Woods Cross Refinery

On December 31, 1997, the Company purchased certain assets and liabilities of the refining business Crysen Refining, Inc. for a purchase price of $22.9 million. The acquisition was funded with bank debt. The acquisition of the Woods Cross Refinery was accounted for as a purchase as of December 31, 1997, and the assets and liabilities assumed are included in the Company's consolidated balance sheet as of that date. Because the purchase was closed on December 31, 1997, no revenues or expenses have been recorded in the Company's 1996 or 1997 consolidated statement of operations, while the 1998 consolidated statement of operations includes a full year of refining operations.

In conjunction with the purchase of the Woods Cross Refinery, the Company also purchased certain inventory and held a note receivable related to a refinery located in Tacoma, Washington. A former director of Inland Refining, Inc. (a wholly owned subsidiary of the Company), is also a director of the company to which the note was issued. On February 1, 1999, the Company sold the inventory to the same company holding the note and received $435,000 in immediate value and added $200,000 to the note receivable. The note receivable totals $700,000, bears interest at 10% and is payable at $15,000 per month with the balance due June 15, 2000. This note is backed by the personal guarantee of the note holder.

       Roosevelt Refinery

On September 16, 1998, the Company closed on the acquisition of a crude oil refinery know as the Roosevelt Refinery for a total purchase price of $2.25 million. This refinery was inactive at the time of purchase and remains so today. Originally, the Company intended to reactivate the refinery to process its production from the exploration and production segment and spent an additional $1.09 million on consulting services related to design considerations. Because of the plans to merge with Flying J, the Company currently plans to sell the refinery or the units and equipment combined therein. As a result, this asset is held as available for sale and has been recorded at management's estimate of fair value.

(6)    OTHER PROPERTY AND EQUIPMENT

                                                  December 31,
                                           ----------------------------
                                              1998              1997
                                           ----------        ----------
                                                 (in thousands)
        Vehicles                             $  1,774         $  1,054
        Land and buildings                      2,632            1,699
        Refining plant and equipment           15,672           11,619
        Furniture and fixtures                  1,465              940
        Leasehold improvements                    165               24
        Property held for sale                    500           -
                                            ---------        ---------
                                               22,208           15,336
        Less accumulated depreciation          (1,996)            (638)
                                            ---------        ---------
        Total                               $  20,212        $  14,698
                                            =========        =========

(7)    LONG-TERM DEBT

       TCW I Agreement

On November 29, 1995, the Company entered into a Credit Agreement (the "TCW I") with Trust Company of the West and affiliated entities (collectively "TCW"), which provided a recourse loan facility to the Company of up to $25.0 million for the development of the Monument Butte Field. The Company advanced $5.0 million at closing. During 1996, $16.5 million of the $20.0 million of remaining loan availability was drawn to fund development drilling in the Monument Butte Field.

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

       CIBC Loan Agreement

On June 30, 1997, the Company entered into a $50.0 million Credit Agreement with Canadian Imperial Bank of Commerce (the "CIBC Loan Agreement"). The initial advance of $26.0 million was funded on June 30, 1997. The loan proceeds, along with cash on hand, were used to retire The TCW I loan obligation and to purchase the override on the Company's properties held by TCW. On August 15, 1997, an additional $9.0 million was drawn under the facility to fund the acquisition of properties from Enserch. Interest under the CIBC Loan Agreement was calculated at the London interbank eurodollar rate ("LIBOR") plus a spread of 1.875% or approximately 7.5%. The CIBC Loan Agreement was repaid in full with proceeds provided by the financing described below on September 30, 1997, resulting in the Company expensing the unamortized debt issuance costs of approximately $296,000 as an extraordinary loss.

       TCW and ING Credit Agreements

On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provided the Company with an initial borrowing base of $45.0 million of which $17.8 million was drawn at closing. Subsequent to closing of the ING Credit Agreement, a portion of this loan was participated to Meespierson Capital Corp. and U.S. Bank National Association. The proceeds from the loans were used to finance the acquisition of the properties purchased from EREC, fund full repayment of the CIBC Loan Agreement, pay transaction costs and provide the Company with working capital. An additional $17.2 million was drawn under the ING Credit Agreement before December 31, 1997 to fund operating capital and the acquisition of the Woods Cross Refinery

The ING Credit Agreement constitutes a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $73.25 million borrowing base, are $9.5 million on June 29, 1999, $6.2 million for the next two quarters, $4.7 million for the next four quarters, $3.9 million for the next four quarters, $3.5 million for the next four quarters, and $3.0 million on March 29, 2003. As of

December 31, 1998, $67.7 million was outstanding under the ING Credit Agreement. Letters of credit, used to secure purchases of crude inventory for the refining operations, of $2.3 million were also outstanding as of December 31, 1998. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in a currently effective interest rate of approximately 6.8%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the lender.

The TCW Credit Agreement is comprised of a $65.0 million tranche and a $10.0 million tranche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. At that time, the TCW Credit Agreement loan converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted a warrant to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share (subject to anti-dilution adjustments) at any time after September 23, 2000 and before September 23, 2007 (see Note 12). The Company also granted registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million tranche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW Credit Agreement. Interest expense is calculated using the effective interest method for these borrowings. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. In regards to the $10 million tranche, upon payment in full of TCW Credit Agreement by the Company, TCW may elect to "put" their warrant back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return on this tranche. The TCW Credit Agreement restricts repayment of the indebtedness until October 1, 1999. The TCW Credit Agreement is secured by a second lien on substantially all assets of the Company.

On March 11, 1999, the Company entered into amendments of the ING Credit Agreement and the TCW Credit Agreement. The ING amendment increased the borrowing base to the $73.25 million noted earlier. The Company immediately borrowed the additional $3.25 million of availability and used the proceeds to reduce accounts payable. ING received a warrant to purchase 50,000 shares of common stock at $1.75 as consideration for entering into the amendment. Under the TCW amendment, TCW agreed to defer the quarterly payments for interest accruing during the initial six months of 1999 until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. The deferred interest will bear interest at 12%. TCW received a warrant to purchase 58,512 shares of common stock at $1.75 as consideration for entering into the amendment. The fair value of the borrowings under the ING and TCW Credit Agreements cannot currently be assessed due to the current financial condition of the Company.

The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. At December 31, 1998, the Company was in violation of certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement. All lenders have been notified of the covenant defaults including the filings of liens by vendors. In management's opinion, based on the recent borrowing base increase and interest deferral, the Company's lenders have shown a willingness to help the Company solve its working capital and liquidity issues. Although there cannot be assurances, the Company does not expect its lenders to issue notices of default allowing them to call their debt for repayment in the near future. The Company's management is estimating that current cash flow projections will not be sufficient to repay scheduled maturities given the projected oil and gas pricing environment in 1999. As a result, all borrowings for both these facilities have been classified as current under the cross-collateralization provisions of these agreements.

       Banque Paribas

The Company's Credit Agreement with Banque Paribas constituted a revolving line of credit in an amount not to exceed $23.75 million. The Company initially drew $12.5 million to partially fund the Crysen acquisition on December 31, 1997. The facility was used to fund working capital requirements and for letters of credit obligations. The Credit Agreement was secured by all refining assets of the Company. The Company's ability to borrow funds or have letters of credit issued under the Credit Agreement was subject to its compliance with various financial covenants and ratios. Amounts outstanding bear interest at the prime rate of The Chase Manhattan Bank in New York, New York, and interest is payable monthly. On May 29, 1998, the Company repaid in full, the Credit Agreement with Banque Paribas, resulting in $212,000 of unamortized debt issuance costs being expensed as an extraordinary item.

       Phillips

The Company assumed a $1.7 million note payable to Phillips Petroleum Company ("Phillips") in connection with the Crysen transaction. This note is unsecured and is repayable based on quantities of Phillips' crude oil processed through the Woods Cross Refinery, on a monthly basis. This agreement includes provisions for minimum refining requirements per month. Phillips greatly curtailed deliveries under the terms of the note, resulting in only a slight decrease in the outstanding principal from December 31, 1997 to 1998. If the note is not repaid by June 2003, the remaining principal outstanding at that date is repayable in equal monthly installments over 5 years. Subsequent to June 2003, the remaining principal outstanding bears interest at prime plus 3%, with a cap of 12%. Based on the uniqueness of this transaction, fair value is not a relevant measure for the Phillips note.

       Smith Farmout


Commencing June 1, 1998, the Company's drilling program was conducted under a Farmout Agreement with Smith Energy Partnership, an affiliate of Smith Management. Funds expended by Smith Management pursuant to this agreement were treated as debt by the Company for financial reporting purposes. Forty-three wells were drilled under the Farmout Agreement in 1998, aggregating net expenditures to Smith Management of $15.1 million (including management fees).

Under the Farmout Agreement, Smith Management agreed to fund 100% of the drilling and completion costs for wells commenced prior to October 1, 1998 and 70% for wells commenced after September 30, 1998. At the Company's option, Smith Management agreed to take production proceed payments either in cash or in shares of the Company's common stock. If the Company elects to pay using common stock, the stock is priced at a 10% discount to average closing price for the production month to which the payment relates. Through December 31, 1998, the Company has elected to make all payments in the form of common stock totaling 152,220 shares. Due to the uncertainty of timing for repayment of the borrowings, all amounts outstanding have been classified as long-term, scheduled beyond five years. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as both the Company, Smith Management and the Company's senior lenders agree to recommence such rights. In addition, a provision was added that gave Smith Management the option to receive cash rather than common stock if the average price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agree to such payment. The Farmout Agreement provides that Smith Management will reconvey all drill sites to the Company once Smith Management has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% on such expended sums. The carrying value of the Smith Farmout borrowing cannot be determined given the Company's current financial condition.

A summary of the Company's long-term debt follows (in thousands):


                                                December 31,
                                           -----------------------
                                              1998         1997
                                           ----------   ----------
TCW Credit Agreement                       $  75,000    $  75,000
Less discount on TCW Credit Agreement           (955)      (1,231)
                                           ---------    ---------
                                              74,045       73,769
Smith Farmout                                 15,085         --
ING Credit Agreement                          67,665       35,000
Banque Paribas                                  --         12,481
Phillips                                       1,593        1,660
Other                                            435          201
                                           ---------    ---------
            Total                            158,823      123,111
Current portion                             (141,709)        (167)
                                           ---------    ---------
Long-term portion                          $  17,144    $ 122,944
                                           =========    =========

As of December 31, 1998, the annual principal payments on long-term debt for the next five years are as follows (in thousands):


                  1999                                              141,709
                  2000                                                   30
                  2001                                                   33
                  2002                                                   37
                  2003                                                  194
                  Thereafter                                         16,820
                                                                 ----------
                                                                 $  158,823
                                                                 ==========

(8)    INCOME TAXES

In 1998 and 1997, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1998 is as follows (in thousands):


                                                           Deferred
                                              December 31, Expense   December 31,
                                                 1998     (Benefit)     1997
                                              ----------- ---------- ------------
Deferred tax assets:
    Net operating loss carryforwards           $ 14,174    $  7,273    $  6,901
    Smith Farmout debt                            5,483       5,483        --
                                               --------    --------    --------
              Total                              19,657      12,756       6,901
Valuation allowance                              (9,939)     (8,292)     (1,647)
                                               --------    --------    --------
              Deferred tax assets                 9,718       4,464       5,254
                                               --------    --------    --------
Deferred tax liabilities:
    Depletion, depreciation and amortization
       of property and equipment                 (9,718)     (4,464)     (5,254)
                                               --------    --------    --------
              Deferred tax liabilities           (9,718)     (4,464)     (5,254)
                                               --------    --------    --------
              Net deferred tax assets          $   --      $   --      $   --
                                               ========    ========    ========

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

Income tax expense for 1998, 1997 and 1996 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):


                                                  December 31,
                                         -------------------------------
                                           1998       1997       1996
                                         --------   --------   ---------
Expected statutory tax expenses at 34%   $(7,974)   $  (401)   $   729
Change in valuation allowance, net         8,292        540       (740)
Other                                       (318)      (139)        11
                                         -------    -------    -------
              Net tax expense            $    --    $    --    $    --
                                         =======    =======    =======

In 1997, $1.77 million of the valuation allowance was reversed upon the acquisition of Farmout Inc. as the book basis in the purchased assets was greater than the associated tax basis. No state or federal income taxes are payable at December 31, 1998 or 1997, and the Company did not pay any income taxes in 1998, 1997 or 1996.

At December 31, 1998, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $38.0 million, that expire from 1999 to 2018. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

(9)    CAPITAL STOCK

       Common Stock

On May 22, 1996, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 100,000,000 shares to 10,000,000 shares and reduce outstanding common shares from 40,927,999 shares to 4,092,800 shares. The shareholders further approved an increase in the number of post-split authorized shares from 10,000,000 shares to 25,000,000. All earnings per share amounts and weighted average common and common equivalent shares outstanding as reported on the consolidated statement of operations have been calculated based on post-reverse split share amounts.

       Preferred Stock

On July 31, 1996, the Company sold an affiliate of Smith 950,000 shares of a newly designated series of preferred stock of the Company (the "Series B Stock") which has 1,000,000 shares designated in the series. A director of the Company who is also a vice president of Smith entered into a similar agreement pursuant to which he agreed to purchase the remaining 50,000 shares of Series B Stock. The Series B Stock was issued by the Company for cash of $10.00 per share (an aggregate of $10.0 million). Concurrently with the issuance of the Series B Stock, the Company called for redemption of its outstanding Series A Convertible Preferred Stock (the "Series A Stock"). Each record holder of Series A Stock had the right to elect to receive either (i) cash in the amount of $54.00 per share, or (ii) 9.6726 shares of common stock for each share of Series A Stock. During 1996, 93,137 shares of Series A Stock elected to convert into 900,831 shares of common stock. The remaining 13,713 shares of Series A Stock were redeemed for $740,000.

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

The Series C Stock is initially convertible at any time by the holder into
8.333 shares of the Company common stock, an effective conversion price of $12.00 per share. The Series C Stock bears a dividend of 10% per annum. Accumulated dividends may also be converted by the holder at the same ratio as the Series C Stock. Subsequent to July 21, 2000, (the third anniversary), the Company has the option to redeem for cash at par value ($100 per share) all outstanding shares of Series C Stock plus accrued dividends. If not converted by the holder or redeemed for cash by the Company prior to the later of (i) July 21, 2005 (the eighth anniversary) or (ii) six months following maturity of any high yield offering or long-term debt financing in the aggregate amount of at least $25.0 million obtained after July 21, 1997, the Company must redeem the Series C Stock and all accrued dividends for (i) cash or, at the Company's election, (ii) common stock issued at 80% of the market price of the common stock on the day of redemption. Given the Company's current financial situation, the fair value of this financial instrument cannot be reasonably determined.

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

(10)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during 1998, 1997 and 1996 was approximately $11,629,000, $4,092,000 and $1,616,000, respectively.

During 1998, the Company paid interest on the Smith Farmout transaction, as allowed by its terms, by issuing common stock valued at $866,000.

During 1996, the Company purchased Farmout Inc. by issuing common stock valued at $6,542,000.

(11)   COMMITMENTS AND CONTINGENCIES

       Lease Commitments

The Company leases office space, railcars, catalyst and equipment under noncancellable operating leases. The Company has sublet office space under a previous office lease to a third party. The difference between the sublease income over the life of the previous lease and the required rental payments to be made by the Company was charged to expense in 1997. Lease payments under these outstanding leases, net of the sublease income, are approximately as follows (in thousands):


                     1999                         $1,347
                     2000                          1,168
                     2001                          1,049
                     2002                            917
                     2003                            402
                                                  ------
                    Total                         $4,883
                                                  ======

Total lease expense during 1998, 1997 and 1996 was $962,000, $148,000 and $108,000, respectively.

       Environmental Laws and Regulations

The Company is subject to increasingly demanding environmental standards imposed by federal, state and local laws and regulations. It is the policy of the Company to comply with applicable environmental laws and regulations.

Governmental regulations covering environmental issues are very complex and are subject to continual change. Accordingly, changes in the regulations or interpretations thereof, and the ultimate settlement of the amounts sought from other parties, could result in material future costs to the Company in excess of the amounts accrued. In connection with the Crysen acquisition, the Company established a reserve of $1.0 million to accrue for environmental obligations, various amounts were expended during 1998 against this accrual. As of December 31, 1998, the Company has a remaining accrual of $875,000 as management's estimate of the most likely liability. The range of the liability is estimated to be 44% lower and 11% higher. The Company is currently assessing the impact of proposed Clean Air legislation on it operations.

       401(k) Plan

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) Plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. Effective January 1, 1999, the Company match was reduced to 100% of the first 2% of salary contributed. Matching contributions of $373,000, $50,000 and $17,000 were made by the Company during 1998, 1997 and 1996, respectively.

       Legal Proceedings

The Company is from time to time involved in various legal proceedings characterized as normally incidental to the business. Management believes its defenses to any existing litigation will be meritorious and any adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will not have a material adverse effect on its financial condition or results of operations.

(12)   STOCK OPTIONS AND WARRANTS

       1988 Stock Option Plan

On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "1988 Plan") for key employees and directors of the Company. A total of 212,800 shares of common stock are reserved for issuance under the 1988 Plan. All options under the Plan are granted and become exercisable 90 days after grant date and expire 10 years from the date of grant. All options were exercisable at December 31, 1998.

       1997 Stock Option Plan

On April 30, 1997, another incentive stock option plan (the "1997 Plan") was adopted by the Board of Directors for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 500,000 shares for grant under the 1997 Plan of which 118,500 options (determined to vest immediately) were granted during 1997 and 1998 at prices equal to the market value of the Company's stock on the date of grant. There are 381,500 shares available for grant as of December 31, 1998.

A summary of option grants, exercise and average prices under both the plans is presented below:

                                          Weighted        Option           Weighted
                                           Average       Exercise         Fair Value
                              Number of   Exercise        Price           of Options
                               Options     Price          Range            Granted
                              ---------  --------- --------------------   ---------
Balance, December 31, 1995     150,460    $ 4.74    $2.50 -   $  11.50
Granted                         62,340      6.54     5.00 -       6.87      $2.99
                                                                             ====
Exercised                       (8,500)     5.31     3.13 -       6.50
                               -------    ------   -------------------
Balance, December 31, 1996     204,300      5.26     2.50 -      11.50
Granted                         88,500     10.36     8.50 -      11.00      $5.54
                                                                             ====
Exercised                      (70,100)     4.69     3.13 -       6.87
                               -------    ------   -------------------
Balance, December 31, 1997     222,700      7.58     2.50 -      11.50
Granted                         30,000      8.44     8.44 -       8.44      $6.08
                                                                             ====
Exercised                       (6,800)     5.46     2.50 -       6.87
                               -------    ------   -------------------
Balance, December 31, 1998*    245,900    $ 7.64   $   2.50   $  11.50
                               =======    ======   ========   ========

*All options are exercisable as of December 31, 1998.

       Non-Plan Grants

On May 22, 1996, the Warrant Agreement entered into on February 23, 1993, with the co-chief executive officer of the Company was terminated. The Warrant Agreement provided for the automatic grant of five-year warrants equal to 5% of the number of shares issued by the Company with an exercise price equal to the price at which such shares were issued. In consideration for the termination of the Warrant Agreement, the Compensation Committee extended the term of all warrants granted under the agreement (a total of 201,911 warrants) to June 1, 2003. All such warrants were outstanding and exercisable at December 31, 1998.

From time to time the Company grants nonqualified warrants and options to purchase common stock to its executive officers. The grants have vesting periods ranging from immediate to three years. The grants' lives vary from five to ten years. The table below summarizes the activities associated with these grants to executive officers.

                                                                       Weighted
                                            Weighted     Warrant      Fair Value
                                Number of   Average      Exercise     of Options
                               Options and  Exercise      Price      and Warrants
                                 Warrants    Price        Range         Granted
                                ---------  --------- --------------- ------------
Balance, December 31, 1995       201,911    $ 4.93   $5.00 - $ 6.51
Terminated                      (201,911)     4.93    5.00 -   6.51
Granted                          401,911      5.36    3.13 -   6.50    $2.51
                                                                        ====
                                --------    ------   --------------
Balance, December 31, 1996       401,911      5.36    3.13 -   6.50
Granted                          545,000     10.33    9.00 -  11.00    $4.89
                                                                        ====
                                --------    ------   --------------
Balance, December 31, 1997
    and 1998*                    946,911    $ 8.21   $3.13 - $11.00
                                ========    ======   =====   ======

Non plan options and warrants
    exercisable as of
    December 31, 1998            624,411    $ 7.15
                                 =======    ======

*No activity during 1998.

As discussed in Note 7, during 1997, a warrant to purchase 100,000 shares of common stock was issued to TCW in conjunction with the debt offering. These warrants vest on September 23, 2000 and have a ten year life. The discounted value ascribed to these warrants was $1,300,000 and was recorded as warrants outstanding on the date of grant.

During 1997, the Company also granted warrants to purchase 300,000 shares of common stock to four officers of the Company at a grant price of $16.00 per warrant. These grants are not actually considered outstanding until certain performance targets have been met by the Company. The grant period begins on November 11, 2000 and extends over a three year period. As a result of the unknown market price at the time of actual grant, these warrants are accounted for as a variable option plan and the value of the grant is marked-to-market. As of December 31, 1998, no compensation expense has been recorded associated with these warrants.

On March 15, 1995, the Company issued a consultant a warrant to purchase 25,000 shares of Common Stock at $6.50 per share. The warrant was exercised in 1998.

The Company has elected to account for grants of stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion No. 25. If compensation expense for grants of stock options and warrants had been determined consistent with Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share ("EPS") would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                         1998           1997          1996
                                                       --------       ---------     ---------
         Net income (loss)       As reported           $(23,452)       $(1,179)       $2,145
                                 Pro forma              (24,714)        (5,734)        1,451
         Basic EPS               As reported              (2.93)         (0.30)         0.38
                                 Pro forma                (3.08)         (0.92)         0.29
         Diluted EPS             As reported              (2.93)         (0.30)         0.30
                                 Pro forma                (3.08)         (0.92)         0.23

Due to the requirements of Statement No. 123, the calculated compensation expense in 1998, 1997 and 1996 as adjusted in the pro forma amounts above, may not be representative of compensation expense to be calculated in future years. The pro forma adjustments are calculated using an estimate of the fair value of each option and warrant on the date of grant. The Company used the following assumptions within the Black-Scholes pricing model to estimate the fair value of stock option and warrant grants in 1998, 1997 and 1996:


                                                1998             1997               1996
                                              --------         --------           ---------
         Weighted average remaining life      5 years           4.9 years          4.8 years
         Risk-free interest rate                 5.3%        5.7% to 6.5%       5.1% to 7.3%
         Expected dividend yield                   0%                  0%                 0%
         Expected lives                       5 years        3 to 5 years       3 to 5 years
         Expected volatility                    87.5%               54.3%              57.1%

(13)   SEGMENT AND RELATED INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that established standards for reporting information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services and major customers.

The Company operates in two segments; oil and gas exploration, development and production ("E&P") operations in the Monument Butte Field in Utah and crude oil refining in Woods Cross, Utah. No segment disclosures are presented for 1997 or 1996 as Inland operated only in the E&P segment until the acquisition of the Woods Cross Refinery on December 31, 1997 for $22.9 million. Segment disclosures for the year ended December 31, 1998 are as follows (in thousands).

                                                    Year Ended December 31, 1998
                                             -----------------------------------------
                                               E&P     Refinery   Eliminations  Total
                                             -------  ---------- ------------- -------
Revenues from external customers            $ 14,920   $ 68,477   $   --      $ 83,397
Revenues from transactions with operating
    segments of the same enterprise            6,358       --       (6,358)       --
Interest income and other                        604        215       (498)        321
Interest expense                              14,895        892       (497)     15,290
Lease operating and production taxes           8,816       --         --         8,816
Depreciation, depletion and amortization      12,025        770       --        12,795
Extraordinary items                             --          212       --           212
Capital additions                             39,391      5,936       --        45,327
Total assets at December 31, 1998            183,389     27,222    (14,782)    195,829

Sales to the following Company's represented 10% or more of the Company's revenues (in thousands):

                                     1998            1997          1996
                                   --------        --------      --------
              Customer A            $19,141        $  --          $   --
              Customer B             11,232           --              --
              Customer C             10,370         12,320          10,129
              Customer D               --            3,086           1,196

(14)   OIL AND GAS PRODUCING ACTIVITIES

       Cost Incurred in Oil and Gas Producing Activities (in thousands):

                                       1998     1997      1996
                                     --------  -------  --------
Unproved property acquisition cost   $   303   $12,543   $   189
Proved property acquisition cost         105    56,989       363
Development cost                      37,709    28,563    21,577
Exploration cost                         153        61       875
                                     -------   -------   -------
       Total                         $38,270   $98,156   $23,004
                                     =======   =======   =======

         Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands):

                                            1998          1997         1996
                                          --------      --------     --------
Unproved properties                       $  14,585    $  13,806    $   6,165
Proved properties                           161,472      127,500       39,693
Gas and water transportation facilities       4,481        2,523          975
                                          ---------    ---------    ---------
       Total                                180,538      143,829       46,833

Accumulated depletion, depreciation and
    amortization                            (21,433)     (10,009)      (3,835)
                                          ---------    ---------    ---------
       Total                              $ 159,105    $ 133,820    $  42,998
                                          =========    =========    =========

       Results of Operations For Oil and Gas Producing Activities

Had the Company been in position to pay income taxes based on the statutory tax rate for the period, the results of operations, defined as revenues, less production costs, exploration expenses, depreciation, depletion and amortization, valuation provisions and income taxes would have been $187,000, $4,275,000 and $3,342,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       Standardized Measure of Discounted
          Future Net Cash Flows (Unaudited)

SFAS No. 69 "Disclosures about Oil and Gas Producing Activities" ("SFAS No. 69")prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                       1998         1997          1996
                                     --------     ---------    ---------
Future cash inflows                  $ 183,642    $ 694,065    $ 210,473
Future production costs                (88,870)    (251,434)     (63,007)
Future development costs                  --       (232,087)     (31,941)
Future income tax provision               --        (33,394)     (27,174)
                                     ---------    ---------    ---------
Future net cash flows                   94,772      177,150       88,351
Less effect of 10% discount factor     (40,659)     (98,528)     (35,368)
                                     ---------    ---------    ---------
Standardized measure of discounted
    future net cash flows            $  54,113    $  78,622    $  52,983
                                     =========    =========    =========

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                               1998         1997          1996
                                             --------     ---------    ---------
Standardized measure, beginning of year     $  78,622    $  52,983    $   9,431
Purchase of reserves in place                      76       45,747        5,398
Sales of oil and gas produced, net of
    production costs                          (12,462)     (13,019)      (8,659)
Net change in prices, net production cost     (96,051)     (42,277)      13,448
Extensions, discoveries and improved
    recovery, net                               7,910       12,922       96,807
Revisions of previous quantity estimates      (58,104)      12,351        1,428
Change in future development costs            232,087        9,557      (16,122)
Net change in income taxes                     15,200        3,706      (22,954)
Accretion of discount                           9,384        7,190      (13,838)
Changes in production rates and other        (122,549)     (10,538)     (11,956)
                                            ---------    ---------    ---------
Standardized measure, end of year           $  54,113    $  78,622    $  52,983
                                            =========    =========    =========

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

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The impact of oil and gas prices has a significant impact on the standardized measure. Future increases or decreases in oil or gas prices increase or decrease the value of the standardized measure accordingly. As of December 31, 1998, the Company used prices of $7.60 per Bbl and $2.34 per Mcf which is reflective of the actual price received by the Company. The Company is currently receiving approximately $11.00 per Bbl and $1.90 per Mcf for the sale of its oil and gas.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1998, 1997 and 1996:

                                            1998                  1997                  1996
                                    --------------------- --------------------- ---------------------
                                    Oil (MBbl) Gas (MMcf) Oil (MBbl) Gas (MMcf) Oil (MBbl) Gas (MMcf)
                                    --------------------- --------------------- ---------------------
Proved reserves, beginning of year    37,135     75,483      7,312     10,188      3,016      5,663
Purchase of reserves in place             21         14     15,071     26,387        485      1,202
Extensions and discoveries              --         --       12,836     34,744      3,950      5,807
Improved recoveries                    3,145      2,814      1,723     (1,870)      --         --
Production                            (1,501)    (3,006)      (855)    (1,637)      (502)      (710)
Revisions of previous estimates      (20,198)   (57,242)     1,048      7,671        363     (1,774)
                                     -------    -------    -------    -------    -------    -------
Proved reserves, end of year          18,602     18,063     37,135     75,483      7,312     10,188
                                     =======    =======    =======    =======    =======    =======

Proved developed reserves,
    beginning of year                 12,980     15,224      4,385      5,409      1,227      1,223
                                     =======    =======    =======    =======    =======    =======

Proved developed reserves,
     end of year                      18,394     18,030     12,980     15,224      4,385      5,409
                                     =======    =======    =======    =======    =======    =======

(15)   QUARTERLY EARNINGS (UNAUDITED)

Summarized unaudited quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share data):

                                                      Quarter Ended
                                    --------------------------------------------------
                                     March 31,    June 30,  September 30, December 31,
                                      1998         1998        1998         1998
                                    ----------  ----------  ----------  --------------
Revenues                             $ 22,081    $ 21,753    $ 20,845    $ 18,718
Operating income (loss)                  (603)      1,356        (459)     (8,565)
Net loss before extraordinary item     (3,870)     (2,136)     (4,224)    (13,010)
Net loss                               (3,870)     (2,348)     (4,224)    (13,010)
Basic and diluted loss per share
     before extraordinary item          (0.49)      (0.28)      (0.53)      (1.60)
Basic and diluted loss per share        (0.49)      (0.31)      (0.53)      (1.60)

                                                      Quarter Ended
                                    --------------------------------------------------
                                     March 31,    June 30,  September 30, December 31,
                                      1997         1997        1997         1997
                                    ----------  ----------  ----------  --------------
Revenues                             $3,602       $2,885      $3,915        $6,780
Operating income                      1,114          587         860         1,798
Net income (loss) before
     extraordinary item                 631           78         323        (1,051)
Net income (loss)                       631         (768)         28        (1,051)
Basic earnings (loss) per share
     before extraordinary item         0.10         0.01       (0.03)        (0.15)
Diluted earnings (loss) per share
     before extraordinary item         0.08         0.01       (0.03)        (0.15)
Basic earnings (loss) per share        0.10        (0.12)      (0.07)        (0.15)
Diluted earnings (loss) per share      0.08        (0.09)      (0.07)        (0.15)

                          INDEX TO EXHIBITS

   Item
   Number           Description
   ------           -----------
    2.1             Agreement and Plan of Merger between Inland Resources Inc.
                    ("Inland"), IRI Acquisition Corp. and Lomax Exploration
                    Company (exclusive of all exhibits) (filed as Exhibit 2.1 to
                    Inland's Registration Statement on Form S-4, Registration
                    No. 33-80392, and incorporated herein by this reference).

    3.1 Amended and Restated Articles of Incorporation, as amended through July 21, 1997 (filed as Exhibit 3.1 to Inland's Form
                    10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

    3.2             By-Laws of Inland (filed as Exhibit 3.2 to Inland's
                    Registration Statement on Form S-18, Registration No.
                    33-11870-F, and incorporated herein by reference).

    3.2.1 Amendment to Article IV, Section 1 of the Bylaws of Inland adopted February 23, 1993 (filed as Exhibit 3.2.1 to
                    Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

    3.2.2           Amendment to the Bylaws of Inland adopted April 8, 1994
                    (filed as Exhibit 3.2.2 to Inland's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

    3.2.3           Amendment to the Bylaws of Inland adopted April 27, 1994
                    (filed as Exhibit 3.2.3 to Inland's Registration Statement on Form S-4, Registration No. 33-80392, and incorporated herein by reference).

    4.1             Credit Agreement dated September 23, 1997 between Inland
                    Production Company ("IPC"), Inland, ING (U.S.) Capital
                    Corporation, as Agent, and Certain Financial Institutions, as banks (filed as Exhibit 4.1 to Inland's Current Report on
                    Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.1.1 Third Amendment to Credit Agreement entered into as of April 22, 1998, amending Exhibit 4.1 (filed as Exhibit 4.1.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.1.2           Amended and Restated Credit Agreement dated as of
                    September 11, 1998 amending and restating Exhibit 4.1.

  * 4.1.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999 amending Exhibit 4.1.2.

    4.2             Credit Agreement dated September 23, 1997, among IPC,
                    Inland, Trust Company of the West, and TCW Asset Management
                    Company, in the capacities described therein (filed as Exhibit 4.2 to Inland's Current Report on Form 8-K dated
                    September 23, 1997, and incorporated herein by reference).

    4.2.1 Second Amendment to Credit Agreement entered into as of April 22, 1998, amending Exhibit 4.2 (filed as Exhibit 4.2.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.2.2           Amended and Restated Credit Agreement dated as of
                    September 11, 1998, amending and restating Exhibit 4.2.

  * 4.2.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999, amending Exhibit 4.2.2.

    4.3             Intercreditor Agreement dated September 23, 1997, between
                    IPC, TCW Asset Management Company, Trust Company of the West and ING (U.S.) Capital Corporation (filed as Exhibit 4.3 to
                    Inland's Current Report on Form 8-K dated September 23,
                    1997, and incorporated herein by reference).

    4.3.1 Third Amendment to Intercreditor Agreement entered into as of April 22, 1998, amending Exhibit 4.3 (filed as Exhibit
                    4.3.1 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

  * 4.3.2           Amended and Restated Intercreditor Agreement dated as of
                    September 11, 1998, amending and restating Exhibit 4.3.

  * 4.3.3           First Amendment to Amended and Restated Intercreditor
                    Agreement dated as of March 5, 1999, amending Exhibit 4.3.2.

    4.4             Warrant Agreement by and between Inland and TCW Portfolio
                    No. 1555 DR V Sub-Custody Partnership, L.P. dated September
                    23, 1997 (filed as Exhibit 4.4 to Inland's Current Report on
                    Form 8-K dated September 23, 1997, and incorporated herein by reference).

    4.5 Warrant issued by Inland pursuant to the Warrant Agreement, dated September 23, 1997, representing the right to purchase
                    100,000 shares of Inland's Common Stock (filed as Exhibit
                    4.5 to Inland's Current Report on Form 8-K dated September
                    23, 1997, and incorporated herein by reference).

    4.6             Credit Agreement dated as of December 24, 1997 between
                    Inland Refining, Inc. and Banque Paribas (without exhibits)
                    (filed as Exhibit 4.1 to the Company's Current Report on
                    Form 8-K dated December 31, 1997, and incorporated herein by reference).

   10.1             1988 Option Plan of Inland Gold and Silver Corp. (filed as
                    Exhibit 10(15) to Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

   10.1.1           Amended 1988 Option Plan of Inland Gold and Silver Corp.
                    (filed as Exhibit 10.10.1 to Inland's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

   10.1.2           Amended 1988 Option Plan of Inland, as amended through
                    August 29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as
                    Exhibit 10.1.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.1.3           "Automatic Adjustment to Number of Shares Covered by Amended
                    1988 Option Plan" executed effective June 3, 1996 (filed as
                    Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.2             Warrant Agreement and Warrant Certificate between Kyle R.
                    Miller and Inland dated February 23, 1993 (filed as Exhibit
                    10.2 to Inland's Current Report on Form 8-K dated February
                    23, 1993, and incorporated herein by reference).

   10.2.1           Warrant Certificate between Kyle R. Miller and Inland dated
                    October 15, 1993 representing 3,150 shares (filed as Exhibit
                    10.2.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.2           Warrant Certificate between Kyle R. Miller and Inland dated
                    March 22, 1994 representing 5,715 shares (filed as Exhibit
                    10.2.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.3           Warrant Certificate between Kyle R. Miller and Inland dated
                    September 21, 1994 representing 44,811 shares (filed as
                    Exhibit 10.2.3 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.4           Warrant Certificate between Kyle R. Miller and Inland dated
                    September 21, 1994 representing 38,523 shares (filed as
                    Exhibit 10.2.4 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.5           Warrant Certificate between Kyle R. Miller and Inland dated
                    September 21, 1994 representing 30,000 shares (filed as
                    Exhibit 10.2.5 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.2.6           Amendment to Warrant Certificates filed as Exhibits 10.2,
                    10.2.1 and 10.2.2 (filed as Exhibit 10.2.6 to Inland's
                    Annual Report on Form 10-KSB for the fiscal year ended
                    December 31, 1994, and incorporated herein by reference).

   10.2.7           Warrant Certificate between Kyle R. Miller and Inland dated
                    November 16, 1993 representing 1,500 shares (filed as
                    Exhibit 10.2.7 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.8           Warrant Certificate between Kyle R. Miller and Inland dated
                    March 15, 1995 representing 1,250 shares (filed as Exhibit
                    10.2.8 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.9           Warrant Certificate between Kyle R. Miller and Inland dated
                    November 6, 1995 representing 30,000 shares (filed as
                    Exhibit 10.2.9 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.2.10          First Amendment to Warrant Agreement between Inland and
                    Kyle R. Miller dated October 19, 1995 (filed as Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

   10.2.11          Warrant Certificate between Inland and Kyle R. Miller dated
                    May 22, 1996 (corrected version) (filed as Exhibit 10.2.11 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.2.12          Warrant Certificate between Inland and Kyle R. Miller dated
                    January 23, 1997 representing 70,000 shares (filed as
                    Exhibit 10.2.12 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.2.13          Option Certificate between Inland and Kyle R. Miller dated
                    November 10, 1997 representing 225,000 shares (filed as
                    Exhibit 10.2.13 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.3             Employment Agreement between Inland and Kyle R. Miller dated
                    June 1, 1996 (filed as Exhibit 10.2 to Inland's Quarterly
                    Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

   10.4 Employment Agreement between Inland and Bill I. Pennington dated June 1, 1996 (corrected version) (filed as Exhibit
                    10.9.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.5             Chevron Crude Oil Purchase Contract No. 531144 dated
                    October 25, 1998, as amended by Amendment No. 1 dated
                    November 27, 1989, Amendment No. 2 dated September 12, 1990,
                    Amendment 3 dated July 15, 1991, Amendment No. 4 dated
                    January 22, 1992, Amendment No. 5 dated January 13, 1993, and the March 4, 1992 letter from Chevron U.S.A. Products
                    Company to all Chevron Products Company customers (filed as
                    Exhibit 10.29 to Inland's Registration Statement on Form
                    S-4, Registration No. 33 80392, and incorporated herein by reference).

   10.6 Registration Rights Agreement dated September 21, 1994 between Inland and Energy Management Corporation, a wholly owned subsidiary of Smith Management Company, Inc. and the assignee of Smith Management Company, Inc. under the Subscription Agreement filed as Exhibit 10.9 (filed as
                    Exhibit 10.19 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.6.1 Correspondence constituting an amendment/clarification of the Registration Rights Agreement filed as Exhibit 10.10
                    (filed as Exhibit 10.19.1 to Inland's Annual Report on Form
                    10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.6.2           Registration Rights Agreement dated March 20, 1995 between
                    Inland and Energy Management Corporation (filed as Exhibit
                    10.19.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

   10.7             Warrant Certificate dated November 22, 1995 granted by
                    Inland to Randall D. Smith, together with Exhibit "A", a
                    Registration Rights Agreement (filed as Exhibit 10.29.1 to
                    Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.7.1 Form of Registration Rights Agreement dated June 12, 1996 between Inland, Smith Management Company, Inc. and Randall
                    D. Smith, Jeffrey A. Smith and John W. Adams (filed as
                    Exhibit 10.2 to Inland's Current Report on Form 8-K dated
                    June 12, 1996, and incorporated herein by reference).

   10.7.2           Security Agreement dated June 12, 1996 between
                    Randall D. Smith, Jeffrey A. Smith and John W. Adams and
                    Inland (filed as Exhibit 10.3 to Inland's Current Report on
                    Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.3           Form of Agreement dated June 12, 1996 between Inland and
                    Arthur J. Pasmas (filed as Exhibit 10.4 to Inland's Current
                    Report on Form 8-K dated June 12, 1996, and incorporated herein by reference).

   10.7.4 Form of Registration Rights Agreement entered into as of July 31, 1996 between Inland and Arthur J. Pasmas (filed as
                    Exhibit 10.5 to Inland's Current Report on Form 8-K dated
                    June 12, 1996, and incorporated herein by reference).

   10.7.5           Form of Amendment to Registration Rights Agreement filed as
                    Exhibit 10.29.6 (filed as Exhibit 10.29.7 to Inland's Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.8             Crude Oil Call/Put Option (Costless Collar) between IPC and
                    Koch Gas Services Company dated November 20, 1995 (filed as
                    Exhibit 10.30 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference).

   10.9             Swap Agreement dated November 22, 1994 between Inland and
                    Joint Energy Development Investments Limited Partnership
                    (filed as Exhibit 10.1 to Inland's Quarterly Report on Form
                    10-QSB for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

   10.10            Employment Agreement between Inland and John E. Dyer dated
                    June 1, 1996 (corrected version) (filed as Exhibit 10.35 to
                    Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.10.1          Amendment to Employment Agreement filed as Exhibit 10.26
                    (filed as Exhibit 10.35.1 to Inland's Annual Report on Form
                    10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11            Warrant Certificate between Inland and John E. Dyer dated
                    May 22, 1996 representing 50,000 shares (corrected version)
                    (filed as Exhibit 10.37 to Inland's Annual Report on Form
                    10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11.1          Warrant Certificate between Inland and John E. Dyer dated
                    January 23, 1997 representing 70,000 shares (filed as
                    Exhibit 10.37.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.11.2          Option Certificate between Inland and John E. Dyer dated
                    November 10, 1997 representing 150,000 shares (filed as
                    Exhibit 10.28.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.12 Warrant Certificate between Inland and Bill I. Pennington dated May 22, 1996 representing 50,000 shares (corrected version) (filed as Exhibit 10.38 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.12.1 Warrant Certificate between Inland and Bill I. Pennington dated January 23, 1997 representing 60,000 shares (filed as
                    Exhibit 10.38.1 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.12.2 Option Certificate between Inland and Bill I. Pennington dated November 10, 1997 representing 125,000 shares (filed as Exhibit 10.29.2 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.13 Option Certificate between Inland and Michael J. Stevens dated November 10, 1997 representing 100,000 shares (filed as Exhibit 10.30 to Inland's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.14            Letter agreement dated October 30, 1996 between Inland and
                    Johnson Water District (filed as Exhibit 10.41 to Inland's
                    Annual Report on Form 10-KSB for the fiscal year ended
                    December 31, 1996, and incorporated herein by reference).

   10.15            Collar between Koch Oil Company and Inland effective
                    January 1, 1997 (filed as Exhibit 10.42 to Inland's Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference).

   10.16            Securities Purchase Agreement dated July 21, 1997 between
                    Inland and Joint Energy Development Investments Limited
                    Partnership (filed as Exhibit 10.1 to Inland's Quarterly
                    Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.16.1          Registration Rights Agreement dated July 21, 1997 between
                    Inland and Joint Energy Development Investments Limited
                    Partnership (filed as Exhibit 10.2 to Inland's Quarterly
                    Report on Form 10-QSB for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.17 Employment Agreement between Inland and Michael J. Stevens dated May 1, 1997 (filed as Exhibit 10.39 to Inland's Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference).

   10.18            Interest Rate Cap Agreement dated April 30, 1998 between
                    IPC and Enron Capital and Trade Resources Corp. (filed as
                    Exhibit 10.4 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

   10.19 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland's Current Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

 * 10.20            Warrant Agreement dated as of March 5, 1999 between Inland
                    Resources Inc. and TCW Portfolio No. 1555 DR V Sub-Custody
                    Partnership, L.P.

 * 10.21            Warrant Certificate dated March 5, 1999 between Inland and
                    TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                    representing 58,512 shares.

 * 10.22            Swap Agreement dated March 10, 1999 between Inland and Enron
                    Capital and Trade Resources Corp.

 * 10.23            Swap Agreement dated March 10, 1999 between Inland and Enron
                    Capital and Trade Resources Corp.

 * 21.1             Subsidiaries of Inland.

 * 23.1             Consent of Arthur Andersen LLP.

 * 23.2             Consent of Ryder Scott Company Petroleum Engineers.

 * 27.1             Financial Data Schedule.

--------------------------------
*        Filed herewith