Form 10-K405/A
period 1998-12-31
INLAND RESOURCES INC
filed 1999-04-30
CIK 717754

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

                                 -------------

                             INLAND RESOURCES INC.
             (Exact Name of Registrant as Specified in its Charter)

               WASHINGTON                              91-1307042
     (State or Other Jurisdiction of                 (IRS Employer
     Incorporation or Organization)              Identification Number)


               410 17th Street
               Suite 700
               Denver, Colorado
               (303) 893-0102
     (Address of Principal Executive Offices)              80202
                                                        (Zip Code)

         Issuer's telephone number, including area code: (303) 893-0102

                                 -------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of the Registrant's knowledge, in any amendment to the Form 10-K filed by the Registrant for the fiscal year ended December 31, 1998. [X]

         At March 31, 1999, the Registrant had outstanding 8,529,765 shares of par value $.001 common stock. The aggregate value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $5,480,000.

         The Registrant hereby amends the Form 10-K filed by the Registrant for the fiscal year ended December 31, 1998 to incorporate the information required by Part III of Form 10-K.


===============================================================================

                               TABLE OF CONTENTS

                                                                                                                PAGE

PART III.

Item 10.     Directors and Executive Officers of the Registrant...................................................1
Item 11.     Executive Compensation...............................................................................3
Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................................6
Item 13.     Certain Relationships and Related Transactions.......................................................8

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Kyle R. Miller, age 46, has served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since November 20, 1998. From December 10, 1992 to November 20, 1998, Mr. Miller served as President and Chief Executive Officer of the Company. He was Chairman of the Board of Directors from December 10, 1992 until September 21, 1994, and was reappointed Chairman on October 1, 1996. For the five years prior to becoming President and Chief Executive Officer of the Company, Mr. Miller was engaged in oil and gas exploration through his own company, Miller Oil Company.

         Arthur J. Pasmas, age 64, has served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since November 20, 1998. He has been a Director of the Company since 1994. Mr. Pasmas has been Vice President of Smith Management LLC ("Smith Management") (or affiliated entities), New York, New York, a private investment firm, since 1987. Prior thereto, he was the founder in 1968, and served as President and Chief Executive Officer, of Resources Investment Corporation until it was acquired by an affiliate of Smith Management in 1987. He currently manages various oil and gas investments for Smith Management from offices in Houston, Texas, and also serves as a director of Hawaiian Airlines, Inc.

         Thomas J. Trzanowski, age 60, has served as a Director of the Company since 1996. Mr. Trzanowski has served as President and a director of Pengo Realty Group, Inc., New York, New York, a private real estate holding company engaged in real estate investments, since June 1994. He has also served as President and a director of Spire Realty Group, Inc., Houston, Texas, a private property management company, since July 1989. Both companies are affiliates of Smith Management. Mr. Trzanowski also served as Treasurer of various affiliates of Smith Management from November 1983 through December 1994. Mr. Trzanowski has served as a director of Hawaiian Airlines, Inc. since February, 1998.

         Gregory S. Anderson, age 42, has served as a Director of the Company since February 17, 1998. Since October 1993, he has been the President and Chief Executive Officer of Sundance Venture Partners, L.P. II, a venture capital firm located in Phoenix, Arizona. Prior thereto, he served for over eight years as Vice President and General Manager of El Dorado Investment Company, a venture capital firm located in Phoenix, Arizona. Mr. Anderson also serves as a director of Valley Commerce Bank.

         Bruce M. Schnelwar, age 58, has served as a Director of the Company since February 17, 1998. Since August 1994, he has served as Senior Vice President and Chief Financial Officer of Smith Management (or affiliated entities), and prior thereto served as Executive Vice President and Chief Financial Officer of Margaretten Financial Corporation, a mortgage banking company, for over two years.

EXECUTIVE OFFICERS

         The following table sets forth certain information as of April 23, 1999 regarding the executive officers of the Company. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of the Company and any other person pursuant to which he was or is to be selected as an officer.

                                                                                    SERVED AS EXECUTIVE
NAME                            AGE                    POSITION                        OFFICER SINCE

Arthur J. Pasmas                 64      Co-Chairman and Co-Chief Executive                1998
                                         Officer
Kyle R. Miller                   46      Co-Chairman and Co-Chief Executive                1992
                                         Officer
John E. Dyer                     36      President and Chief Operating Officer             1993

Bill I. Pennington               47      Vice President and Chief Financial                1994
                                         Officer
Michael J. Stevens               33      Vice President, Secretary and                     1993
                                         Treasurer
William T. War                   56      Vice President                                    1998


         *Biographical information on Messrs. Pasmas and Miller is set forth previously in this Annual Report.

         John E. Dyer. Mr. Dyer has been Chief Geologist of the Company since March 1, 1993, President since November 20, 1998, Vice President of the Company since April 28, 1993 and Chief Operating Officer of the Company since March 22, 1996. From January 1992 until his association with the Company, he was an independent consulting geologist to the oil and gas industry for various companies. From March 1988 through December 1991, he was the Chief Geologist for Miller Oil Company.

         Bill I. Pennington. Mr. Pennington has served as Chief Financial Officer of the Company since September 21, 1994, and as Vice President since March 22,1996. He served as a director of the Company from September 21, 1994 until September 25, 1996 and as Treasurer of the Company from September 21, 1994 until March 22, 1996. He also served as President, Chief Operating Officer and a Director of Lomax Exploration Company, now known as Inland Production Company ("IPC"), from May 1987 until the Company's acquisition of IPC on September 21, 1994. From March 1986 until May 1987, Mr. Pennington was a manager with the accounting firm of Coopers & Lybrand in Houston, Texas. From 1983 through 1986, Mr. Pennington was an Executive Vice President and a director of Texas General Petroleum Corporation, a Texas corporation. Mr. Pennington is a certified public accountant.

         Michael J. Stevens. Mr. Stevens has been the Controller of the Company since June 28, 1993, the Secretary since September 30, 1993 and a Vice President since April 30, 1997. He was the Treasurer of the Company from September 30, 1993 until September 21, 1994, and was reappointed as Treasurer on March 22, 1996. Prior to his association with the Company, he was a manager with the accounting firm of Coopers & Lybrand in Minneapolis, Minnesota and a senior internal auditor at Diversified Energy, Inc., a publicly traded oil and gas company in Minneapolis, Minnesota. Mr. Stevens is a certified public accountant.

         William T. War. Mr. War has served as Vice President of the Company since October 5, 1998. From June, 1990 until his association with the Company, Mr. War was Project Manager for Louisiana Land & Exploration/Burlington Resource's Lost Cabin Gas Plant. From October 1978 to November 1987, he founded and served as President of Fuel Chemicals Incorporated and co-founded and served as Executive Vice President of JN Exploration and Production and JN Incorporated/Nielson International. Prior thereto since 1966, he served in engineering, management and executive positions with Shell, Union Carbide, Dow Chemical and Husky Oil.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission").

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act or upon written representations received by the

Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Commission any Form 3, 4 or 5 during 1998.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned by the Company's Co-Chief Executive Officers and each of its three other most highly compensated executive officers for the year ended December 31, 1998 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996:

                                                                                                      LONG TERM
                                                                ANNUAL COMPENSATION                  COMPENSATION
                                                   ----------------------------------------------   ---------------
                                                                                                      SECURITIES
                                                                                                      UNDERLYING
                                                                                   OTHER ANNUAL       OPTIONS OR
NAME/PRINCIPAL POSITION                   YEAR       SALARY           BONUS        COMPENSATION        WARRANTS
--------------------------------------   -------   -------------   ------------  ----------------   ---------------
Arthur J. Pasmas,                         1998         --              --              --                 --
Co-Chief Executive Officer

Kyle R. Miller,                           1998      $250,000           --            $36,373(1)           --
Co-Chief Executive Officer                1997      $199,559        $85,000          $19,147            295,000
                                          1996      $180,000        $45,000          $71,924(2)         100,000

John E. Dyer,                             1998      $175,000           --            $21,934(3)           --
President and                             1997      $148,187        $60,000          $ 1,681            220,000
   Chief Operating Officer                1996      $109,400        $34,375          $ 4,609             50,000

Bill I. Pennington,                       1998      $175,000           --            $21,705(4)           --
Vice President and                        1997      $148,236        $60,000          $ 3,958            185,000
   Chief Financial Officer                1996      $137,500        $34,375          $ 2,043             50,000

Michael J. Stevens,                       1998      $100,000           --            $13,933(5)           --
Vice President, Secretary and             1997      $ 90,430        $25,000          $ 3,459            100,000
   Treasurer                              1996      $ 73,507        $ 5,000          $ 1,187             12,240

----------------

(1) Vacation compensation in 1998 for Mr. Miller totaled $15,623 and 401(k) matching compensation totaled $8,750. In addition, Mr. Miller received $12,000 compensation with respect to his automobile.
(2) Includes a $50,000 payment for Mr. Miller canceling his prior employment agreement and entering into a new one.
(3) Vacation compensation in 1998 for Mr. Dyer totaled $13,126 and 401(k) matching compensation totaled $8,808.
(4) Vacation compensation in 1998 for Mr. Pennington totaled $12,453 and 401(k) matching compensation totaled $9,252.
(5) Vacation compensation in 1998 for Mr. Stevens totaled $7,933 and 401(k) matching compensation totaled $6,000.

COMPENSATION OF DIRECTORS

         Directors of the Company are entitled to reimbursement for their reasonable expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Directors of the Company who are not employees are paid an annual fee of $12,000 plus $1,000 for each meeting attended personally, $500 for each meeting attended telephonically and $500 for each meeting of any committee whether attended personally or telephonically. Each non-employee director is also granted an option for 6,000 shares of Common Stock upon the date of initial election and upon the date of each reelection to the Board at an exercise price equal to the fair market value of the Common Stock on the business day preceding the date of election or reelection. The Board of Directors may also grant discretionary options to directors, in addition to the foregoing options.

OPTION / WARRANT / SAR GRANTS

         The Company granted no options, warrants or SAR grants during 1998.

OPTION / WARRANT / SAR EXERCISES AND YEAR-END VALUE TABLE

         The following table sets forth certain information regarding option exercises and the value of the outstanding options and warrants to purchase Common Stock and SARS held by the Named Officers at December 31, 1998:

                                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                                        OPTIONS AT                            OPTIONS AT
                            NUMBER OF                 FISCAL YEAR END                      FISCAL YEAR END(1)
                             SHARES      --------------------------------------------- ------------------------------
                           ACQUIRED ON      REALIZED
NAME                        EXERCISE         VALUE       EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -------------- ------------------------------ -------------- -------------- ---------------

Arthur J. Pasmas               --             --            15,000            --            --             --

Kyle R. Miller                 --             --           396,411          222,500         --             --

John E. Dyer                   --             --           120,500          160,000         --             --

Bill I. Pennington             --             --           100,833          134,167         --             --

Michael J. Stevens             --             --            28,907           83,333         --             --


---------------------

(1) Value is based on the closing bid price of $1.19 per share on December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Arthur J. Pasmas served as Chairman of the Compensation Committee of Inland's Board of Directors and also served as Co-Chief Executive Officer. Mr. Pasmas received no compensation for his duties as Co-Chief Executive Officer.

REPORT FROM THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors determines the compensation of the Named Officers. The Compensation Committee has furnished the following report on executive compensation in connection with this Annual Report.

         Compensation Philosophy. As members of the Compensation Committee, it is our duty to administer the executive compensation program for the Company. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of the Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation. The Company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in stockholder value. The Compensation Committee regularly reviews the compensation packages of the Company's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, the Company's financial performance, the market compensation for executives of similar background and experience and the performance of the executive officer under consideration. The particular elements of the Company's compensation programs for executive officers are described below.

         Compensation Structure. The executive base compensation for the Named Officers is intended to be competitive with that paid in comparably situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing the Company's executive compensation program are:

         (1) To fairly compensate the executive officers of the Company for their contributions to the Company's short-term and long-term performance. The elements of the Company's executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

         (2) To allow the Company to attract, motivate and retain the management personnel necessary to the Company's success by providing an executive compensation program comparable to that offered by companies with which the Company competes for management personnel. Individual's base salaries are determined by the Compensation Committee based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

         Executive Officer Employment Agreements. Each of the Named Officers, other than Arthur J. Pasmas, is party to an employment agreement, as described below, which affects the amount of his compensation.

         Executive Compensation Deductibility. It is the Company's intent that amounts paid pursuant to the Company's compensation plans will generally be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to the Named Officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                       COMPENSATION COMMITTEE
                       OF THE BOARD OF DIRECTORS
                                                      Arthur J. Pasmas, Chairman
                                                      Bruce M. Schnelwar

EMPLOYMENT AGREEMENTS

         On June 1, 1996, Kyle R. Miller, Bill I. Pennington and John E. Dyer entered into one-year employment agreements with the Company to serve as President and Chief Executive Officer (Mr. Miller), Vice President and Chief Financial Officer (Mr. Pennington) and Vice President and Chief Operating Officer (Mr. Dyer), and on May 1, 1997, Michael J. Stevens entered into a one-year employment agreement with the Company to serve as Vice President, Secretary and Treasurer. On September 8, 1998, William T. War entered into an employment agreement to serve as Vice President. Under their respective employment agreements, Messrs. Miller, Pennington, Dyer, Stevens and War will receive an annual base salary of $250,000, $175,000, $175,000, $100,000 and
$150,000, respectively, and Mr. Miller will also receive a monthly car allowance of $1,000. Such agreements also entitle each person to participate in all employee benefit plans and programs of the Company. Each employment agreement automatically renews for successive one year periods, unless terminated by the Company for cause or without cause, or by the employee. If terminated without cause by the Company, the Company is required to pay Mr. Miller 150% of his base salary and bonus paid during the calendar year preceding termination, to pay Messrs. Pennington, Dyer and Stevens 100% of their respective base salaries and bonuses paid during the 12 months preceding termination and to pay Mr. War 50% of his base salary at termination. Each agreement also provides that if the employee is permanently disabled during the term of the agreement, he will continue to be employed at 50% of his base salary until the first to occur of his death, expiration of 12 months, or expiration of the then-current term of the employment agreement. Each employee also agreed not to compete, directly or indirectly, against the Company for a period of one year following termination of his employment, within a 100 mile radius of any oil or gas property owned by the Company. Mr. Miller also agreed, as part of his employment agreement, to the termination of his warrant agreement dated July 23, 1993 pursuant to which he was entitled to be granted a five-year warrant equal to 5% of the number of shares, options or warrants issued or granted by the Company at any time during the term of such agreement, and the Company and Mr. Miller agreed that all prior warrants granted under such warrant agreement would expire June 1, 2003. The employment agreements of Messrs. Pennington, Dyer and Stevens contain change of control provisions which have the effect of permitting them to terminate their agreements and receive 12 months salary and bonus upon a change of control of Inland.

PERFORMANCE GRAPH

         The following graph shows a comparison of cumulative total stockholder returns for the Common Stock of Inland, the Nasdaq U.S. Composite Index and the composite peer group over the last five Inland fiscal years.

             COMPARISON OF CUMULATIVE STOCKHOLDER TOTAL RETURN (1)


                                    [GRAPHIC]

     AMONG THE COMPANY, NASDAQ U.S. COMPOSITE INDEX AND COMPOSITE PEER GROUP

                             December 31,  December 30,  December 29,  December 31,  December 31,  December 31,
                             ------------  ------------  ------------  ------------  ------------  ------------
                                1993          1994          1995          1996          1997          1998
                                ----          ----          ----          ----          ----          ----
Inland Resources Inc...........  100           100           150           268           328            42
Nasdaq U.S. Composite Index....  100            98           138           170           208           293
Peer Group (2).................  100            83            86           162           178            75


---------------
(1) Total return assuming reinvestment of dividends. Assumes $100 invested on December 31, 1993 in Common Stock of Inland, the Nasdaq Composite Index and the composite peer group.
(2) The Company maintains as its peer group the following companies: Abraxas Petroleum Corporation, Bellwether Exploration Company, Coho Energy, Inc., Credo Petroleum Corporation, Equity Oil Company, The Exploration Company, Mallon Resources Corporation, Parallel Petroleum Corporation, Prima Energy Corporation and Southern Mineral Corporation. This peer group was selected based on market capitalization, total assets and general geographical area.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1999, the beneficial ownership of the outstanding Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director and director nominee of the Company, (iii) each of the Named Officers and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the stocks indicated.

                                  SERIES C PREFERRED STOCK                      COMMON STOCK
                                  ------------------------   ------------------------------------------------------
                                                                                            SHARES
                                                                                           ASSUMING
                                                                                          CONVERSION
        NAME AND ADDRESS                                                                 OF SERIES C
      OF BENEFICIAL OWNER            SHARES       PERCENT       SHARES       PERCENT      PREFERRED      PERCENT
----------------------------      -----------   ----------   ------------   ----------   -----------    ---------

Randall D. Smith (1)                 --            --         5,186,399        53.73%     5,186,399       48.65%
Pengo Securities Corp.
885 Third Ave., 34th Floor
New York, New York 10022

Citicorp Venture Capital Ltd.        --            --           544,078         5.64%       544,078        5.10%
Citicorp
Citibank, N.A.
399 Park Ave.
Floor 14/Zone 4
New York, New York 10043

Enron Corp. (2)                      100,000       100%              --           --      1,007,775        9.45%
Joint Energy Development
Investments II Limited
     Partnership
1400 Smith
Houston, Texas 77002

Kyle R. Miller (3)                   --            --           431,411         4.47%       431,411        4.05%
410 17th Street
Suite 700
Denver, Colorado 80202

Arthur J. Pasmas (1) (3)             --            --           240,453         2.49%       240,453        2.26%
5858 Westheimer, Suite 550
Houston, Texas 77057

Thomas J. Trzanowski (1) (3)         --            --            16,000             *        16,000            *
1010 Lamar Street, Suite 550
Houston, Texas 77002

Gregory S. Anderson (3)              --            --             6,000             *         6,000            *
5030 East Sunrise Dr., Suite 200
Phoenix, Arizona 85044

Bruce M. Schnelwar (1) (3)           --            --             6,000             *         6,000            *
885 Third Avenue, 34th Floor
New York, New York 10022

John E. Dyer (3)                     --            --           213,013         2.21%       213,013        2.00%
410 17th Street, Suite 700
Denver, Colorado 80202

Bill I. Pennington (3)               --            --           199,509         2.07%       199,509        1.87%
410 17th Street, Suite 700
Denver Colorado 80202

                                  SERIES C PREFERRED STOCK                      COMMON STOCK
                                  ------------------------   ------------------------------------------------------
                                                                                            SHARES
                                                                                           ASSUMING
                                                                                          CONVERSION
        NAME AND ADDRESS                                                                 OF SERIES C
      OF BENEFICIAL OWNER            SHARES       PERCENT       SHARES       PERCENT      PREFERRED      PERCENT
----------------------------      -----------   ----------   ------------   ----------   -----------    ---------


Michael J. Stevens (3)               --            --            28,907             *        28,907            *
410 17th Street, Suite 700
Denver Colorado 80202

All Executive Officers and           --            --         1,141,293        11.82%     1,141,293       10.71%
Directors as a Group (3)
(9 persons)


------------------------
*    Less than 1%.
(1) Pengo Securities Corp. ("Pengo"), an affiliate of Smith Management, owns of record and beneficially 4,051,769 shares of Common Stock. Smith Energy Partnership ("SEP"), an affiliate of Smith Management, owns of record and beneficially 152,220 shares of Common Stock. Randall D. Smith owns of record and beneficially 982,410 shares and may also be deemed to beneficially own the shares owned of record by Pengo and SEP. Pengo and Randall D. Smith disclaim beneficial ownership of 163,735 shares of Common Stock owned by Jeffrey A. Smith and 163,735 shares of Common Stock owned by John W. Adams, both of whom are officers and directors of Pengo and Smith Management, and the shares owned by Jeffrey A. Smith and John W. Adams are not included in the table of shares owned by Randall D. Smith and Pengo. Pengo has the right to designate up to two nominees to the Company's Board of Directors for as long as it owns 600,000 or more shares, and one nominee for as long as it owns 300,000 or more shares but less than 600,000 shares. Arthur J. Pasmas and Bruce M. Schnelwar, Vice President and Senior Vice President and Chief Financial Officer, respectively, of Smith Management, are such nominees. Thomas J. Trzanowski is the President of two affiliates of Smith Management. Messrs. Pasmas, Schnelwar and Trzanowski disclaim beneficial ownership of the shares of the Company's Common Stock owned by Pengo and Pengo disclaims beneficial ownership of the shares of the Company's Common Stock owned by Mr. Pasmas, and their respective shares are not included in the table in the shares owned by the other.
(2) Joint Energy Development Investments II Limited Partnership ("JEDI") is the record and beneficial owner of the shares, which may also be deemed to be beneficially owned by Enron Corp. JEDI has the right, at its election, to appoint one member to the Board, but has not elected to exercise this right.
(3) Includes shares issuable under outstanding stock options and warrants granted to Messrs. Miller, Pasmas, Trzanowski, Schnelwar, Anderson, Dyer, Pennington, Stevens and all executive officers and directors as a group for 431,911, 15,000, 12,000, 6,000, 6,000, 155,500, 130,833, 28,907 and 786,151
     shares, respectively


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary of certain agreements, arrangements and transactions between or among the Company, its subsidiaries and/or certain related parties.

         Registration Rights Agreements. Pengo Securities Corp. ("Pengo") has entered into two Registration Rights Agreements with the Company pursuant to which the Company has agreed to register for resale certain shares of Common Stock owned by Pengo and Arthur J. Pasmas at the Company's expense and certain other shares at the expense of Pengo and Arthur J. Pasmas. Arthur J. Pasmas is Co-Chairman of the Board and Co-Chief Executive Officer of Inland. Pengo owns of record and beneficially 4,051,769 shares of Common Stock. Randall D. Smith is a significant beneficial equity holder of both Inland and Pengo.

         Pengo has also entered into a Registration Rights Agreement with the Company in connection with the purchase by Pengo of 1,200,000 shares of Common Stock for an aggregate purchase price of $6 million ($5.00 per share) pursuant to which the Company has agreed to register for resale such shares of Common Stock at the Company's expense.

         Farmout Agreement. The Company entered into a Farmout Agreement with Smith Management effective June 1, 1998. As of December 31, 1998, SEP, an affiliate of Smith Management, received 152,220 shares of Common Stock as payment of proceeds under the Farmout Agreement. Randall D. Smith is a significant beneficial equity holder of both Inland, SEP and Smith Management.

         Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as both the Company, Smith Management and the Company's senior lenders agree to recommence such rights. In addition, a provision was added that gives Smith Management the option to receive cash rather than common stock if the average stock price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agree to such payment. The Farmout Agreement provides that Smith Management will reconvey all drillsites to the Company once Smith Management has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INLAND RESOURCES INC.
April 28, 1999

                                        By: /s/ KYLE R. MILLER
                                           -----------------------------------
                                        Kyle R. Miller
                                        Co-Chairman of the Board and Chief
                                        Executive Officer