Form 10-Q
period 1999-03-31
INLAND RESOURCES INC
filed 1999-05-14
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                         Commission file number 0-16487

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

        Washington                                      91-1307042
---------------------------------------------           ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


410 17th Street, Suite 700, Denver, Colorado              80202
---------------------------------------------             -----
(Address of Principal Executive Offices)                (ZIP Code)


Registrant's Telephone Number, Including Area Code:       (303) 893-0102
                                                         --------------------


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

Number of shares of common stock, par value $.001 per share, outstanding as of April 10, 1999: 8,529,765

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                                 March 31,          December 31,
                                                                   1999                1998
                                                                -----------         ------------
                              ASSETS                            (Unaudited)
Current assets:
   Cash and cash equivalents                                    $   2,043           $   1,627
   Accounts receivable and accrued sales                            5,355               5,682
   Inventory                                                        3,655               5,353
   Other current assets                                               658                 700
                                                                ---------           ---------
            Total current assets                                   11,711              13,362
                                                                ---------           ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)             180,622             180,538
   Accumulated depletion, depreciation and amortization           (24,436)            (21,433)
                                                                ---------           ---------
                                                                  156,186             159,105
   Other property and equipment, net                               19,890              20,212
   Other long-term assets                                           2,985               3,150
                                                                ---------           ---------
            Total assets                                        $ 190,772           $ 195,829
                                                                ---------           ---------
                                                                ---------           ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $   9,436           $  14,282
   Accrued expenses                                                 3,105               2,408
   Current portion of long-term debt                              144,959             141,709
                                                                ---------           ---------
            Total current liabilities                             157,500             158,399
                                                                ---------           ---------

Long-term debt                                                     18,997              17,114
Environmental liability                                               850                 875

Mandatorily redeemable preferred Series C stock,
  100,000 shares issued and outstanding                             9,568               9,568
Accrued preferred Series C stock dividends                          1,789               1,534
Warrants outstanding                                                1,300               1,300

Stockholders' equity:
   Preferred Class A stock, par value $.001,
      20,000,000 shares authorized
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 8,529,765                      9                   9
   Additional paid-in capital                                      42,758              42,758
   Accumulated deficit                                            (41,999)            (35,728)
                                                                ---------           ---------
            Total stockholders' equity                                768               7,039
                                                                ---------           ---------
            Total liabilities and stockholders' equity          $ 190,772           $ 195,829
                                                                ---------           ---------
                                                                ---------           ---------


              The accompanying notes are an integral part of the
                      consolidated financial statements

                              INLAND RESOURCES INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                    (In thousands except earnings per share)
                                (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                  --------------------------
                                                                    1999              1998
                                                                  --------          --------
Revenues:
   Refined product sales                                          $ 14,639          $ 16,804
   Oil and gas sales                                                 2,343             5,277
                                                                  --------          --------
             Total revenues                                         16,982            22,081
                                                                  --------          --------

Operating expenses:
   Cost of refinery feedstock                                       10,148            14,949
   Refinery operating expenses                                       2,490             1,778
   Lease operating expenses                                          1,714             2,244
   Production taxes                                                     89               115
   Exploration                                                          36                61
   Depletion, depreciation and amortization                          3,384             2,588
   General and administrative, net                                     730               949
                                                                  --------          --------
             Total operating expenses                               18,591            22,684
                                                                  --------          --------
Operating loss                                                      (1,609)             (603)
Interest expense                                                    (4,443)           (3,327)
Interest and other income                                               36                60
                                                                  --------          --------

Net loss                                                          $ (6,016)         $ (3,870)
Accrued preferred Series C stock dividends                            (255)             (250)
                                                                  --------          --------
Net loss attributable to common stockholders                     $  (6,271)         $ (4,120)
                                                                  --------          --------
                                                                  --------          --------

Basic net loss per share                                          $  (0.74)          $ (0.49)
                                                                  --------          --------
                                                                  --------          --------
Basic weighted average common shares outstanding                     8,530             8,360
                                                                  --------          --------
                                                                  --------          --------
Diluted net loss per share                                        $  (0.74)          $ (0.49)
                                                                  --------          --------
                                                                  --------          --------
Diluted weighted average common shares outstanding                   8,530             8,360
                                                                  --------          --------
                                                                  --------          --------
Dividends per common share                                          NONE              NONE
                                                                  --------          --------
                                                                  --------          --------


              The accompanying notes are an integral part of the
                      consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                  --------------------------
                                                                    1999              1998
                                                                  --------          --------
Cash flows from operating activities:
  Net loss                                                        $ (6,016)         $ (3,870)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depletion, depreciation and amortization                       3,384             2,588
      Amortization of debt issuance costs and debt discount            210               206
      Interest converted to principal                                1,828
      Effect of changes in current assets and liabilities:
        Accounts receivable and accrued sales                          328             3,075
        Inventory                                                    1,697              (919)
        Other assets                                                    88              (107)
        Accounts payable and accrued expenses                       (4,174)            6,882
                                                                  --------          --------
Net cash provided (used) by operating activities                    (2,655)            7,855
                                                                  --------          --------

Cash flows from investing activities:
  Development expenditures and equipment purchases                    (143)          (11,349)
                                                                  --------          --------
Net cash used in investing activities                                 (143)          (11,349)
                                                                  --------          --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                           3,250            10,000
  Payments of long-term debt                                           (15)           (4,973)
  Debt issuance costs                                                  (21)             (312)
                                                                  --------          --------
Net cash provided by financing activities                            3,214             4,715
                                                                  --------          --------

Net change in cash and cash equivalents                                416             1,221
Cash and cash equivalents, at beginning of period                    1,627               604
                                                                  --------          --------
Cash and cash equivalents, at end of period                       $  2,043          $  1,825
                                                                  --------          --------
                                                                  --------          --------
Cash paid for interest                                            $  1,207          $  2,691
                                                                  --------          --------
                                                                  --------          --------


              The accompanying notes are an integral part of the
                      consolidated financial statements

                              INLAND RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


1.   COMPANY ORGANIZATION:

     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. The Company also operates a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). The refinery has a processing capacity of approximately 10,000 barrels per day and tankage capacity of 485,000 barrels.

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.   GOING CONCERN:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. However, the low oil price environment during 1998 and the first quarter of 1999 has significantly impacted the Company's financial condition. The Company had a working capital deficit of $145.8 million at March 31, 1999 and generated a net loss of $6.0 million for the first quarter of 1999 and $23.5 million during the year ended December 31, 1998. Approximately $145.0 million of the working capital deficit is caused by principal amounts related to the Company's long-term debt facilities. Based on current conditions, the Company will not be able to make its 1999 principal payments as scheduled. In addition, at March 31, 1999 the Company was in default of certain provisions of its credit agreements. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company is considering a number of strategies to cure its working capital and liquidity issues. A potential solution is the following transaction. On January 18, 1999, the Company entered into a non-binding letter of intent with Flying J Inc. ("Flying J") and Smith Management LLC ("Smith Management") (an affiliate of and a majority shareholder in the Company) regarding the acquisition of certain assets by the Company from Flying J or one of its subsidiaries. The acquisition includes a 25,000 barrel per day refinery located in North Salt Lake City, eleven Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Monument Butte Field. The purchase price is $80.0 million in cash and approximately 12.8 million shares of the Company's common stock, par value $0.001 per share, which is equal to approximately 60% of the shares outstanding after the acquisition. This transaction would be accounted for as a reverse merger. A restructuring of the Company's capital and debt structure could be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 1999. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures and approval by regulatory agencies, the Company's lenders, the Board of Directors of each company and the Company's shareholders. The failure of any one of these events could prevent the consummation of the acquisition.

     The Company is also involved in negotiations to restructure its debt and equity which may provide financing such that a drilling program can be resumed, although there is no assurance that the Company will be successful. Until the Flying J transaction or a capital restructuring is completed, the Company does not plan to drill additional wells. Instead, the Company will focus on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The Company plans to convert 30 wells to injection during 1999 while incurring net capital expenditures of $500,000. The Company also expects to spend $900,000 performing required capital improvements at the Woods Cross Refinery. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

     Other possible solutions the Company is considering include obtaining additional modifications to its credit agreements, selling assets, issuing additional debt or selling equity. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend all upgrades at the Woods Cross Refinery.

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

5.   INVENTORIES:

     Inventories at March 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                       March 31,      December 31,
                                         1999           1998
                                       ---------      ------------
     Crude Oil                         $   867          $   827
     Refined Product                     1,554            2,910
     Tubular goods                       1,031            1,416
     Materials and supplies                203              200
                                       -------          -------
        Total                          $ 3,655          $ 5,353
                                       -------          -------
                                       -------          -------


6.   SEGMENT AND RELATED INFORMATION:

     The Company operates in two segments; oil and gas exploration, development and production operations ("E&P") in the Monument Butte Field in Utah and crude oil refining in Woods Cross, Utah. Segment disclosures for the quarter ended March 31, 1999 are as follows (in thousands).

                                                                   Quarter Ended March 31, 1999
                                                     E&P           Refinery       Eliminations        Total
                                                  ---------      -----------      ------------      ---------
     Revenues from external customers             $  2,343        $ 14,639              -           $  16,982
     Intercompany revenue transactions              (1,691)           -             $ (1,691)            -
     Interest income and other                         266              12              (242)              36
     Interest expense                                4,437             248              (242)           4,443
     Lease operating and production taxes            1,803            -                 -               1,803
     Depreciation, depletion and amort.              3,168             216              -               3,384
     Capital additions                                  95              48              -                 143

                                                                   Quarter Ended March 31, 1998
                                                     E&P          Refinery        Eliminations         Total
                                                  ---------      -----------      ------------      ---------
     Revenues from external customers             $  5,277        $ 16,804              -           $  22,081
     Intercompany revenue transactions                -               -                 -                -
     Interest income and other                          15              45              -                  60
     Interest expense                                3,132             195              -               3,327
     Lease operating and production taxes            2,359            -                 -               2,359
     Depreciation, depletion and amort.              2,408             180              -               2,588
     Capital additions                              10,849             500              -              11,349

                                                                          Balance Sheet
                                                     E&P          Refinery        Eliminations         Total
                                                  ---------      -----------      ------------      ---------
     Total assets at March 31, 1999               $176,433        $ 25,956          $ 11,617        $ 190,772
     Total assets at December 31, 1998            $183,389        $ 27,222          $ 14,782        $ 195,829


                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     ------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998:

     REFINED PRODUCTS SALES. The Company averaged refined product sales of 9,300 barrels per day from the Woods Cross Refinery during the first quarter of 1999, of which 56% represented gasoline and diesel products. This is an increase of 900 barrels per day when compared to the first quarter of 1998. The lower volumes during the prior year reflect the Company's first quarter of refinery ownership and resulted from the Company performing various neglected repairs and maintenance procedures. Although volumes sold increased over the prior year, sales decreased due to a decline in the average price received for the Company's refined product slate from $20.76 per barrel in the first quarter of 1998 to $17.18 in 1999. The decrease was due to general market conditions in the Salt Lake City region.

     OIL AND GAS SALES. The Company eliminated in consolidation $1.7 million of crude oil sales made between its production operations and the Woods Cross Refinery during the first quarter of 1999. Prior to considering intercompany eliminations, crude oil and natural gas revenue for the first quarter ended March 31, 1999 decreased $1.2 million, or 24% from the previous year. The decrease was attributable to a decrease in crude oil and natural gas prices since the Company's production in the first quarter of 1999 was only slightly lower than the prior year first quarter. Crude oil prices decreased 21% from an average of $10.83 per barrel during the first quarter of 1998 to $8.60 during the first quarter of 1999. Since approximately 73% of the Company's revenues are derived from crude oil sales, the 17% decrease in the average price received for natural gas sales had less of an impact.

     COST OF REFINERY FEEDSTOCK. The Company eliminated in consolidation $1.7 million of feedstock costs associated with sales between its production operations and the Woods Cross Refinery. Without consideration of this elimination, refinery feedstock costs decreased $3.1 million or 21% between first quarters. This is in exact relation to the Company's price decrease noted for its crude oil sales in the "Oil and Gas Sales" explanation above. In addition, the decrease is consistent with an industry wide downward trend in the demand and associated price for crude oil during the first quarter of 1999.

     REFINERY OPERATING EXPENSES. Refinery operating expense for the quarter ended March 31, 1999 increased 40%, or $712,000, from the first quarter of 1998. The increase was the result of a number of factors including (1) increased transportation costs since the current crude oil slate and the refined product sold had more volumes shipped via railcar or truck rather than pipeline and (2) an increase in the number of operating employees and pay rates, (3) less processing fees and maintenance credits associated with the Company's MDDW unit. Routine turnaround projects totaling approximately $400,000 are expected in 1999, in addition to ongoing repairs and upgrades to the Company's buildings, tanks and roads.

     LEASE OPERATING EXPENSES. Lease operating expense for the first quarter ended March 31, 1999 decreased 24%, or $530,000, from the first quarter of 1998. Lease operating expense per BOE sold decreased $1.00 or 21% to $3.83. The improved operating costs results reflect the full and efficient integration of operations related to the large producing well purchases made during the last half of 1997.

     PRODUCTION TAXES. Production taxes as a percentage of oil and gas sales were 2.2% in the first quarters of 1999 and 1998. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual tax rate.

     EXPLORATION. Exploration expense during the first quarters of 1999 and 1998 represents the Company's cost to retain unproved acreage.

     DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization for the quarter ended March 31, 1999 increased 31%, or $796,000, from the previous year. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate increased from $4.89 per BOE sold during the first quarter of 1998 to $6.67 per BOE sold during the first quarter of 1999.

     GENERAL AND ADMINISTRATIVE, NET. General and administrative expense for the quarter ended March 31, 1999 decreased 23%, or $219,000, from the previous year. The decrease was spread between refining and producing operations and generally resulted from employee and related benefit reductions necessitated by the low oil price environment.

     INTEREST EXPENSE. Interest expense for the first quarter of 1999 increased 34%, or $1.1 million, compared to the first quarter of 1998. The increase resulted from increased average borrowings outstanding as the Company's debt balance increased $36 million from March 31, 1998 to March 31, 1999. Borrowings during the first quarters of 1999 and 1998 were recorded at an effective interest rate of approximately 10.6%.

     OTHER INCOME. Other income in 1999 and 1998 primarily represents interest earned on the investment of surplus cash balances.

     INCOME TAXES. In 1999 and 1998, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

     ACCRUED SERIES C STOCK DIVIDENDS. Inland's Series C stock accrues dividends at 10%, compounded quarterly, or approximately $1,000,000 per year. No dividends have been paid since the stock was issued on July 21, 1997. The amount accrued represents those dividends earned during the respective period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. However, the low oil price environment during 1998 and the first quarter of 1999 has significantly impacted the Company's financial condition. The Company had a working capital deficit of $145.8 million at March 31, 1999 and generated a net loss of $6.0 million for the first quarter of 1999 and $23.5 million during the year ended December 31, 1998. Approximately $145.0 million of the working capital deficit is caused by principal amounts related to the Company's long-term debt facilities. Based on current conditions, the Company will not be able to make its 1999 principal payments as scheduled. In addition, at March 31, 1999 the Company was in default of certain provisions of its credit agreements.

The Company is considering a number of strategies to cure its working capital and liquidity issues. A potential solution is the following transaction. On January 18, 1999, the Company entered into a non-binding letter of intent with Flying J Inc. ("Flying J") and Smith Management LLC ("Smith Management") (an affiliate of and a majority shareholder in the Company) regarding the acquisition of certain assets by the Company from Flying J or one of its subsidiaries. The acquisition includes a 25,000 barrel per day refinery located in North Salt Lake City, eleven Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Monument Butte Field. The purchase price is $80.0 million in cash and approximately
12.8 million shares of the Company's common stock, par value $0.001 per share, which is equal to approximately 60% of the shares outstanding after the acquisition. This transaction would be accounted for as a reverse merger. A restructuring of the Company's capital and debt structure could be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 1999. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures and approval by regulatory agencies, the Company's lenders, the Board of Directors of each company and the Company's shareholders. The failure of any one of these events could prevent the consummation of the acquisition.

The Company is also involved in negotiations to restructure its debt and equity which may provide financing such that a drilling program can be resumed, although there is no assurance that the Company will be successful. Until the Flying J transaction or a capital restructuring is completed, the Company does not plan to drill additional wells. Instead, the Company will focus on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The Company plans to convert 30 wells to injection during 1999 while incurring net capital expenditures of $500,000. The Company also expects to spend $900,000 performing required capital improvements at the Woods Cross Refinery. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

Other possible solutions the Company is considering include obtaining additional modifications to its credit agreements, selling assets, issuing additional debt or selling equity. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend all upgrades at the Woods Cross Refinery. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classifications of liabilities that might result should the Company be unable to continue as a going concern.

During the first quarter of 1999, the Company focused its efforts on pressurizing the Monument Butte Field by converting seven wells to water injection. Due to its financial condition, the Company incurred only $143,000 of net capital expenditures with respect to its producing and refining operations. During the first quarter of 1999, the Company borrowed $3.25 million from its lenders and generated $1.8 million of cash from operations which it primarily used to reduce outstanding accounts payable which, as a result, decreased 34% from January 1, 1999 to March 31, 1999 to $9.4 million.

     FINANCING. On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provides the Company with a $73.25 million borrowing base as of March 31, 1999. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. At March 31, 1999, the Company had $70.9 million of borrowings and $2.2 million of letter of credit obligations outstanding under the ING Credit Agreement.

On March 11, 1999, the Company entered into amendments to the ING Credit Agreement and the TCW Credit Agreement. The ING amendment increased the borrowing base to $73.25 million. The Company immediately borrowed the additional $3.25 million of availability and used the proceeds to reduce accounts payable. The Senior Lenders received a warrant to purchase 50,000 shares of common stock at $1.75 as consideration for entering into the amendment. Under the TCW amendment, TCW agreed to defer the quarterly payments for interest accruing during the initial six months of 1999 until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. The amount deferred during the first quarter of 1999 was $1.8 million increasing the principal outstanding under the TCW Credit Agreement to $76.8 million at March 31, 1999. The deferred interest bears interest at 12%. TCW received a warrant to purchase 58,512 shares of common stock at $1.75 as consideration for entering into the amendment.

The ING Credit Agreement constituted a revolving line of credit until March 31, 1999, at which time it converted to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $73.25 million borrowing base, are $9.5 million on June 29, 1999, $6.2 million for the next two quarters, $4.7 million for each quarter of 2000, $3.9 million for each quarter of 2001, $3.5 million for each quarter of 2002, and $3.0 million on March 29, 2003. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in a currently effective interest rate of approximately 6.8%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

In addition to the $1.8 million of deferred interest discussed above, the TCW Credit Agreement is comprised of a $65.0 million tranche and a $10.0 million tranche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full (as discussed above, TCW has deferred interest payments during the initial six months of 1999). At that time, the TCW Credit Agreement converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted a warrant to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share any time after September 23, 2000 and before September 23, 2007. Due to anti-dilution adjustments, the number of shares covered by the initial 100,000 share warrant has increased to 326,457 shares at an adjusted exercise price of $1.04 per share. The Company also granted piggyback registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million tranche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW Credit Agreement. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. With respect to the $10.0 million tranche, upon payment in full of the TCW Credit Agreement by the Company, TCW may elect to "put" their warrants back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return on such tranche. The TCW Credit Agreement restricts any repayment of the indebtedness until October 1, 1999. The TCW Credit Agreement is secured by a second lien on substantially all assets of the Company.

The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. At March 31, 1999, the Company was in violation of certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement. All lenders have been notified of the covenant defaults, including the filings of liens by vendors. Based on the recent borrowing base increase and interest deferral, the Company's lenders have shown a willingness to help the Company solve its working capital and liquidity issues. Although there can be no assurance, the Company does not expect its lenders to issue notices of default allowing them to call their debt for repayment in the near future. The Company's management is estimating that current cash flow projections will not be sufficient to repay scheduled maturities. As a result, all borrowings for both of these facilities have been classified as current under the cross-collateralization provisions of such facilities.

INFLATION AND CHANGES IN PRICES

Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although certain of Inland's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on Inland's result of operations during the first quarter of 1999 or 1998.

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

The Company has conducted a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations. The Company believes its computer hardware and software is over 95% Year 2000 compliant. Computer hardware and software that is not Year 2000 compliant is scheduled to be updated before June 1999. The Company's operations are not extremely dependent on vendor compliance with Year 2000 issues. To the extent a major vendor is not Year 2000 compliant by June 1999, the Company believes that alternative vendors that are Year 2000 compliant will be available and selected. In summary, management believes that Year 2000 issues can be mitigated without a significant effect on the Company's financial position. The Company expects to expend less than $50,000 to become fully Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without incurring costs that are material to future financial results or future financial condition.

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

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     ------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the ING Credit Agreement. See Item 7. -"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The ING Credit Agreement is a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. As of March 31, 1999, the ING Credit Facility had a principal balance of $70.9 million at an average floating interest rate of 6.8% per annum and $2.2 million of letters of credit obligations outstanding. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                 ---------------------------------------------------------------------------------------------------
                                             Increase in Interest Expense Without Hedge
                 ---------------------------------------------------------------------------------------------------
                 April 1, 1999           January 1, 2000      January 1, 2001    January 1, 2002     January 1, 2003
                 through                 through              through            through             through
                 December 31, 1999       December 31, 2000    December 31, 2001  December 31, 2002   March 29, 2003
--------------------------------------------------------------------------------------------------------------------
1%  increase  in      $473,000            $430,000            $257,000           $109,000             $6,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------
2%  increase  in      $950,000            $877,000            $537,000           $246,000             $19,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------


     On April 30, 1998, as required by the ING Credit Agreement, Inland entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 8.5% on $35.0 million of borrowings. Pursuant to the ING Credit Agreement, this hedge must be renewed or replaced through the remaining term of the loan. Assuming the renewal of the terms of the interest rate cap agreement, the effect of the hedge through March 29, 2003 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement, as shown by the following chart:

                 ---------------------------------------------------------------------------------------------------
                                              Increase in Interest Expense with Hedge
                 ---------------------------------------------------------------------------------------------------
                      April 1, 1999       January 1, 2000     January 1, 2001    January 1, 2002     January 1, 2003
                      through             through             through            through             through
                      December 31, 1999   December 31, 2000   December 31, 2001  December 31, 2002   March 29, 2003
--------------------------------------------------------------------------------------------------------------------
1%  increase  in      $473,000            $430,000            $257,000           $109,000             $6,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------
2%  increase  in      $800,000            $667,000            $374,000           $164,000             $10,000
Interest Rates
--------------------------------------------------------------------------------------------------------------------


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

     On March 10, 1999 Inland entered into two swap agreements with Enron Capital and Trade Resources Corp. ("Enron"), each of which cover 40,000 barrels per month of crude oil production during the period April 1, 1999 through December 31, 1999. The swap price on the first contract is $14.02 and the swap price on the second contract is $14.54, based on NYMEX Light Sweet Crude Oil Futures Contracts. The potential gains or losses on these contracts based on a hypothetical average market price of equivalent product for the period from April 1, 1999 to December 31, 1999 are as follows:

                    -------------------------------------------------------------------------------------------------
                                     Average NYMEX Per Barrel Market Price for the Contract Period
                    -------------------------------------------------------------------------------------------------
                     $14.00        $15.00        $16.00         $17.00        $18.00        $19.00        $20.00
---------------------------------------------------------------------------------------------------------------------
$14.02 Contract     $7,000        $(353,000)    $(713,000)    $(1,073,000)  $(1,433,000)  $(1,793,000)  $(2,153,000)
---------------------------------------------------------------------------------------------------------------------
$14.54 Contract     $194,000      $(166,000)    $(526,000)    $(886,000)    $(1,246,000)  $(1,606,000)  $(1,996,000)
---------------------------------------------------------------------------------------------------------------------


     The Company's hedging contracts had no effect on income during the first quarter of 1999 and generated $62,000 of income during the first quarter of 1998.

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

Items 1, 3, 4 and 5 are omitted from this report as inapplicable.

ITEM 2.  CHANGES IN SECURITIES.

The Company accrued for issuance 21,100 shares of common stock dividends related to its Series C preferred stock during the period from January 1, 1999 to March 31, 1999.

The Company issued its senior banks and TCW a total of 108,512 warrants at $1.75 strike price as consideration for entering into the First Amendment to Amended and Restated Credit Agreements.

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

4.1 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999 (filed as exhibit 4.1.3 to Inland's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.2 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999 (filed as exhibit 4.2.3 to Inland's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3          First Amendment to Amended and Restated Intercreditor
             Agreement dated as of March 5, 1999 (filed as exhibit 4.3.3 to Inland's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998 and incorporated herein by reference).

10.2         Warrant Agreement dated as of March 5, 1999 between Inland
             Resources Inc. and TCW Portfolio No. 1555 DR V Sub-Custody
             Partnership, L.P. (filed as exhibit 10.2 to Inland's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.3         Warrant Certificate dated as of March 5, 1999 between Inland
             Resources Inc. and TCW Portfolio No. 1555 DR V Sub-Custody
             Partnership, L.P. representing 58,512 shares (filed as exhibit
             10.21 to Inland's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.4         Swap Agreement dated March 10, 1999 between Inland and Enron
             Capital and Trade Resources Corp. (filed as exhibit 10.22 to
             Inland's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998 and incorporated herein by reference).

10.5         Swap Agreement dated March 10, 1999 between Inland and Enron
             Capital and Trade Resources Corp. (filed as exhibit 10.23 to
             Inland's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998 and incorporated herein by reference).

27.1         Financial Data Schedule.*


--------------

*            Filed herewith.

(b)      Reports on Form 8-K:

         Form 8-K was filed under Item 5 on January 25, 1999 reporting that Inland had entered into a nonbinding Letter of Intent with Flying J Inc. and Smith Management LLC.

         Form 8-K was filed under Item 5 on April 1, 1999 reporting an update of Inland's risk factors.

         Form 8-K was filed under Item 5 on April 22, 1999 reporting an amendment to the non-binding letter of intent with Flying J Inc. and Smith Management LLC.

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INLAND RESOURCES INC.
                                       ------------------------------
                                       (Registrant)

Date:  May 14, 1999                     By:  /s/  Kyle R. Miller
                                           --------------------------
                                           Kyle R. Miller
                                           Chief Executive Officer

Date:  May 14, 1999                     By:  /s/  Michael J. Stevens
                                           --------------------------
                                           Michael J. Stevens
                                           Vice President - Accounting and
                                           Administration
                                           (Principal Accounting Officer)