Form 10-Q
period 1999-06-30
INLAND RESOURCES INC
filed 1999-08-12
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                         Commission file number 0-16487
                                                -------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               Washington                       91-1307042
 -------------------------------      ---------------------------------
 (State or Other Jurisdiction of      (IRS Employer Identification No.)
 Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                        80202
--------------------------------------------                     ----------
(Address of Principal Executive Offices)                         (ZIP Code)


Registrant's Telephone Number, Including Area Code:   (303) 893-0102
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

Number of shares of common stock, par value $.001 per share, outstanding as of August 6, 1999: 8,529,765

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                                  June 30,             December 31,
                                                                    1999                   1998
                                                                -------------          ------------
                                                                 (Unaudited)
                    ASSETS
Current assets:
   Cash and cash equivalents                                    $     636               $   1,627
   Accounts receivable and accrued sales                            5,523                   5,682
   Inventory                                                        4,082                   5,353
   Other current assets                                               624                     700
                                                                ---------               ---------
      Total current assets                                         10,865                  13,362
                                                                ---------               ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)             180,950                 180,538
   Accumulated depletion, depreciation and amortization           (26,817)                (21,433)
                                                                ---------               ---------
                                                                  154,133                 159,105
   Other property and equipment, net                               19,685                  20,212
   Other long-term assets                                           2,888                   3,150
                                                                ---------               ---------
      Total assets                                              $ 187,571               $ 195,829
                                                                ---------               ---------
                                                                ---------               ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                             $   6,830                $ 14,282
   Accrued expenses                                                 3,533                   2,408
   Current portion of long-term debt                              148,830                 141,709
                                                                ---------               ---------
      Total current liabilities                                   159,193                 158,399
                                                                ---------               ---------

Long-term debt                                                     17,087                  17,114
Other long-term liabilities                                         2,528                     875

Mandatorily redeemable preferred Series C stock, 100,000
      Shares issued and outstanding                                 9,568                   9,568
Accrued preferred Series C stock dividends                          2,044                   1,534
Warrants outstanding                                                1,300                   1,300

Stockholders' equity (Deficit):
 Preferred Class A stock, par value $.001,
      20,000,000 shares authorized
   Common stock, par value $.001; 25,000,000 shares
      authorized; issued and outstanding 8,529,765                      9                       9
   Additional paid-in capital                                      42,758                  42,758
   Accumulated deficit                                            (46,916)                (35,728)
                                                                ---------               ---------
      Total stockholders' equity (deficit)                         (4,149)                  7,039
                                                                ---------               ---------
      Total liabilities and stockholders' equity (deficit)      $ 187,571               $ 195,829
                                                                ---------               ---------
                                                                ---------               ---------

        The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED JUNE 30, 1999 AND 1998 (In
                      thousands except earnings per share)
                                   (Unaudited)

                                                                  Three months ended                   Six months ended
                                                                       June 30,                            June 30,
                                                          -----------------------------         -----------------------------
                                                             1999                1998             1999                1998
                                                          ---------           ---------         ---------          ---------
Revenues:
   Sales of refined product                               $  17,965           $  18,434         $  32,604          $  35,238
   Sales of crude oil and natural gas                         1,725               3,319             4,068              8,596
                                                          ---------           ---------         ---------          ---------
             Total revenues                                  19,690              21,753            36,672             43,834
                                                          ---------           ---------         ---------          ---------

Operating expenses:
   Cost of refinery feedstock                                11,866              12,656            22,014             27,605
   Refinery operating expenses                                2,423               2,176             4,913              3,954
   Lease operating expenses                                   1,646               1,852             3,360              4,096
   Production taxes                                             111                 113               200                228
   Exploration                                                   28                  30                64                 91
   Depletion, depreciation and amortization                   2,763               2,730             6,147              5,318
   General and administrative, net                            1,091                 840             1,821              1,789
                                                          ---------           ---------         ---------          ---------
             Total operating expenses                        19,928              20,397            38,519             43,081
                                                          ---------           ---------         ---------          ---------

Operating income (loss)                                        (238)              1,356            (1,847)               753
Interest expense                                             (4,561)             (3,569)           (9,004)            (6,896)
Other income, net                                               137                  77               173                137
                                                          ---------           ---------         ---------          ---------
Net loss before extraordinary loss                           (4,662)             (2,136)          (10,678)            (6,006)
Extraordinary loss on early extinguishment of debt                                 (212)                                (212)
                                                          ---------           ---------         ---------          ---------

Net loss                                                     (4,662)             (2,348)          (10,678)            (6,218)
Preferred Series C accrued stock dividend                      (255)               (278)             (510)              (528)
                                                          ---------           ---------         ---------          ---------
Net loss available to common stockholders                 $  (4,917)          $  (2,626)        $ (11,188)         $  (6,746)
                                                          ---------           ---------         ---------          ---------
                                                          ---------           ---------         ---------          ---------


Net loss per share - Basic and Diluted
   Before extraordinary loss                              $   (0.58)          $   (0.28)        $   (1.31)         $   (0.78)
   Extraordinary loss                                                         $   (0.03)                           $   (0.03)
                                                          ---------           ---------         ---------          ---------
         Total                                            $   (0.58)          $   (0.31)        $   (1.31)         $   (0.81)
                                                          ---------           ---------         ---------          ---------
                                                          ---------           ---------         ---------          ---------
Weighted average common shares outstanding                    8,530               8,370             8,530              8,365
                                                          ---------           ---------         ---------          ---------
                                                          ---------           ---------         ---------          ---------
Dividends per common share                                   NONE               NONE               NONE               NONE
                                                          ---------           ---------         ---------          ---------
                                                          ---------           ---------         ---------          ---------


         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                1999                    1998
                                                                             -----------             ----------
Cash flows from operating activities:
   Net loss                                                                  $  (10,678)             $  (6,218)
   Adjustments to reconcile net loss to net cash
       provided by (used by) operating activities:
          Depletion, depreciation and amortization                                6,147                  5,318
          Amortization of debt issue costs and debt discount                        420                    352
          Interest converted to principal                                         3,732
          Loss on early extinguishment of debt                                                             212
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                    159                  5,118
             Inventory                                                            1,271                 (1,677)
             Other assets                                                           167                   (295)
             Accounts payable and accrued expenses                               (4,674)                 3,574
                                                                             ----------              ---------
Net cash provided by (used by) operating activities                              (3,456)                 6,384
                                                                             ----------              ---------

Cash flows from investing activities:
   Development expenditures and equipment purchases                                (648)               (22,263)
                                                                             ----------              ---------
Net cash used by investing activities                                              (648)               (22,263)
                                                                             ----------              ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                                       37
   Proceeds from issuance of long-term debt                                       3,250                 30,775
   Payments of long-term debt                                                       (27)               (12,997)
   Debt issue costs                                                                (110)                  (788)
                                                                             ----------              ---------
Net cash provided by financing activities                                         3,113                 17,027
                                                                             ----------              ---------

Net change in cash and cash equivalents                                            (991)                 1,148
Cash and cash equivalents at beginning of period                                  1,627                    604
                                                                             ----------              ---------
Cash and cash equivalents at end of period                                   $      636              $   1,752
                                                                             ----------              ---------
                                                                             ----------              ---------


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

3.   GOING CONCERN:
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. However, the low oil price environment during 1998 and the first quarter of 1999 significantly impacted the Company's financial condition. The Company had a working capital deficit of $148.3 million at June 30, 1999 and generated a net loss of $10.7 million for the first six months of 1999 and $23.5 million during the year ended December 31, 1998. Principal amounts related to the Company's long-term debt facilities contributed $148.8 million to the working capital deficit. The Company's principal payment of $9.5 million originally due June 29, 1999 has been extended to August 13, 1999. Based on current conditions, the Company will not be able to make this payment as scheduled. In addition, at June 30, 1999 the Company was in default of certain provisions of its credit agreements. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company is considering a number of strategies to cure its working capital and liquidity issues. The Company is involved in advanced negotiations to restructure its debt and equity, which may provide financing to improve short-term liquidity and provide drilling capital, although there is no assurance that the Company will be successful. Until a capital restructuring is completed the Company does not plan to drill additional wells. Instead, the Company will focus on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The Company plans to convert 30 wells to injection during 1999 while incurring net capital expenditures of $700,000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

     Other possible solutions the Company is considering include obtaining additional modifications to its credit agreements, selling assets or issuing additional debt. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend capital additions to the Woods Cross Refinery.

4.   ACCOUNTING PRONOUNCEMENT:
     The Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" originally effective for fiscal years beginning after June 15, 1999. The Statement requires companies to record derivative transactions on the balance sheet as assets or liabilities, measured at fair value, and further defines transactions that qualify for hedge accounting. The Company has not assessed the impact this Statement may have on reported financial information. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB No. 133". Statement No. 137 delays the effective date of the requirements of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

5.   INVENTORIES:
     Inventories at June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                              June 30,       December 31,
                                                1999             1998
                                             ----------      ------------
     Crude Oil                                 $   725          $   827
     Refined Product                             2,148            2,910
     Tubular goods                               1,018            1,416
     Materials and supplies                        191              200
                                               -------          -------
        Total                                  $ 4,082          $ 5,353
                                               -------          -------
                                               -------          -------

6.   SEGMENT AND RELATED INFORMATION:
     The Company operates in two segments; oil and gas exploration, development and production operations ("E&P") in the Monument Butte Field in Utah and crude oil refining in Woods Cross, Utah. Segment disclosures for the three month and six month periods ended June 30, 1999 and 1998 are as follows (in thousands).

                                                                  Six Months Ended June 30, 1999
                                                  -----------------------------------------------------------
                                                     E&P          Refinery        Eliminations       Total
                                                  -----------    -----------      ------------    -----------
     Revenues from external customers              $   4,068        $ 32,604        $   -            $ 36,672
     Intercompany revenue transactions                 4,347            -             (4,347)            -
     Interest income and other                           503             145            (475)             173
     Interest expense                                  8,996             483            (475)           9,004
     Lease operating and production taxes              3,560            -               -               3,560
     Depreciation, depletion and amort.                5,715             432            -               6,147
     Net income (loss)                               (10,424)           (254)                         (10,678)
     Capital additions                                   453             195            -                 648

                                                                  Six Months Ended June 30, 1998
                                                  -----------------------------------------------------------
                                                     E&P          Refinery        Eliminations       Total
                                                  -----------    -----------      ------------    -----------
     Revenues from external customers              $   8,596        $ 35,238        $   -            $ 43,834
     Intercompany revenue transactions                 1,880            -             (1,880)            -
     Interest income and other                           136              80             (79)             137
     Interest expense                                  6,511             464             (79)           6,896
     Lease operating and production taxes              4,324            -               -               4,324
     Depreciation, depletion and amort.                4,958             360            -               5,318
     Net income (loss)                                (6,111)           (107)                          (6,218)
     Capital additions                                20,989           1,274            -              22,263

                                                                          Balance Sheet
                                                  -----------------------------------------------------------
                                                     E&P          Refinery        Eliminations       Total
                                                  -----------    -----------      ------------    -----------
     Total assets at June 30, 1999                 $ 176,361        $ 26,545       $ (15,335)        $187,571
     Total assets at December 31, 1998             $ 183,389        $ 27,222       $ (14,782)        $195,829

                                                                 Three Months Ended June 30, 1999
                                                  -----------------------------------------------------------
                                                     E&P          Refinery        Eliminations       Total
                                                  -----------    -----------      ------------    -----------
     Revenues from external customers              $   1,725        $ 17,965       $    -            $ 19,690
     Intercompany revenue transactions                 2,656            -             (2,656)            -
     Interest income and other                           237             133            (233)             137
     Interest expense                                  4,559             235            (233)           4,561
     Lease operating and production taxes              1,757            -               -               1,757
     Depreciation, depletion and amort.                2,547             216            -               2,763
     Net income (loss)                                (4,952)            291                           (4,661)
     Capital additions                                   358             147            -                 505

                                                                 Three Months Ended June 30, 1998
                                                  -----------------------------------------------------------
                                                     E&P          Refinery        Eliminations       Total
                                                  -----------    -----------      ------------    -----------
     Revenues from external customers              $   3,319        $ 18,434        $   -            $ 21,753
     Intercompany revenue transactions                 1,880            -             (1,880)            -
     Interest income and other                           121              35             (79)              77
     Interest expense                                  3,379             269             (79)           3,569
     Lease operating and production taxes              1,965            -               -               1,965
     Depreciation, depletion and amort.                2,550             180            -               2,730
     Net income (loss)                                (2,965)            616                           (2,349)
     Capital additions                                10,140             774            -              10,914

                              INLAND RESOURCES INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     ------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998:

         REFINED PRODUCTS SALES. The Company averaged refined product sales of 8,400 barrels per day from the Woods Cross Refinery during the second quarter of 1999, of which 54% represented gasoline and diesel products. This is a decrease of 100 barrels per day when compared to the second quarter of 1998. Although volumes sold remained relatively flat between years, sales decreased $469,000 due to a decline in the average price received for the Company's refined product slate. The price decrease was due to general market conditions in the Salt Lake City region.

         OIL AND GAS SALES. The Company eliminated in consolidation $2.7 million and $1.9 million of crude oil sales made between its production operations and the Woods Cross Refinery during the second quarters of 1999 and 1998, respectively. Prior to considering intercompany eliminations and hedging activities, crude oil and natural gas sales changed less than 1% between the second quarters of each year. The small change in revenues was the net effect of an 11% decline in the Company's BOE production offset by an increase in crude oil prices. Crude oil prices increased 30% from an average of $10.11 per barrel during the second quarter of 1998 to $13.16 during the second quarter of 1999. Approximately 75% of the Company's revenues are derived from crude oil sales.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $812,000 and increased by $31,000 during the second quarters of 1999 and 1998, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

         COST OF REFINERY FEEDSTOCK. The Company eliminated in consolidation $2.7 million and $1.9 million of feedstock costs associated with sales between its production operations and the Woods Cross Refinery during the second quarters of 1999 and 1998, respectively. Without consideration of these eliminations, refinery feedstock costs changed less than 1% between second quarters.

         REFINERY OPERATING EXPENSES. Refinery operating expense for the quarter ended June 30, 1999 increased 11%, or $247,000, from the second quarter of 1998. The increase was the result of a number of factors including
(1) increased transportation costs since the current crude oil slate and the refined product sold had more volumes shipped via railcar or truck rather than pipeline, (2) an increase in the number of operating employees and pay rates, and (3) less processing fees and maintenance credits associated with the Company's MDDW unit.

         LEASE OPERATING EXPENSES. Lease operating expense for the second quarter ended June 30, 1999 decreased 11%, or $206,000, from the second quarter of 1998. Lease operating expense per BOE was consistent in each year at $3.76 as cost reductions and new efficiencies were offset by lower production.

         PRODUCTION TAXES. Production taxes as a percentage of oil and gas sales were 2.2% in the second quarters of 1999 and 1998. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual tax rate.

         EXPLORATION. Exploration expense represents the Company's cost to retain unproved acreage.

         DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization for the quarter ended June 30, 1999 increased 1%, or $33,000, from the previous year. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate increased from $4.89 per BOE sold during the second quarter of 1998 to $5.03 per BOE sold during the second quarter of 1999.

         GENERAL AND ADMINISTRATIVE, NET. General and administrative expense for the quarter ended June 30, 1999 increased 30%, or $251,000, from the previous year. After removal of one-time costs related to an unsuccessful combination, net general and administrative costs decreased $58,000 or 7% between periods.

         INTEREST EXPENSE. Interest expense for the second quarter of 1999 increased 28%, or $992,000, compared to the second quarter of 1998. The increase resulted from increased average borrowings outstanding as the Company's debt balance increased $24 million during the twelve months ended June 30, 1999. Interest cost approximated 10.6% during the second quarters of 1999 and 1998.

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

SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998:

         REFINED PRODUCTS SALES. The Company averaged refined product sales of 8,800 barrels per day from the Woods Cross Refinery during the initial six months of 1999, of which 54% represented gasoline and diesel products. This is an increase of 400 barrels per day when compared to the first six months of 1998. Although sales volumes were higher in 1999, sales revenue decreased $2.6 million due to a decline in the average price received for the Company's refined product slate. The price decrease was due to general market conditions in the Salt Lake City region.

         OIL AND GAS SALES. The Company eliminated in consolidation $4.3 million and $1.9 million of crude oil sales made between its production operations and the Woods Cross Refinery during the initial six months 1999 and 1998, respectively. Prior to considering intercompany eliminations and hedging activities, crude oil and natural gas sales decreased $1.2 million or 12% between years. The change in revenues was the effect of an 5% decline in the Company's BOE sales combined with an 8% decrease in the price per BOE sold. Crude oil approximates 75% of the Company's revenues. Crude oil prices increased from an average of $10.42 per barrel during the first six months of 1998 to $10.75 during the first six months of 1999.

As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Oil and gas sales were decreased by $812,000 and increased by $94,000 during the initial six months of 1999 and 1998, respectively, to recognize hedging contract settlement gains and losses and contract purchase cost amortization.

           COST OF REFINERY FEEDSTOCK. The Company eliminated in consolidation $4.3 million and $1.9 million of feedstock costs associated with sales between its production operations and the Woods Cross Refinery during the initial six months of 1999 and 1998, respectively. Without consideration of these eliminations, refinery feedstock costs decreased $3.1 million consistent with the decline in refined product prices.

         REFINERY OPERATING EXPENSES. Refinery operating expense during the initial six months of 1999 increased 24%, or $959,000, from the comparable period in 1998. The increase was the result of a number of factors including
(1) increased transportation costs since the current crude oil slate and the refined product sold had more volumes shipped via railcar or truck rather than pipeline, (2) an increase in the number of operating employees and pay rates, and (3) less processing fees and maintenance credits associated with the Company's MDDW unit.

         LEASE OPERATING EXPENSES. Lease operating expense for the first six months of 1999 decreased 18%, or $736,000, from the comparable period in 1998. Lease operating expense per BOE decreased from $4.28 per BOE sold in 1998 to $3.69 in 1999. The Company made considerable cost reductions during the first and second quarters that were not present in the prior year.

         PRODUCTION TAXES. Production taxes as a percentage of oil and gas sales were recorded at 2.2% during 1999 and 1998. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual tax rate.

         EXPLORATION. Exploration expense represents the Company's cost to retain unproved acreage.

         DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization for the initial six months of 1999 increased 16%, or $829,000, from the previous year. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate increased from $4.89 per BOE sold during the first six months of 1998 to $5.91 per BOE sold during the first six months of 1999.

         GENERAL AND ADMINISTRATIVE, NET. General and administrative expense during the six months ended June 30, 1999 increased 2%, or $32,000, from the previous year. After removal of one-time costs related to an unsuccessful combination, net general and administrative costs decreased $277,000 or 15% between periods.

         INTEREST EXPENSE. Interest expense for the initial six months of 1999 increased 31%, or $2.1 million, compared to the same period in 1998. The increase resulted from increased average borrowings outstanding as the Company's debt balance increased $24 million during the twelve months ended June 30, 1999. Interest cost approximated 10.6% during the initial six months of 1999 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. However, the low oil price environment during 1998 and the first quarter of 1999 significantly impacted the Company's financial condition. The Company had a working capital deficit of $148.3 million at June 30, 1999 and generated a net loss of $10.7 million for the first six months of 1999 and $23.5 million during the year ended December 31, 1998. Principal amounts related to the Company's long-term debt facilities contributed $148.8 million to the working capital deficit. The Company's principal payment of $9.5 million originally due June 29, 1999 has been extended to August 13, 1999. Based on current conditions, the Company will not be able to make this payment as scheduled. In addition, at June 30, 1999 the Company was in default of certain provisions of its credit agreements, including $2.1 million of liens filed by vendors.

The Company is considering a number of strategies to cure its working capital and liquidity issues. The Company is involved in advanced negotiations to restructure its debt and equity, which may provide financing to improve short-term liquidity and provide drilling capital, although there is no assurance that the Company will be successful. Until a capital restructuring is completed the Company does not plan to drill additional wells. Instead, the Company will focus on its continuing efforts to pressurize the Monument Butte Field through additional development of its water injection infrastructure. The Company plans to convert 30 wells to injection during 1999 while incurring net capital expenditures of $700,000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, capital availability and market conditions.

Other possible solutions the Company is considering include obtaining additional modifications to its credit agreements, selling assets or issuing additional debt. The Company believes its lenders will assist in solving the Company's liquidity and working capital issues, although management can not be assured that the Company will obtain modifications or concessions from its lenders or raise the necessary capital from other sources in the time frames required. As a result, the Company may have to further slow or stop development of the Monument Butte Field and suspend capital additions to the Woods Cross Refinery. As a result of the items noted above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classifications of liabilities that might result should the Company be unable to continue as a going concern.

During the first six months of 1999, the Company focused its efforts on pressurizing the Monument Butte Field by converting twelve wells to water injection. Due to its financial condition, the Company incurred only $648,000 of net capital expenditures with respect to its producing and refining operations. During the first half of 1999, the Company borrowed $3.25 million from its lenders and generated $4.3 million of cash from operations which it primarily used to reduce outstanding accounts payable to $6.8 million; a 52% decrease from the January 1, 1999 accounts payable balance of $14.3 million.

         FINANCING. On September 30, 1997, the Company closed separate Credit Agreements with Trust Company of the West and TCW Asset Management Company in their capacities as noteholder and agent (collectively "TCW") and ING (U.S.) Capital Corporation ("ING"). Subsequent to the closing of the ING Credit Agreement, U.S. Bank National Association and Meespierson Capital Corp. (collectively referred to herein with ING as the "Senior Lenders") became loan participants in the ING Credit Agreement. The Credit Agreement with TCW provided the Company with $75.0 million, all of which was funded at closing. The ING Credit Agreement provides the Company with a $73.25 million borrowing base as of June 30, 1999. The borrowing base under the ING facility is limited to the collateral value of proved reserves as determined semiannually by the Senior Lenders. At June 30, 1999, the Company had $70.9 million of borrowings and $2.35 million of letter of credit obligations outstanding under the ING Credit Agreement.

On March 11, 1999, the Company entered into amendments to the ING Credit Agreement and the TCW Credit Agreement. The ING amendment increased the borrowing base to $73.25 million. The Company immediately borrowed the additional $3.25 million of availability and used the proceeds to reduce accounts payable. The Senior Lenders received a warrant to purchase 50,000 shares of common stock at $1.75 as consideration for entering into the amendment. Under the TCW amendment, TCW agreed to defer the quarterly payments for interest accruing during the initial six months of 1999 until the earlier of December 31, 2003 or the date on which the ING loan is paid in full. The amount deferred during the first six months of 1999 was $3.7 million increasing the principal outstanding under the TCW Credit Agreement to $78.7 million at June 30, 1999. The deferred interest bears interest at 12%. TCW received a warrant to purchase 58,512 shares of common stock at $1.75 as consideration for entering into the amendment.

The ING Credit Agreement constituted a revolving line of credit until March 31, 1999, at which time it converted to a term loan payable in quarterly installments through March 29, 2003. The quarterly installments, based on a $73.25 million borrowing base, are $9.5 million extended to August 13, 1999, $6.2 million for the next two quarters of 1999, $4.7 million for each quarter of 2000, $3.9 million for each quarter of 2001, $3.5 million for each quarter of 2002, and $3.0 million on March 29, 2003. The initial quarterly installment of $9.5 million due June 29, 1999 has been extended and is now due August 13, 1999. The ING loan bears interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhatten Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The Company has consistently selected the LIBOR rate option resulting in a currently effective interest rate of approximately 6.8%. As required by the ING and TCW Credit Agreements, on April 30, 1998 the Company paid $140,000 to put in place an interest rate hedge. The hedge covers the period June 12, 1998 through December 12, 2000 and effectively provides a 6.75% LIBOR rate interest ceiling (before consideration of the 1.75% adjustment) on $35.0 million of borrowings under the ING Credit Agreement. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

In addition to the $3.7 million of deferred interest discussed above, the TCW Credit Agreement is comprised of a $65.0 million tranche and a $10.0 million tranche and is payable interest only, at a rate of 9.75% per annum, quarterly until the earlier of December 31, 2003 or the date on which the ING loan is paid in full (as discussed above, TCW has deferred interest payments during the initial six months of 1999). At that time, the TCW Credit Agreement converts to a term loan payable in twelve quarterly installments of principal and interest. The quarterly principal installments are $6.25 million for the first four quarters, $8.75 million for the next four quarters and $3.75 million for the last four quarters. The Company granted a warrant to TCW to purchase 100,000 shares of common stock at an exercise price of $10.00 per share any time after September 23, 2000 and before September 23, 2007. Due to anti-dilution adjustments, the number of shares covered by the initial 100,000 share warrant has increased to 326,457 shares at an adjusted exercise price of $1.04 per share. The Company also granted piggyback registration rights in connection with such warrants. TCW is also entitled to additional interest on the $65.0 million tranche in an amount that yields TCW a 12.5% internal rate of return, such interest payment to be made concurrently with the final payment of all principal and interest on the TCW Credit Agreement. For purposes of the internal rate of return calculation, the Company is given credit for the funding fee of $2.25 million paid to TCW at closing. With respect to the $10.0 million tranche, upon payment in full of the TCW Credit Agreement by the Company, TCW may elect to "put" their warrants back to the Company and accept a cash payment which will cause TCW to achieve a 12.5% rate of return on such tranche. The TCW Credit Agreement restricts any repayment of the indebtedness until October 1, 1999. The TCW Credit Agreement is secured by a second lien on substantially all assets of the Company.

The TCW and ING Credit Agreements have common covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. At June 30, 1999, the Company was in violation of certain covenants common to both the ING Credit Agreement and the TCW Credit Agreement. All lenders have been notified of the covenant defaults, including the filings of liens by vendors. Although there can be no assurance in the future, the Company's lenders have shown willingness in the past to help the Company solve its working capital and liquidity issues. The Company's management is estimating that current cash flow projections will not be sufficient to repay scheduled maturities. As a result, all borrowings for both of these facilities have been classified as current under the cross-collateralization provisions of such facilities.

DELISTING OF COMMON STOCK

Effective with the close of business July 28, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company was no longer able to satisfy the net tangible asset maintenance standard for continued listing. The Company's Common Stock is now traded on the NASD over-the-counter bulletin board under the same symbol "INLN".

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during the first quarter of 1999 or 1998.

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

The Company has conducted a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations. The Company believes its computer hardware and software is over 95% Year 2000 compliant. Computer hardware and software that is not Year 2000 compliant will be updated before September 1999. The Company's operations are not extremely dependent on vendor compliance with Year 2000 issues. To the extent a major vendor is not Year 2000 compliant by September 1999, the Company believes that alternative vendors that are Year 2000 compliant will be available and selected. In summary, management believes that Year 2000 issues can be mitigated without a significant effect on the Company's financial position. The Company expects to expend less than $50,000 to become fully Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without incurring costs that are material to future financial results or future financial condition.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, sources of crude oil for refining, marketing of refined products, refinery maintenance, operations and upgrades, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission (the "Commission").

                              INLAND RESOURCES INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                     ------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the ING Credit Agreement. See Item 2. -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The ING Credit Agreement is a revolving line of credit until March 31, 1999, at which time it converts to a term loan payable in quarterly installments through March 29, 2003. As of June 30, 1999, the ING Credit Facility had a principal balance of $70.9 million at an average floating interest rate of 6.8% per annum and $2.35 million of letters of credit obligations outstanding. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                 ------------------------------------------------------------------------------------------------
                                           Increase in Interest Expense Without Hedge
                 ------------------------------------------------------------------------------------------------
                    July 1, 1999       January 1, 2000    January 1, 2001     January 1, 2002     January 1, 2003
                       through             through            through             through             through
                  December 31, 1999   December 31, 2000  December 31, 2001   December 31, 2002    March 29, 2003
                 ------------------------------------------------------------------------------------------------
1% increase in       $315,000            $430,000            $257,000           $109,000             $ 6,000
Interest Rates
-----------------------------------------------------------------------------------------------------------------
2% increase in       $633,000            $877,000            $537,000           $246,000             $19,000
Interest Rates
-----------------------------------------------------------------------------------------------------------------

         On April 30, 1998, as required by the ING Credit Agreement, Inland entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 8.5% on $35.0 million of borrowings. Pursuant to the ING Credit Agreement, this hedge must be renewed or replaced through the remaining term of the loan. Assuming the renewal of the terms of the interest rate cap agreement, the effect of the hedge through March 29, 2003 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement, as shown by the following chart:

                 ------------------------------------------------------------------------------------------------
                                               Increase in Interest Expense with Hedge
                 ------------------------------------------------------------------------------------------------
                    July 1, 1999       January 1, 2000    January 1, 2001     January 1, 2002     January 1, 2003
                       through             through            through             through             through
                  December 31, 1999   December 31, 2000  December 31, 2001   December 31, 2002    March 29, 2003
                 ------------------------------------------------------------------------------------------------
1% increase in        $315,000            $430,000            $257,000           $109,000             $ 6,000
Interest Rates
-----------------------------------------------------------------------------------------------------------------
2% increase in        $533,000            $667,000            $374,000           $164,000             $10,000
Interest Rates
-----------------------------------------------------------------------------------------------------------------

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

         On March 10, 1999 Inland entered into two swap agreements with Enron Capital and Trade Resources Corp. ("Enron"), each of which cover 40,000 barrels per month of crude oil production during the period April 1, 1999 through December 31, 1999. The swap price on the first contract is $14.02 and the swap price on the second contract is $14.54, based on NYMEX Light Sweet Crude Oil Futures Contracts. The potential losses on these contracts based on a hypothetical average market price of equivalent product for the period from July 1, 1999 to December 31, 1999 are as follows:

                    -----------------------------------------------------------------------------------------------
                                     Average NYMEX Per Barrel Market Price for the Contract Period
                    -----------------------------------------------------------------------------------------------
                       $16.00        $17.00        $18.00        $19.00        $20.00        $21.00        $22.00
                    -----------------------------------------------------------------------------------------------
$14.02 Contract       $475,000      $715,000      $955,000     $1,195,000    $1,435,000    $1,675,000    $1,915,000
-------------------------------------------------------------------------------------------------------------------
$14.54 Contract        350,000      $590,000      $830,000     $1,070,000    $1,310,000    $1,550,000    $1,790,000
-------------------------------------------------------------------------------------------------------------------

         The Company's hedging activities resulted in a loss of $812,000 and a gain of $94,000 during the initial six months of 1999 and 1998, respectively.

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.


Items 1, 3, 4 and 5 are omitted from this report as inapplicable.

ITEM 2.  CHANGES IN SECURITIES.

The Company accrued for issuance 21,100 shares of common stock dividends related to its Series C preferred stock during the period from April 1, 1999 to June 30, 1999.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

As discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operation" the Company was in default of certain provisions of its credit agreements.

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

     Form 8-K was filed under Item 5 on May 26, 1999 reporting the termination of the Letter of Intent with Flying J.

                              INLAND RESOURCES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INLAND RESOURCES INC.
                                       (Registrant)


Date:  August 12, 1999                 By:  /s/ Kyle R. Miller
                                          ---------------------------
                                            Kyle R. Miller
                                            Chief Executive Officer


Date:  August 12, 1999                 By:  /s/  Michael J. Stevens
                                          ---------------------------
                                            Michael J. Stevens
                                            Vice President - Accounting and
                                            Administration
                                            (Principal Accounting Officer)