Form 10-Q
period 1999-09-30
INLAND RESOURCES INC
filed 1999-11-15
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-16487
                                               ---------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               WASHINGTON                                 91-1307042
     -------------------------------           ---------------------------------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

410 17TH STREET, SUITE 700, DENVER, COLORADO                      80202
--------------------------------------------                  ------------
(Address of Principal Executive Offices)                       (ZIP Code)


Registrant's Telephone Number, Including Area Code:           (303) 893-0102
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

                                    Yes __XX__ No ______


Number of shares of common stock, par value $.001 per share, outstanding as of November 10, 1999: 23,093,689

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                                                  September 30,          December 31,
                                                                                      1999                   1998
                                                                                ------------------     ----------------
                                  ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $  419               $1,627
   Accounts receivable and accrued sales                                                    4,184                5,682
   Inventory                                                                                5,062                5,353
   Other current assets                                                                       619                  700
                                                                                ------------------     ----------------
            Total current assets                                                           10,284               13,362
                                                                                ------------------     ----------------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                                     167,199              180,538
   Accumulated depletion, depreciation and amortization                                   (26,091)             (21,433)
                                                                                ------------------     ----------------
                                                                                          141,108              159,105
   Other property and equipment, net                                                       19,566               20,212
   Other long-term assets                                                                   2,529                3,150
                                                                                ------------------     ----------------
            Total assets                                                                $ 173,487            $ 195,829
                                                                                ==================     ================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                       $ 5,961             $ 14,282
   Accrued expenses                                                                         2,824                2,408
   Current portion of long-term debt                                                                           141,709
                                                                                ------------------     ----------------
            Total current liabilities                                                       8,785              158,399
                                                                                ------------------     ----------------

Long-term debt                                                                             75,910               17,114
Other long-term liabilities                                                                   850                  875

Mandatorily redeemable Series C preferred stock, 100,000 shares
     issued and outstanding                                                                                      9,568
Accrued Series C preferred stock dividends                                                                       1,534
Warrants outstanding                                                                                             1,300
Mandatorily redeemable Series D preferred stock, 10,757,747 shares
     issued and outstanding, liquidation preference of $80,683,103                         60,500
Mandatorily redeemable Series E preferred stock, 121,973 shares
     issued and outstanding, liquidation preference of $12,197,300                          8,000

Stockholders' equity:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized
   Series Z convertible preferred stock, 5,882,901 shares issued
      and outstanding                                                                       7,280
   Common stock, par value $.001; 25,000,000 shares authorized; issued
      and outstanding 23,093,689                                                               23                    9
   Additional paid-in capital                                                              66,694               42,758
   Accumulated deficit                                                                    (54,555)             (35,728)
                                                                                ------------------     ----------------
            Total stockholders' equity                                                     19,442                7,039
                                                                                ------------------     ----------------
            Total liabilities and stockholders' equity                                  $ 173,487            $ 195,829
                                                                                ==================     ================

               The accompanying notes are an integral part of
                   the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                                  Three months ended                    Nine months ended
                                                                    September 30,                         September 30,
                                                          ----------------------------------    ---------------------------------
                                                               1999              1998               1999               1998
                                                          ---------------   ----------------    --------------     --------------
Revenues:
   Sales of refined product                                     $ 18,843           $ 17,740          $ 51,447           $ 52,978
   Sales of crude oil and natural gas                              1,448              3,005             6,328             11,507
   Oil hedging gain (loss)                                        (1,708)               100            (2,520)               194
                                                          ---------------   ----------------    --------------     --------------
             Total revenues                                       18,583             20,845            55,255             64,679
                                                          ---------------   ----------------    --------------     --------------

Operating expenses:
   Cost of refinery feedstock                                     11,439             11,850            33,453             39,455
   Refinery operating expenses                                     2,297              3,014             7,210              6,968
   Lease operating expenses                                        1,863              2,086             5,223              6,182
   Production taxes                                                  211                117               411                345
   Exploration                                                        67                 37               131                128
   Depletion, depreciation and amortization                        2,491              3,299             8,638              8,617
   General and administrative, net                                 2,022                901             3,843              2,690
                                                          ---------------   ----------------    --------------     --------------
             Total operating expenses                             20,390             21,304            58,909             64,385
                                                          ---------------   ----------------    --------------     --------------

Operating income (loss)                                           (1,807)              (459)           (3,654)               294
Interest expense                                                  (5,146)            (3,971)          (14,150)           (10,867)
Other income, net                                                     24                206               197                343
                                                          ---------------   ----------------    --------------     --------------
Net loss before extraordinary loss                                (6,929)            (4,224)          (17,607)           (10,230)
Extraordinary loss on early extinguishment of debt                  (556)                                (556)              (212)
                                                          ---------------   ----------------    --------------     --------------

Net loss                                                          (7,485)            (4,224)          (18,163)           (10,442)
Accrued Series C preferred stock dividend                           (153)              (255)             (663)              (783)
                                                          ---------------   ----------------    --------------     --------------
Net loss available to common stockholders                      $  (7,638)         $  (4,479)        $ (18,826)         $ (11,225)
                                                          ===============   ================    ==============     ==============


Net loss per share - Basic and Diluted
   Before extraordinary loss                                    $  (0.66)           $ (0.53)          $ (1.97)           $ (1.31)
   Extraordinary loss                                           $  (0.05)                             $ (0.06)           $ (0.03)
                                                          ---------------   ----------------    --------------     --------------
         Total                                                  $  (0.71)           $ (0.53)          $ (2.03)           $ (1.34)
                                                          ===============   ================    ==============     ==============
Weighted average common shares outstanding                        10,752              8,378             9,279              8,369
                                                          ===============   ================    ==============     ==============


Dividends per common share                                     NONE              NONE               NONE               NONE
                                                          ===============   ================    ==============     ==============

                The accompanying notes are an integral part of
                     the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)
                                   (Unaudited)

                                                                             1999                  1998
                                                                        ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                  $ (18,163)            $ (10,442)
   Adjustments to reconcile net loss to net cash
       provided by (used by) operating activities:
          Depletion, depreciation and amortization                               8,638                 8,617
          Amortization of debt issue costs and debt discount                       630                   491
          Noncash interest consideration                                         8,822
          Loss on early extinguishment of debt                                     556                   212
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                 1,498                 5,716
             Inventory                                                             291                (1,423)
             Other assets                                                          217                   304
             Accounts payable and accrued expenses                              (7,931)                8,857
                                                                        ---------------       ---------------
Net cash provided by (used by) operating activities                             (5,442)               12,332
                                                                        ---------------       ---------------

Cash flows from investing activities:
   Development expenditures and equipment purchases                               (990)              (36,524)
                                                                        ---------------       ---------------
Net cash used by investing activities                                             (990)              (36,524)
                                                                        ---------------       ---------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                                     37
   Proceeds from issuance of long-term debt                                      6,250                39,800
   Payments of long-term debt                                                      (32)              (13,705)
   Debt issue costs                                                               (494)                 (885)
   Restructuring costs                                                            (500)
                                                                        ---------------       ---------------
Net cash provided by financing activities                                        5,224                25,247
                                                                        ---------------       ---------------

Net change in cash and cash equivalents                                         (1,208)                1,055
Cash and cash equivalents at beginning of period                                 1,627                   604
                                                                        ---------------       ---------------

Cash and cash equivalents at end of period                                       $ 419               $ 1,659
                                                                        ===============       ===============


NONCASH FINANCING ACTIVITY:
The Company entered into a significant financial restructuring as described in
Note 6 to the financial statements whereby certain subordinated debt and Preferred Stock of the Company was exchanged for Common Stock and new series of Preferred Stock.







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

4.   INVENTORIES:
     Inventories at September 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                          September 30,         December 31,
                                              1999                  1998
                                         ----------------      ---------------
     Crude Oil                                     $ 983                $ 827
     Refined Product                               2,687                2,910
     Tubular goods                                 1,198                1,416
     Materials and supplies                          194                  200
                                         ----------------      ---------------
        Total                                    $ 5,062              $ 5,353
                                         ================      ===============

5.   SEGMENT AND RELATED INFORMATION:
     The Company operates in two segments; oil and gas exploration, development and production operations ("E&P") in the Monument Butte Field in Utah and crude oil refining in Woods Cross, Utah. Segment disclosures for the three-month and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands).

                                                                         Balance Sheet
                                                  --------------------------------------------------------------
                                                     E&P          Refinery       Eliminations         Total
                                                  -----------    ------------    --------------    -------------
     Total assets at September 30, 1999             $162,951         $25,995        $ (15,459)         $173,487
     Total assets at December 31, 1998              $183,389         $27,222        $ (14,782)         $195,829

                                                               Nine Months Ended September 30, 1999
                                                 ---------------------------------------------------------------
                                                     E&P          Refinery       Eliminations         Total
                                                  -----------    ------------    --------------    -------------
     Revenues from external customers                $ 3,808        $ 51,447          $ -              $ 55,255
     Intercompany revenue transactions                 8,966          -                (8,966)          -
     Interest income and other                           758             160             (721)              197
     Interest expense                                 14,133             738             (721)           14,150
     Lease operating and production taxes              5,223          -                -                  5,223
     Depreciation, depletion and amort.                7,990             648           -                  8,638
     Net loss                                        (17,541)           (622)                           (18,163)
     Capital additions                                   569             421           -                    990

                                                               Nine Months Ended September 30, 1998
                                                 ---------------------------------------------------------------
                                                     E&P          Refinery       Eliminations         Total
                                                  -----------    ------------    --------------    -------------
     Revenues from external customers               $ 11,701        $ 52,978          $ -              $ 64,679
     Intercompany revenue transactions                 4,170          -                (4,170)          -
     Interest income and other                           380             259             (296)              343
     Interest expense                                 10,477             686             (296)           10,867
     Lease operating and production taxes              6,182          -                -                  6,182
     Depreciation, depletion and amort.                7,987             630           -                  8,617
     Net loss                                        (10,087)           (355)                           (10,442)
     Capital additions                                34,554           1,970           -                 36,524

                                                              Three Months Ended September 30, 1999
                                                 ---------------------------------------------------------------
                                                     E&P          Refinery       Eliminations         Total
                                                  -----------    ------------    --------------    -------------
     Revenues from external customers                $  (260)       $ 18,843          $ -              $ 18,583
     Intercompany revenue transactions                 4,619          -                (4,619)          -
     Interest income and other                           255              15             (246)               24
     Interest expense                                  5,137             255             (246)            5,146
     Lease operating and production taxes              1,863          -                -                  1,863
     Depreciation, depletion and amort.                2,275             216           -                  2,491
     Net loss                                         (7,117)           (368)                            (7,485)
     Capital additions                                   116             226           -                    342

                                                              Three Months Ended September 30, 1998
                                                 ---------------------------------------------------------------
                                                     E&P          Refinery       Eliminations         Total
                                                  -----------    ------------    --------------    -------------
     Revenues from external customers                $ 3,105        $ 17,740          $ -              $ 20,845
     Intercompany revenue transactions                 2,290          -                (2,290)          -
     Interest income and other                           244             179             (217)              206
     Interest expense                                  3,966             222             (217)            3,971
     Lease operating and production taxes              2,086          -                -                  2,086
     Depreciation, depletion and amort.                3,029             270           -                  3,299
     Net loss                                         (3,976)           (248)                            (4,224)
     Capital additions                                13,565             696           -                 14,261

6.   FINANCIAL RESTRUCTURING:
     On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW") and Joint Energy Development Investments II Limited Partnership ("JEDI"), pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company (the "Recapitalization").

     Pursuant to the Exchange Agreement, TCW agreed to exchange $75 million of subordinated indebtedness plus accrued interest of $5.7 million and warrants to purchase 158,512 shares of Common Stock for the following securities of the Company: (i) 10,757,747 shares of newly designated Series D Redeemable Preferred Stock of the Company ("Series D Preferred Stock"),
     (ii) 5,882,901 shares of newly designated Series Z Convertible Preferred Stock of the Company ("Series Z Preferred Stock") and (iii) 11,642,949 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares ($10.0 million par value) of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (i) 121,973 shares of newly designated Series E Redeemable Preferred Stock of the Company ("Series E Preferred Stock") and (ii) 2,920,975 shares of Common Stock.

     Upon closing the Exchange Agreement, TCW owns 11,642,949 shares of Common Stock, representing approximately 50.4% of the outstanding shares of Common Stock, and JEDI owns 2,920,975 shares of Common Stock, representing approximately 12.6% of the outstanding shares of Common Stock. In connection with the Exchange Agreement, the Articles of Incorporation (the "Articles") of the Company were amended to designate the Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock. The amended Articles provide that the Common Stock, Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock shall vote together as a single class and not as a separate voting group or class, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock and Series Z Preferred Stock vote with the Common Stock on a share-for-share basis. Pursuant to the amended Articles, the total number of votes of the combined class of Common Stock, Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock presently outstanding is 39,856,310 votes, of which 28,283,597 votes (representing approximately 71% of the total) are owned by TCW, and 3,042,948 votes (representing approximately 7.6% of the total) are owned by JEDI.

     Under the amended Articles, the Series D Preferred Stock accrues dividends at a rate of $0.16875 per share per quarter (9% annual rate) if paid in cash on a current basis or $0.2109375 per share per quarter (11.25% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or any other series of preferred stock while there are any accrued and unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock also has liquidation preference over all other classes and series of stock, in an amount equal to $7.50 per share ($80.7 million). The Series D Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid) for a redemption price of $7.50 per share and must be redeemed upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility. The difference between the book value and the liquidation value of the Series D Preferred Stock
     ($20.2 million) is being accreted over the minimum redemption period and will result in a charge against earnings available for common shareholders. In addition to voting as a class with the Common Stock, Series E Preferred Stock and Series Z Preferred Stock, as discussed above, holders of 75% of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series D Preferred Stock, any merger or consolidation of the Company in which the Company is not the surviving entity, any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction or the sale or other transfer of substantially all of the assets of the Company. Further, a majority of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, have the right to (i) elect four members of the Board for as long as at least 37.5% of the original shares of

     Series D Preferred Stock remain outstanding; (ii) three members of the Board for as long as at least 25%, but less than 37.5% remain outstanding;
     (iii) two members of the Board for as long as at least 12.5%, but less than 25% remain outstanding; and (iv) one member of the Board for as long as any shares of Series D Preferred Stock remain outstanding even though they are less than 12.5% of the original shares issued. As the number of members that may be elected by holders of Series D Preferred Stock decline, the holders of Common Stock are entitled to elect those members to the Board.

     Under the amended Articles, the Series E Preferred Stock accrues dividends at a rate of $2.3125 per share per quarter (9.25% annual rate) if paid in cash on a current basis or $2.875 per share per quarter (11.5% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or the Series Z Preferred Stock while there are any accrued and unpaid dividends on the Series E Preferred Stock. The Series E Preferred Stock also has liquidation preference over all other classes and series of stock, except the Series D Preferred Stock, in an amount equal to $100.00 per share ($12.2 million). The Series E Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid and the Series D Preferred Stock having been redeemed) for a redemption price of $100.00 per share and must be redeemed upon the earlier of September 21, 2006 or the redemption of all outstanding shares of Series D Preferred Stock. The difference between the book value and the liquidation value of the Series E Preferred Stock ($4.2 million) is being accreted over the minimum redemption period and will result in a charge against earnings available for common shareholders. In addition to voting as a class with Common Stock, Series D Preferred Stock and Series Z Preferred Stock, as discussed above, holders of 75% of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series E Preferred Stock; any merger or consolidation of the Company in which the Company is not the surviving entity or any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction, unless, in either case, the holders of Series E Preferred Stock receives shares with substantially the same rights and preferences as correspond to the Series E Preferred Stock; any merger in which the holders of Common Stock receive consideration in exchange for their Common Stock other than Common Stock of the surviving corporation junior to the securities issued to the holders of Series E Preferred Stock; or the sale or other transfer of substantially all of the assets of the Company unless, so long as the Series D Preferred Stock is outstanding, at least 60% of the Series E Preferred Stock is redeemed or the holders of Series E Preferred Stock receive an amount equal to 60% of 10/85ths of the total consideration received by the holders of Series D Preferred Stock and Series E Preferred Stock in the same form of consideration as that received by the holders of Series D Preferred Stock. Further, a majority of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, have the right to elect one member of the Board; although they have not yet exercised this right.

     The Series Z Preferred Stock ranks on an equivalent basis with the Common Stock with respect to all matters, except the Series Z Preferred Stock has a liquidation preference of $.002 per share which ranks ahead of the Common Stock, and after receiving this liquidation preference, the Series Z Preferred Stock will share in any remaining assets on liquidation pro rata on an as-converted basis with the holders of Common Stock. Currently, the Series Z Preferred Stock is convertible at a rate of one share of Common Stock for each share of Series Z Preferred Stock and shall be deemed automatically converted into that number of shares immediately upon the Articles being further amended to increase the number of authorized shares of Common Stock to such a number that will permit such conversion. The Company has called a meeting of stockholders on December 10, 1999 to vote on such amendment. Due to the similarities between the Series Z Preferred Stock and Common Stock and the upcoming stockholders meeting during which the conversion of the Series Z Preferred Stock into Common Stock will be authorized, the Series Z Preferred Stock has been treated as if it were Common Stock in the earnings per share calculation.

     One of the conditions to closing the Exchange Agreement was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million. The Company borrowed $3.0 million at closing, bringing the total outstanding principal balance to $73,915,000 at September 30, 1999. The Company also had $2.8 million of outstanding letters of credit at September 30, 1999. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At September 30, 1999, all amounts were borrowed under the LIBOR option at an effective rate of 8.52% through December 29, 1999. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement continues to contain standard affirmative, negative and financial covenants and is secured by a first lien on substantially all assets of the Company.

     The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. The Farmout Agreement was originally entered into effective June 1, 1998. As of December 31, 1998 Smith had received 152,220 pre-split shares of Common Stock as payment of net proceeds through October 31, 1998 under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as the Company, Smith and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The amendment to the Farmout Agreement on September 21, 1999 eliminated this option and provided for cash payments only effective June 1, 1999. The amendment also allowed the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. As a result of this recent amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan accounting previously followed by the Company is no longer considered proper. As a result, the Company has removed all previously recorded drilling costs, accumulated depletion, debt issue costs, loans and accrued interest from its accounting records as of September 21, 1999 and will no longer record revenue and costs from wells drilled under the Farmout Agreement in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The $6.0 gain recognized upon the removal of previously recorded account balances was charged directly to equity due to the related-party nature of the transaction. The Farmout Agreement continues to provide that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

7.   NET LOSS PER SHARE:
     Basic and diluted net loss per share is presented before the extraordinary loss and after the extraordinary loss. All amounts can be computed based on information on the face of the Consolidated Statements of Operations. Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is shown as equal to the computation for basic earnings per share due to the antidilutive effect of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                              INLAND RESOURCES INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

         REFINED PRODUCTS SALES. The Company averaged refined product sales of 8,100 barrels per day from the Woods Cross Refinery during the third quarter of 1999, of which 46% represented gasoline and diesel products. This is a decrease of 1,400 barrels per day when compared to the third quarter of 1998. The large decrease in volumes sold was attributable to the Company's poor financial condition prior to the restructuring on September 21, 1999 and its inability to secure certain crude oil for processing. This large volume decrease was more than offset by a $5.00 increase in the average price received by the Company for its refined products. The price increase was due to general market conditions in the Salt Lake City region.

         OIL AND GAS SALES. The Company eliminated in consolidation $4.6 million and $2.3 million of crude oil sales made between its production operations and the Woods Cross Refinery during the third quarters of 1999 and 1998, respectively. Prior to considering intercompany eliminations, crude oil and natural gas sales increased $772,000 between the third quarters of each year. The change in gross revenues was the net effect of a 25% decline in the Company's BOE sales offset by an increase in crude oil prices. Crude oil prices increased 76% from an average of $9.81 per barrel during the third quarter of 1998 to $17.22 during the third quarter of 1999. Approximately 75% of the Company's oil and gas revenues are derived from crude oil sales.

         OIL HEDGING GAIN (LOSS). As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to revenue in the period in which the related oil is sold. Oil hedging activities resulted in a loss of $1.7 million and a gain of $100,000 during the third quarters of 1999 and 1998, respectively.

         COST OF REFINERY FEEDSTOCK. The Company eliminated in consolidation $4.6 million and $2.3 million of feedstock costs associated with sales between its production operations and the Woods Cross Refinery during the third quarters of 1999 and 1998, respectively. Without consideration of these eliminations, refinery feedstock costs increased 11% between third quarters due primarily to the increase in crude oil prices experienced during the quarter.

         REFINERY OPERATING EXPENSES. Refinery operating expense for the quarter ended September 30, 1999 decreased 24%, or $717,000, from the third quarter of 1998. The decrease was the result of lower variable costs due to lower refinery throughput in conjunction with cost cutting measures to increase refinery cash flow.

         LEASE OPERATING EXPENSES. Lease operating expense for the third quarter ended September 30, 1999 decreased 11%, or $223,000, from the third quarter of 1998. Lease operating expense per BOE increased between quarters from $3.90 to $4.65 as cost reductions and new efficiencies were offset by lower production.

         PRODUCTION TAXES. Production taxes as a percentage of oil and gas sales were 3.5% and 2.2% in the third quarters of 1999 and 1998, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual tax rate.

         EXPLORATION. Exploration expense represents the Company's cost to retain unproved acreage.

         DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization for the quarter ended September 30, 1999 decreased 25%, or $808,000, from the previous year. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion charge decreased consistent with the 25% decrease in oil and gas BOE sales. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate decreased from $5.35 per BOE sold during the third quarter of 1998 to $5.15 per BOE sold during the third quarter of 1999.

         GENERAL AND ADMINISTRATIVE, NET. General and administrative expense for the quarter ended September 30, 1999 increased $1,121,000 from the previous year. The third quarter of 1999 includes $1.2 million of charges relating to the Company's financial restructuring. After removal of the restructuring costs, general and administrative expense was consistent between periods.

         INTEREST EXPENSE. Interest expense for the third quarter of 1999 increased 30%, or $1.2 million compared to the third quarter of 1998. The increase resulted from increased average borrowings outstanding as the Company's debt balance increased $15 million during the twelve months prior to the Company's financial restructuring on September 21, 1999. Interest cost approximated 10.6% during the third quarters of 1999 and 1998. The financial restructuring will have the effect of significantly lowering outstanding borrowings and interest cost in future periods.

         OTHER INCOME. Other income in 1999 and 1998 primarily represents interest earned on the investment of surplus cash balances.

         INCOME TAXES. In 1999 and 1998, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         EXTRAORDINARY ITEM. Effective September 21, 1999, the Company refinanced an existing obligation to TCW and amended the terms of its farmout arrangement with Smith Energy Partnership. As a result of these transactions, unamortized debt issue costs of $556,000 were written off as an extraordinary loss.

         ACCRUED SERIES C PREFERRED STOCK DIVIDENDS. Inland's Series C preferred stock accrued dividends at 10%, compounded quarterly. No dividends were paid in cash since the stock was issued on July 21, 1997. The amount accrued represents those dividends earned during the respective period. On September 21, 1999, JEDI exchanged their Series C Preferred Stock for Common Stock and a new series of preferred stock as explained in Note 6 to the financial statements.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

         REFINED PRODUCTS SALES. The Company averaged refined product sales of 8,600 barrels per day from the Woods Cross Refinery during the initial nine months of 1999, of which 52% represented gasoline and diesel products. This is an decrease of 400 barrels per day when compared to the first nine months of 1998 due to the Company's poor financial condition prior to the restructuring on September 21, 1999 and its inability to secure certain crude oil for processing. Sales revenue decreased $1.5 million due to a decline in volumes offset by a higher average price received for the Company's refined product slate. The price increase was due to general market conditions in the Salt Lake City region.

         OIL AND GAS SALES. The Company eliminated in consolidation $9.0 million and $4.2 million of crude oil sales made between its production operations and the Woods Cross Refinery during the initial nine months 1999 and 1998, respectively. Prior to considering intercompany eliminations, crude oil and natural gas sales decreased $771,000 or 4.8% between years. The change in revenues was the effect of a 12% decline in the Company's BOE sales offset by a 10% increase in the average price per BOE sold. Crude oil approximates 75% of the Company's revenues. Crude oil prices increased from an average of $10.10 per barrel during the first nine months of 1998 to $12.71 during the first nine months of 1999.

         OIL HEDGING GAIN (LOSS). As further discussed in "Liquidity and Capital Resources" below, the Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the field, the financial impact of hedging transactions is reported as an adjustment to revenue in the period in which the related oil is sold. Oil hedging activities resulted in a loss of $2.5 million and a gain of $194,000 during the initial nine months of 1999 and 1998, respectively.

         COST OF REFINERY FEEDSTOCK. The Company eliminated in consolidation $9.0 million and $4.2 million of feedstock costs associated with sales between its production operations and the Woods Cross Refinery during the initial nine months of 1999 and 1998, respectively. Without consideration of these eliminations, refinery feedstock costs decreased $1.2 million or 2.8% consistent with the decline in refined product sales.

         REFINERY OPERATING EXPENSES. Refinery operating expense during the initial nine months of 1999 increased 3.5%, or $242,000, from the comparable period in 1998. The increase was the result of a number of factors including
(1) increased transportation costs since the current crude oil slate and the refined product sold had more volumes shipped via railcar or truck rather than pipeline, (2) an increase in the number of operating employees and pay rates, (3) less processing fees and maintenance credits associated with the Company's MDDW unit, offset by (4) lower variable costs during the third quarter of 1999 due to lower refinery throughput and cost cutting measures during the third quarter of 1999 to increase refinery cash flow.

         LEASE OPERATING EXPENSES. Lease operating expense for the first nine months of 1999 decreased 16%, or $959,000, from the comparable period in 1998. Lease operating expense per BOE decreased from $4.14 per BOE sold in 1998 to $3.98 in 1999. The reduction on a BOE basis is due to cost reductions during 1999 that were not present in the prior year offset by lower volumes in 1999.

         PRODUCTION TAXES. Production taxes as a percentage of oil and gas sales were recorded at 2.7% and 2.2% during 1999 and 1998, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual tax rate.

         EXPLORATION. Exploration expense represents the Company's cost to retain unproved acreage.

         DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization for the initial nine months of 1999 increased 1%, or $21,000, from the previous year. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The small increase is the result of the 12% decrease in oil and gas BOE sales offset by an increase in the depletion rate. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate increased from $5.06 per BOE sold during the first nine months of 1998 to $5.71 per BOE sold during the first nine months of 1999.

         GENERAL AND ADMINISTRATIVE, NET. General and administrative expense during the nine months ended September 30, 1999 increased 43%, or $1.15 million, from the previous year. After removal of $1.7 million of one-time costs related to the Company's financial restructuring and to an unsuccessful combination, net general and administrative costs decreased $450,000 or 17% between periods.

         INTEREST EXPENSE. Interest expense for the initial nine months of 1999 increased 30%, or $3.3 million, compared to the same period in 1998. The increase resulted from increased average borrowings outstanding as the Company's debt balance increased $15 million during the twelve months prior to the Company's financial restructuring on September 21, 1999. Interest cost approximated 10.6% during the initial nine months of 1999 and 1998. The financial restructuring will have the effect of significantly lowering outstanding borrowings and interest cost in future periods.

         OTHER INCOME. Other income in 1999 and 1998 primarily represents interest earned on the investment of surplus cash balances.

         INCOME TAXES. In 1999 and 1998, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         EXTRAORDINARY ITEM. Effective September 21, 1999, the Company refinanced an existing obligation to TCW and amended the terms of its farmout arrangement with Smith Energy Partnership. As a result of these transactions, unamortized debt issue costs of $556,000 were written off as an extraordinary loss.

         ACCRUED SERIES C STOCK DIVIDENDS. Inland's Series C preferred stock accrued dividends at 10%, compounded quarterly. No dividends were paid in cash since the stock was issued on July 21, 1997. The amount accrued represents those dividends earned during the respective period. On September 21, 1999, JEDI exchanged their Series C Preferred Stock for Common Stock and a new series of preferred stock as explained in Note 6 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL RESTRUCTURING
On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW") and Joint Energy Development Investments II Limited Partnership ("JEDI"), pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company (the "Recapitalization").

Pursuant to the Exchange Agreement, TCW agreed to exchange $75 million of subordinated indebtedness plus accrued interest of $5.7 million and warrants to purchase 158,512 shares of Common Stock for the following securities of the Company: (i) 10,757,747 shares of newly designated Series D Redeemable Preferred Stock of the Company ("Series D Preferred Stock"), (ii) 5,882,901 shares of newly designated Series Z Convertible Preferred Stock of the Company ("Series Z Preferred Stock") and (iii) 11,642,949 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares ($10.0 million par value) of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (i) 121,973 shares of newly designated Series E Redeemable Preferred Stock of the Company ("Series E Preferred Stock") and (ii) 2,920,975 shares of Common Stock.

Upon closing the Exchange Agreement, TCW owns 11,642,949 shares of Common Stock, representing approximately 50.4% of the outstanding shares of Common Stock, and JEDI owns 2,920,975 shares of Common Stock, representing approximately 12.6% of the outstanding shares of Common Stock. In connection with the Exchange Agreement, the Articles of Incorporation (the "Articles") of the Company were amended to designate the Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock. The amended Articles provide that the Common Stock, Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock shall vote together as a single class and not as a separate voting group or class, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock and Series Z Preferred Stock vote with the Common Stock on a share-for-share basis. Pursuant to the amended Articles, the total number of votes of the combined class of Common

Stock, Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock presently outstanding is 39,856,310 votes, of which 28,283,597 votes (representing approximately 71% of the total) are owned by TCW, and 3,042,948 votes (representing approximately 7.6% of the total) are owned by JEDI.

Under the amended Articles, the Series D Preferred Stock accrues dividends at a rate of $0.16875 per share per quarter (9% annual rate) if paid in cash on a current basis or $0.2109375 per share per quarter (11.25% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or any other series of preferred stock while there are any accrued and unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock also has liquidation preference over all other classes and series of stock, in an amount equal to $7.50 per share ($80.7 million). The Series D Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid) for a redemption price of $7.50 per share and must be redeemed upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility. The difference between the book value and the liquidation value of the Series D Preferred Stock ($20.2 million) is being accreted over the minimum redemption period and will result in a charge against earnings available for common shareholders. In addition to voting as a class with the Common Stock, Series E Preferred Stock and Series Z Preferred Stock, as discussed above, holders of 75% of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series D Preferred Stock, any merger or consolidation of the Company in which the Company is not the surviving entity, any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction or the sale or other transfer of substantially all of the assets of the Company. Further, a majority of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, have the right to (i) elect four members of the Board for as long as at least 37.5% of the original shares of Series D Preferred Stock remain outstanding; (ii) three members of the Board for as long as at least 25%, but less than 37.5% remain outstanding; (iii) two members of the Board for as long as at least 12.5%, but less than 25% remain outstanding; and (iv) one member of the Board for as long as any shares of Series D Preferred Stock remain outstanding even though they are less than 12.5% of the original shares issued. As the number of members that may be elected by holders of Series D Preferred Stock decline, the holders of Common Stock are entitled to elect those members to the Board.

Under the amended Articles, the Series E Preferred Stock accrues dividends at a rate of $2.3125 per share per quarter (9.25% annual rate) if paid in cash on a current basis or $2.875 per share per quarter (11.5% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or the Series Z Preferred Stock while there are any accrued and unpaid dividends on the Series E Preferred Stock. The Series E Preferred Stock also has liquidation preference over all other classes and series of stock, except the Series D Preferred Stock, in an amount equal to $100.00 per share ($12.2 million). The Series E Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid and the Series D Preferred Stock having been redeemed) for a redemption price of $100.00 per share and must be redeemed upon the earlier of September 21, 2006 or the redemption of all outstanding shares of Series D Preferred Stock. The difference between the book value and the liquidation value of the Series E Preferred Stock ($4.2 million) is being accreted over the minimum redemption period and will result in a charge against earnings available for common shareholders. In addition to voting as a class with Common Stock, Series D Preferred Stock and Series Z Preferred Stock, as discussed above, holders of 75% of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series E Preferred Stock; any merger or consolidation of the Company in which the Company is not the surviving entity or any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction, unless, in either case, the holders of Series E Preferred Stock receives shares with substantially the same rights and preferences as correspond to the Series E Preferred Stock; any merger in which the holders of Common Stock receive consideration in exchange for their Common Stock other than Common Stock of the surviving corporation junior to the securities issued to the holders of Series E Preferred Stock; or the sale or other transfer of substantially all of the assets of the Company unless, so long as the Series D Preferred Stock is outstanding, at least 60% of the Series E Preferred Stock is redeemed or the holders of Series E Preferred Stock receive an amount equal to 60% of 10/85ths of the total consideration received by the holders of Series D Preferred Stock and Series E Preferred Stock in the same form of consideration as that received by the holders of Series D Preferred Stock. Further, a majority of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, have the right to elect one member of the Board; although they have not yet exercised this right.

The Series Z Preferred Stock ranks on an equivalent basis with the Common Stock with respect to all matters, except the Series Z Preferred Stock has a liquidation preference of $.002 per share which ranks ahead of the Common Stock, and after receiving this liquidation preference, the Series Z Preferred Stock will share in any remaining assets on liquidation pro rata on an as-converted basis with the holders of Common Stock. Currently, the Series Z Preferred Stock is convertible at a rate of one share of Common Stock for each share of Series Z Preferred Stock and shall be deemed automatically converted into that number of shares immediately upon the Articles being further amended to increase the number of authorized shares of Common Stock to such a number that will permit such conversion. The Company has called a meeting of stockholders on December 10, 1999 to vote on such amendment. Due to the similarities between the Series Z Preferred Stock and Common Stock and the upcoming stockholders meeting during which the conversion of the Series Z Preferred Stock into Common Stock will be authorized, the Series Z Preferred Stock has been treated as if it were Common Stock in the earnings per share calculation.

One of the conditions to closing the Exchange Agreement was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million. The Company borrowed $3.0 million at closing, bringing the total outstanding principal balance to $73,915,000 at September 30, 1999. The Company also had $2.8 million of outstanding letters of credit at September 30, 1999. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At September 30, 1999, all amounts were borrowed under the LIBOR option at an effective rate of 8.52% through December 29, 1999. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement continues to contain standard affirmative, negative and financial covenants and is secured by a first lien on substantially all assets of the Company.

The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. The Farmout Agreement was originally entered into effective June 1, 1998. As of December 31, 1998 Smith had received 152,220 pre-split shares of Common Stock as payment of net proceeds through October 31, 1998 under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as the Company, Smith and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The amendment to the Farmout Agreement on September 21, 1999 eliminated this option and provided for cash payments only effective June 1, 1999. The amendment also allowed the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. As a result of this recent amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan accounting previously followed by the Company is no longer considered proper. As a result, the Company has removed all previously recorded drilling costs, accumulated depletion, debt issue costs, loans and accrued interest from its accounting records as of September 21, 1999 and will no longer record revenue and costs from wells drilled under the Farmout Agreement in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The $6.0 gain recognized upon the removal of previously recorded account balances was charged directly to equity due to the related-party nature of the transaction. The Farmout Agreement continues to provide that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

EFFECT OF FINANCIAL RESTRUCTURING ON LIQUIDITY AND CAPITAL RESOURCES
As a result of the financial restructuring, the Company has significantly improved its financial flexibility. As of November 10, 1999, the Company borrowed an additional $4.0 million of its $10.25 million borrowing base availability and used the proceeds to pay closing costs and reduce outstanding accounts payable. The increase in the sublimit for letter of credit obligations will permit the Company's refining operations to secure additional feedstock allowing for more efficient operations. The exchange of subordinated debt for equity securities has significantly decreased the Company's debt service requirements thereby increasing discretionary cash flow available for capital projects. Finally, the restructuring of the senior credit facility principal repayment terms beyond calendar year 2000 allows the Company to reinvest its operating cash flow for further development of the Monument Butte Field.

The Company reinitiated its drilling program in October 1999 based on liquidity generated from the financial restructuring. The Company intends on drilling 10 wells in 1999 and as many as 40 wells in 2000 depending on commodity prices, operating cash flows and development results, among other items. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities and market conditions.

During the first nine months of 1999, the Company focused its efforts on pressurizing the Monument Butte Field by converting 12 wells to water injection. Due to its financial condition, the Company incurred only $990,000 of net capital expenditures year to date, down from $36.5 million in the prior year. During the first nine months of 1999, the Company borrowed $6.25 million from its lenders and generated $5.0 million of cash from operations which it primarily used to service debt and reduce outstanding accounts payable to $6.0 million; a 58% decrease from the January 1, 1999 accounts payable balance of $14.3 million. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to service its debt for the next year while using the excess cash to implement its development projects.

DELISTING OF COMMON STOCK
Effective with the close of business July 28, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company was no longer able to satisfy the net tangible asset maintenance standard for continued listing. The Company's Common Stock is now traded on the NASD over-the-counter bulletin board under the same symbol "INLN".

INFLATION AND CHANGES IN PRICES The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's result of operations during 1999 or 1998.

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

The Company has conducted a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations. The Company believes its critical computer hardware and software is Year 2000 compliant. Although the Company's operations are not extremely dependent on vendor compliance with Year 2000 issues, the Company has discussed Year 2000 issues with critical vendors and suppliers and is confident there will not be a disruption of operations due to Year 2000 issues, although there can be no complete assurance. In summary, management believes that Year 2000 issues can be mitigated without a significant effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company has identified and solved all Year 2000 issues or that it will not incur future costs related to the Year 2000 issue which are material to financial results or financial condition.

FORWARD LOOKING STATEMENTS
Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, sources of crude oil for refining, marketing of refined products, refinery maintenance, operations and upgrades, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

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

         INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the ING Credit Agreement. See Item 2. -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the ING Credit Agreement are due and payable October 1, 2001. As of September 30, 1999, the ING Credit Facility had a principal balance of $73.9 million at an average floating interest rate of 8.52% per annum and $2.8 million of letters of credit obligations outstanding. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                  -----------------------------------------------------------
                          Increase in Interest Expense Without Hedge
                  -----------------------------------------------------------
                    October 1, 1999    January 1, 2000    January 1, 2001
                        through             through            through
                   December 31, 1999   December 31, 2000   October 1, 2001
-----------------------------------------------------------------------------
1% increase in         $185,000            $739,000            $554,000
Interest Rates
-----------------------------------------------------------------------------
2% increase in         $370,000           $1,478,000          $1,108,000
Interest Rates
-----------------------------------------------------------------------------

         On April 30, 1998, as required by the ING Credit Agreement, Inland entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 9.75% on $35.0 million of borrowings. Pursuant to the ING Credit Agreement, this hedge must be renewed or replaced through the remaining term of the loan. Assuming the renewal of the terms of the interest rate cap agreement, the effect of the hedge through October 1, 2001 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement, as shown by the following chart:

                 ------------------------------------------------------------
                           Increase in Interest Expense with Hedge
                 ------------------------------------------------------------
                    October 1, 1999     January 1, 2000    January 1, 2001
                       through              through            through
                  December 31, 1999    December 31, 2000    October1, 2001
-----------------------------------------------------------------------------
1% increase in         $185,000            $739,000            $554,000
Interest Rates
-----------------------------------------------------------------------------
2% increase in         $301,000           $1,208,000           $906,000
Interest Rates
-----------------------------------------------------------------------------

         COMMODITY RISKS. Inland hedges a portion of its oil production to reduce its exposure to fluctuations in the market prices thereof. Inland uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Gains or losses on hedging activities are recognized as an adjustment to revenue in the period in which the hedged production is sold.

         On March 10, 1999 Inland entered into two swap agreements with Enron Capital and Trade Resources Corp. ("Enron"), each of which cover 40,000 barrels per month of crude oil production during the period April 1, 1999 through December 31, 1999. The swap price on the first contract is $14.02 and the swap price on the second contract is $14.54, based on NYMEX Light Sweet Crude Oil Futures Contracts. The potential losses on these contracts based on a hypothetical average market price of equivalent product for the period from October 1, 1999 to December 31, 1999 are as follows:

                   -------------------------------------------------------------------------------------------------
                                         Average NYMEX Per Barrel Market Price for the Contract Period
                   -------------------------------------------------------------------------------------------------
                       $20.00        $21.00        $22.00        $23.00       $24.00        $25.00        $26.00
--------------------------------------------------------------------------------------------------------------------
$14.02 Contract       $717,000      $837,000      $957,000     $1,077,000   $1,197,000    $1,317,000    $1,437,000
--------------------------------------------------------------------------------------------------------------------
$14.54 Contract        655,000      $775,000      $895,000     $1,015,000   $1,135,000    $1,255,000    $1,375,000
--------------------------------------------------------------------------------------------------------------------

         The Company's hedging activities resulted in a loss of $2.5 million and a gain of $194,000 during the initial nine months of 1999 and 1998, respectively.

         The Company has also entered into the following hedge contracts covering periods in year 2000. All contracts are with Enron and structured as collars whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between the floor and ceiling, no payment is exchanged between the parties. If the average price is above the ceiling, then the Company pays the excess multiplied by the number of barrels hedged. If the average price is below the ceiling, the Company receives the shortage multiplied by the number of barrels hedged. The Company did not pay any fees to enter into these contracts.

                                                 Monthly Barrels
                  Period Covered                     Hedged            Floor           Ceiling
                  --------------                     ------            -----           -------
         January 2000 through June 2000              60,000            $20.00          $22.45

         July 2000 through December 2000             10,000            $19.00          $19.70

         July 2000 through December 2000             10,000            $19.25          $19.75

         July 2000 through December 2000             10,000            $19.25          $20.20

         The potential losses on these year 2000 contracts based on a hypothetical average market price of equivalent product for the period from January 1, 2000 to December 31, 2000 are as follows:

                          -------------------------------------------------------------------------------------------
                                         Average NYMEX Per Barrel Market Price for the Contract Period
                          -------------------------------------------------------------------------------------------
                             $20.00     $21.00       $22.00       $23.00       $24.00        $25.00       $26.00
---------------------------------------------------------------------------------------------------------------------
All Year 2000 Contracts     $150,000   $690,000    $1,230,000   $1,770,000   $2,310,000    $2,850,000   $3,390,000
---------------------------------------------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

                             INLAND RESOURCES INC.

Items 1, 4 and 5 are omitted from this report as inapplicable.

ITEM 2. CHANGES IN SECURITIES. As discussed throughout this quarterly report, the Company was involved in a financial restructuring that closed on September 21, 1999 and resulted in the following securities being issued:

         - 10,757,747 shares of newly designated Series D Redeemable Preferred Stock issued to TCW

         - 5,882,901 shares of newly designated Series Z Convertible Preferred Stock issued to TCW

         -  11,642,949 shares of Common Stock issued to TCW

         - 121,973 shares of newly designated Series E Redeemable Preferred Stock issued to JEDI

         -  2,920,975 shares of Common Stock issued to JEDI

The Series Z Convertible Preferred Stock automatically converts (currently on a one to one basis) to Common Stock upon the Company's Articles of Incorporation being amended to increase the number of authorized shares of Common Stock to such a number that will permit such conversion. The Company has called a meeting of stockholders on December 10, 1999 to vote on such amendment to the Articles of Incorporation.

The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, with regard to these issuances of Common Stock and Preferred Stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES. As discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operation" before the financial restructuring on September 21, 1999, the Company was in default of certain provisions of its credit agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number            Description of Exhibits
------            -----------------------
3.1               Amended and Restated Articles of Incorporation, as amended through September 21, 1999 (filed as exhibit 3.1 to the
                  Company's Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

Exhibit
Number            Description of Exhibits
------            -----------------------
3.2.3             Amendment to the Bylaws of the Company adopted April 27, 1994
                  (filed as Exhibit 3.2.3 to the Company's Registration
                  Statement of Form S-4, Registration No. 33-80392, and
                  incorporated herein by reference).

10.1              Employment Agreement between the Company and Bill I.
                  Pennington effective as of October 1, 1999.*

10.2              Employment Agreement between the Company and Michael J.
                  Stevens effective as of October 1, 1999.*

27.1              Financial Data Schedule.*

---------------------

*                 Filed herewith.


(b)      Reports on Form 8-K:

         Form 8-K was filed on August 20, 1999 under Item 5 reporting the press release issued on the Company's restructuring plans.

         Form 8-K was filed on September 21, 1999 under Item 1 reporting the change in control of the Company and under Item 5 reporting the new terms of the Company's credit agreement with its senior lenders.

                              INLAND RESOURCES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INLAND RESOURCES INC.
                                            (Registrant)


Date:  November 12, 1999                    By:  /s/  Bill I. Pennington
      --------------------                      ------------------------
                                                   Bill I. Pennington
                                                   Chief Executive Officer
                                                   Chief Financial Officer


Date:   November 12, 1999                   By:  /s/  Michael J. Stevens
       --------------------                      -----------------------
                                                 Michael J. Stevens
                                                 Vice President, Secretary and
                                                 Treasurer
                                                 (Principal Accounting Officer)