Form 10-K405
period 1999-12-31
INLAND RESOURCES INC
filed 2000-03-30
CIK 717754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 2000, the registrant had outstanding 2,897,732 shares of par value $.001 common stock. The aggregate value on such date of the common stock of the Registrant held by non-affiliates was an estimated $1,178,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I

Items 1. & 2.  Business and Properties.......................................................................1
Item 3.        Legal Proceedings............................................................................11
Item 4.        Submission Of Matters To a Vote Of Security Holders..........................................11

PART II

Item 5.        Market For Registrant's Common Stock and Related Stockholder Matters.........................13
Item 6.        Selected Financial Data......................................................................14
Item 7.        Management's Discussion And Analysis of Financial Condition and Results of Operations........15
Item 7A.       Quantitative and Qualitative Disclosures About Market Risks..................................22
Item 8.        Financial Statements and Supplementary Data..................................................23
Item 9.        Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.........23

PART III

Item 10.       Directors and Executive Officers of the Registrant...........................................24
Item 11.       Executive Compensation.......................................................................26
Item 12.       Security Ownership of Certain Beneficial Owners and Management...............................29
Item 13.       Certain Relationships and Related Transactions...............................................31

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................33

                                     PART I

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references to "Inland" shall mean Inland Resources Inc., a Washington corporation, and references to the "Company" or its operations shall mean Inland and its consolidated subsidiaries, including Inland Production Company ("IPC"), a Utah corporation, Inland Refining, Inc. ("Refining"), a Utah corporation, and Inland Working Capital Company ("IWCC"), a Utah corporation. For definitions of certain terms relating to the oil and gas industry used in this section, see Items 1. and 2. "Business and Properties -- Certain Definitions."

         All references to shares of Inland's common stock, par value $.001 per share ("Common Stock"), and share prices in this Form 10-K have been adjusted to give effect to the 1-for-10 reverse stock split effected December 14, 1999.

ITEMS 1. & 2. BUSINESS AND PROPERTIES

OVERVIEW

         Inland Resources Inc. is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah. Until January 31, 2000, the Company was also engaged in the refining of crude oil and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt through Refining. Inland conducts its operations through its subsidiaries, IPC and IWCC. In 1999, IPC drilled 8 gross (7.5 net) developmental wells. At December 31, 1999, the Company's estimated net proved reserves totaled 57,285 MBOE, having a pre-tax present value discounted at 10% using constant prices of $254 million.

         The Company intends to pursue a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Field where the Company operates 616 gross (486 net) oil wells, including 163 gross (134 net) injection wells. Inland pioneered the secondary water flood recovery processes used in the Field and currently operates 20 approved secondary recovery projects in the area. Budgeted development expenditures for 2000 in the Field are $14.5 million net to the Company.

RECENT DEVELOPMENTS

         Sale of Refinery Operations. Effective January 31, 2000, Inland sold all of its capital stock in Refining to Silver Eagle Refining, Inc. ("Silver Eagle") for $500,000 and the assumption of various refinery liabilities and obligations. Refining owns the Wood Cross Refinery in Woods Cross, Utah and the Roosevelt Refinery in Roosevelt, Utah (which was non-operating at the time of sale). Prior to the sale, the existing cash, inventory, accounts receivable and a note receivable were transferred to IWCC, and IWCC agreed to satisfy various accounts payable and liabilities not assumed as part of the purchase price. As a result of the sale of Refining to Silver Eagle, the Company is no longer engaged in the business of refining crude oil and marketing refined petroleum products.

         Change of Control and Recapitalization. On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio") (Portfolio and Fund V collectively being referred to as "TCW"), Inland Holdings LLC ("Holdings") and Joint Energy Development Investments II Limited Partnership ("JEDI"). Pursuant to the Exchange Agreement, Fund V agreed to exchange $75 million in principal amount of subordinated indebtedness of IPC plus accrued interest of $5.7 million and Portfolio agreed to exchange warrants to purchase 15,852 shares of Common Stock for the following securities of Inland issued to Holdings, whose members are Fund V and Portfolio: (1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of Common Stock on December 14, 1999, and (3) 1,164,295 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by

JEDI, together with $2.2 million of accumulated dividends thereon, for (A) 121,973 shares of Series E Preferred Stock and (B) 292,098 shares of Common Stock (the "Recapitalization"). The Series C Preferred Stock bore dividends at a rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

         Following closing of the Exchange Agreement, Holdings owns 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock at March 15, 2000, and JEDI owns 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock at March 15, 2000. The Company's Articles of Incorporation, as amended (the "Articles"), provide that the Common Stock, Series D Preferred Stock and Series E Preferred Stock shall vote together as a single class and not as a separate voting group or class on all matters presented to the stockholders of the Company, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock vote with the Common Stock on the basis of one vote for each 10 shares of Series D Preferred Stock and Series E Preferred Stock. Pursuant to the Articles, the total number of votes of the combined class of Common Stock, Series D Preferred Stock and Series E Preferred Stock outstanding at March 15, 2000 is 3,985,704 votes, of which 2,828,361 votes (representing approximately 71% of the total) are owned by Holdings, and 304,295 votes (representing approximately 7.6% of the total) are owned by JEDI. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

         General. The Company conducts exploration and production activities primarily through IPC, which owns all of the oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other oil and gas related tangible assets of the Company. IPC serves as the operator of 616 wells, or 97% of the wells in which the Company has an interest. Revenues, profits and losses and total assets with respect to production, exploration and transportation activities for Inland's fiscal years 1997, 1998 and 1999 are set forth in pages F-5 and F-26 of this Annual Report.

         Oil and Gas Reserves. The following table sets forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net revenues (by reserve categories) without consideration of indirect costs such as interest, administrative expenses or taxes. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, an independent reservoir engineer. The review by Ryder Scott Company consisted of properties which comprised approximately 80% of the total present worth of future net revenue discounted at 10% as of December 31, 1999. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company; however, on a well by well basis, differences of greater than 10% may exist. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-25 through F- 27 of this Annual Report.

                                                As of December 31, 1999
                                            ----------------------------------
                                             Proved       Proved        Total
                                            Developed   Undeveloped    Proved
                                            ---------   -----------    -------
                                                  (dollars in thousands)
Net Proved Reserves
     Oil (MBls)                               16,634       30,495       47,129
     Gas (MMcf)                               15,475       45,460       60,935
     MBOE (6Mcf per Bbl)                      19,213       38,072       57,285

Estimated Future Net Revenues(1)            $245,850     $433,364     $679,214

Present Value of Future Net Revenues(2)     $118,915     $135,252     $254,167

------------------
(1)      Undiscounted.
(2)      Discounted at 10%.

         Future net revenues from reserves at December 31, 1999 were calculated on the basis of average prices received by the Company in effect on that date and were approximately $21.56 per barrel of oil and $1.83 per Mcf of gas. The value of the estimated proved gas reserves are net of deductions for shrinkage and natural gas required to power future field operations.

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

o        assumptions concerning future oil and gas prices; and

o assumptions concerning future operating costs, production taxes, development costs and work over and remedial costs.

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

         Production, Unit Prices and Costs. The following table sets forth certain information regarding the production volumes of, average sale prices received for, and average production costs for the sales of oil and gas by the Company. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-25 through F-27 of this Annual Report.

                                                    Year Ended December 31,
                                             -------------------------------------
                                                1999          1998          1997
                                             ---------     ---------     ---------
Net Production:
     Oil (MBls) ........................         1,165         1,501           855
     Gas (MMcf) (1) ....................         2,901         3,006         1,637
              Total (MBOE) .............         1,649         2,002         1,128
Average Sale Price(2):
     Oil (per Bbl) .....................     $   14.38     $    9.82     $   16.17
     Gas (per Mcf)(3) ..................     $    1.56     $    2.00     $    2.19
Average Production Cost:
         ($/BOE)(4) ....................     $    4.34     $    4.18     $    3.35

-------------------
         (1)      Excludes lease fuel used for operations.

         (2)      Does not reflect the effects of hedging transactions.

         (3)      Includes natural gas liquids.

         (4) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.

         Drilling Activities. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 1999, 1998 and 1997.

                                     1999           1998          1997
                                -------------   ------------  ------------
                                Gross     Net   Gross    Net  Gross    Net
                                -----    ----   -----   ----  -----   ----
Development wells:
    Oil(1) .................      8.0     7.5      90     69     73     64
    Dry ....................       --      --       5      4      5    4.8
                                 ----    ----    ----   ----   ----   ----
                Total ......      8.0     7.5      95     73     78   68.8
                                 ====    ====    ====   ====   ====   ====

Exploratory wells:
       Oil(1) ..............       --      --      --     --      2      2
       Dry .................       --      --      --     --     --     --
                                 ----    ----    ----   ----   ----   ----
                Total ......        0       0       0      0      2      2
                                 ====    ====    ====   ====   ====   ====

Total wells:
       Oil(1) ..............      8.0     7.5      90     69     75   66.0
       Dry .................       --      --       5      4      5    4.8
                                 ----    ----    ----   ----   ----   ----
                Total ......      8.0     7.5      95     73     80   70.8
                                 ====    ====    ====   ====   ====   ====

---------------------------
         (1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.

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

         Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 1999:

                                        Wells(1)
                    -----------------------------------------------
                          Gross(2)                    Net(2)
                    ---------------------      --------------------
                                  Water                     Water
Location            Oil(1)      Injection      Oil(1)     Injection
--------            ------      ---------      ------     ---------
Utah(3)              468           166          354          135

---------------------------
         (1) The Company is an operator of 616 gross wells (486 net) and a non-operator with respect to 18 gross (3 net) wells.

         (2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 1999.

         (3)      All of the Company's wells are located in the Field.

         Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 1999:

                           Developed Acreage         Undeveloped Acreage(1)
                          --------------------       ---------------------
                          Gross          Net          Gross          Net
Location                  Acres         Acres         Acres         Acres
--------                  ------        ------       -------        ------
Utah(2)                   25,500        20,800       120,300        95,500

---------------------------
         (1) Undeveloped acreage includes 58,500 gross (57,100 net) acres held by production at December 31, 1999.

         (2)      All of the Company's acreage is located in the Field.

         As of December 31, 1999, the undeveloped acreage not held by production involves 313 leases with remaining terms of up to 10 years. Leases covering approximately 11,800 net acres have expiration dates in 2000. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue paying delay rentals and minimum royalties necessary to maintain these leases (an expense of approximately $94,000 net to the Company in 1999). To the extent that wells cannot be drilled in time to hold a lease which the Company desires to retain, the Company may negotiate a farm-out arrangement of such lease retaining an override or back-end interest.

         Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Field through water flooding. Water flooding involves the pumping of large volumes of water into an oil producing reservoir to increase or maintain reservoir pressures, resulting in greater crude oil production. Inland currently operates 20 approved water flood units or areas. At December 31, 1999, the Company had 166 wells injecting an aggregate of 14,000 BWPD. During 1999, the Company installed 15 miles of water pipelines to handle low pressure water delivery and high pressure water injection. The Company also converted 22 gross (16.4 net) oil wells into injection wells. At December 31, 1999, the Company owned and operated 120 miles of water pipelines and seven water injection plants with an injection capacity of 30,000 BWPD. Inland has experienced stabilized or increasing production in many wells offsetting its water injection operations. Inland intends to continue aggressively developing secondary recovery water flood operations by extending infrastructure and initiating injection in as many as 50 wells in the Field during 2000.

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

         Gas Gathering And Transportation Systems. The Company currently produces 10.0 MMcf of natural gas per day and sells approximately 7.5 MMcf of natural gas per day. The difference between the volume of natural gas produced and sold is the amount of natural gas that the Company uses as lease fuel for operations. The Company collects and markets approximately 90% of its operated gas production using its gas gathering, transportation and compression system. The system consists of approximately 310 miles of pipelines and two compression facilities using five compressors and two dehydration units with a throughput capacity of 22.5 MMcf per day.

         Delivery Commitments. The Company has no material delivery commitments under contracts and substantially all of the Company's natural gas production is sold on a month-to-month basis in the spot market. See "Markets for Oil and Gas," below.

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

         The crude oil produced from the Field is called Black Wax. The Black Wax produced from the Field is primarily transported by truck and refined in Salt Lake City. Transportation of large quantities of Black Wax by pipeline is not currently feasible, and transportation by truck or rail to refineries in California or Colorado is not economical. Black Wax is a valuable commodity since it is low in sulfur content and can be distilled and cracked into high margin petroleum products such as gasoline, diesel and jet fuel; however, it does not blend well with other crude oil feedstocks in the refining process. Since Black Wax has limited compatibility in blending, the demand for Black Wax tends to become inelastic as the supply of Black Wax reaches the cracking and blending capacity of the Salt Lake City refineries.

         The Company estimates the existing refining capacity for Black Wax in Salt Lake City to be slightly higher than local production. From 1995 to late 1999, the basis differential (the difference between the price of West Texas Intermediate crude oil delivered to Cushing, Oklahoma ("NYMEX") and the wellhead price for Black Wax) increased from $1.50 to $4.50 per barrel. This widening of the basis differential was caused in part by the Company's substantial production growth, which peaked in late 1998 at over 6,000 BPD from 100 BPD in 1993. Consistent with other producers in the area, the Company's Black Wax production declined throughout 1999 as the low oil price environment reduced drilling activities. The Company's production in December 1999 was 3,800 BPD. As further explained below, the lower production base of Black Wax in Utah has increased demand and allowed the Company to decrease the basis differential to approximately $3.60 per barrel today.

         Throughout most of 1999, the Company sold Black Wax at the average monthly posted field price less a deduction of approximately $1.00 per barrel for oil quality adjustments. The posted field price ranged from $7.75 to $23.75 during 1999 and $7.25 to $14.25 during 1998, and was $22.25 per barrel on December 31, 1999. During 1999 and 1998, the Company sold approximately 8% and 51%, respectively, of its oil production to Chevron. In 1999, the Company sold 63% of its crude oil to Refining, and 29% of its crude oil to BP Amoco.

         Late in 1999, the Company signed separate contracts with two Salt Lake City refineries to sell Black Wax crude oil. The contracts expire at the end of December 2000 and September 2001. The Company estimates the effect of the contracts will be to lower the basis differential from NYMEX to $3.60 per barrel during 2000. The NYMEX price ranged from $12.02 to $26.09 per barrel during 1999 and was $26.09 per barrel in December 1999. The availability of these alternative purchasers contributed to the Company's decision to sell Refining. It is possible that as the quantity of Black Wax produced within the Field grows, physical limitations within the regional refineries will limit the amount of Black Wax that can be economically processed. As a result, there may be downward pressure on Black Wax pricing beyond calendar year 2000. The Company continues to work with area refineries to obtain a long-term solution for Black Wax processing.

         As noted above, the Company markets substantially all of its operated gas production. The Company currently has a contract to sell 4,300 Mcf per day through March 2000 at $1.97 per Mcf and a contract covering the period April 2000 through October 2000 to sell 2,600 Mcf per day at $2.41 per Mcf. Natural gas marketed by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.67 to $3.30 per Mcf during 1999 and from $1.78 to $2.38 per Mcf during 1998, and was $2.33 per Mcf for December 1999. All spot market sales during 1999 were made to Wasatch Energy Corporation ("Wasatch"). Inland believes that the loss of Wasatch as a purchaser of its gas production would not have a material adverse effect on its results of operations due to the availability of other natural gas purchasers in the area.

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

         Environmental Regulation. The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2000.

         The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from the Company's operations.

         The following environmental laws and regulatory programs appeared to be the most significant to the Company's operations in 1999, and are expected to continue to be significant in 2000:

         Regulated Access to Public Lands. A substantial portion of the Company's operations occur on federal leaseholds. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") to evaluate the environmental and socioeconomic impacts of the Company's proposed development plan within the Field. The Agency's Record of Decision ("ROD") on the EA, which was issued on February 3, 1997, identified surface stipulations and mitigation measures that the Company must implement to protect various surface resources, including protected and sensitive plant and wildlife species, archaeological and paleontological resources, soils and watersheds. The Company has proven itself successfully at continuing to develop oil and gas resources in the Field while complying with the surface stipulations and mitigation measures contained in the ROD.

         On February 16, 1999, the United States Fish and Wildlife Service ("USFWS") issued a Proposed Rule to list the mountain plover, a small ground-nesting bird, as "threatened" under the Federal Endangered Species Act. The Field contains the only known breeding population of mountain plover in Utah. The USFWS had not issued a Final Rule to list the mountain plover as of December 31, 1999, however, the USFWS and BLM are likely to implement additional restrictive surface stipulations in the Field once a Final Rule to list the mountain plover as threatened is issued. Based on preliminary discussions with the USFWS and BLM, the Company believes it will be able to comply with any additional surface stipulations without causing a material impact on its future drilling plans in the Field.

         Clean Water and Oil Pollution Regulatory Programs. The federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). The Company's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company's production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 1999, the Company had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

         The Company's operations involve the injection of water into the subsurface to enhance oil recovery. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, such as the Company, must obtain a permit for the construction and operation of underground Class II enhanced recovery underground injection wells. To protect against contamination of drinking water, the Environmental Protection Agency ("EPA") and the State of Utah regulate the quality of water that may be injected into the subsurface, and require that mechanical integrity tests be performed on injection wells every five years. In addition, the Company is required to monitor the pressure at which water is injected, and must not exceed the maximum allowable injection pressure set by the EPA and the State of Utah.

         The Company has obtained the necessary permits for the Class II injection wells it operates, and monitors the water quality of injection water at several injection stations. The Company also maintains a schedule to conduct mechanical integrity tests for each well every five years. The Company experienced some difficulty monitoring and regulating injection pressures at each individual injection well during the period from 1995 to 1998. The Company has reached a tentative Settlement with EPA on injection well over pressuring during the 1995 to 1998 time period, and is currently in substantial compliance with the EPAs underground injection program. The Company developed a computer program in 1999 to assist with monitoring injection pressures that has enhanced the Company's efforts to meet EPA requirements.

         Clean Air Regulatory Programs. The Company's operations are subject to the federal Clean Air Act ("CAA"), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. As of December 31, 1999, the Company had taken all steps necessary to be in substantial compliance with this CAA and its implementing regulations.

         Waste Disposal Regulatory Programs. The Company's operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as "nonhazardous solid wastes." The EPA is currently considering the adoption of stricter disposal and clean-up standards for nonhazardous solid wastes under the Resource Conservation and Recovery Act ("RCRA"). In some instances, EPA has already required the clean up of certain nonhazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as "nonhazardous" by EPA, including some wastes generated during the Company's drilling and production operations, may in the future be reclassified as "hazardous wastes." Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by the Company.

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

         Health and Safety Regulatory Programs. The Company's operations also are subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA") regarding worker and work place safety. The Company currently provides health and safety training and equipment to its employees and is adopting additional corporate policies and procedures to comply with OSHA's workplace safety standards.

         Operational Hazards And Uninsured Risks. The oil and gas business involves certain inherent operating hazards such as (a) well blowouts, (b) cratering, (c) explosions, (d) uncontrollable flows of oil, gas or well fluids,
(e) fires, (f) formations with abnormal pressures, (g) pollution, (h) releases of toxic gas and (i) other environmental hazards and risks. Any of these operating hazards could result in substantial losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses. The Company is also required under various operating agreements to (a) maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and (b) name others as additional insureds under such insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on the Company's financial condition and results of operations.

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

DISCONTINUED REFINING OPERATIONS

         General. As noted above under "Recent Developments - Sale of Refinery Operations," Inland sold its refinery operations effective as of January 31, 2000 by selling all of its stock in Refining to Silver Eagle. The Company's refining operations were conducted through its wholly-owned subsidiary, Refining, at the Woods Cross Refinery, a hydroskimming plant with an overall crude capacity of approximately 10,000 BPD. The Refinery is located on approximately 42 acres owned by Refining in Woods Cross, Utah. The refinery receives crude oil on the BP Amoco and Chevron pipelines and ships products by truck, rail or the Chevron products pipeline to Idaho and Washington. The refinery has a 485,000 barrel capacity of tankage on site.

         Throughout 1999, the Woods Cross Refinery processed approximately 3,200 BPD of Black Wax crude. The refinery has the capacity to process 5,000 BPD, but did not dedicate this entire amount to Black Wax processing due to the availability of alternative feedstocks at economic prices. In December 1999, the Company produced approximately 3,800 BPD of Black Wax from the Field.

         The financial statements included with this Annual Report reflect all necessary adjustments to record Refining at net realizable value as of December 31, 1999, and the financial statements for prior periods have been restated to remove the separate segment information for the refining operations and to reflect the refining operations as discontinued operations. Consequently, separate segment information, and a separate discussion of refinery operations, is not included in this Annual Report.

         Environmental Regulations Associated with Discontinued Refining Operations. As of December 31, 1999, the Company was not aware of any remaining liabilities associated with any of its previously held refining properties. There remains, however, the possibility that federal, state, or local governmental agencies, or private parties, could attempt to join the Company in clean-up efforts associated with previously held refining properties should they be required.

EMPLOYEES

         At March 15, 2000, the Company had 90 employees, consisting of three executive officers, 23 clerical and administrative employees and 64 field operations staff involved in the Company's oil and gas operations in Utah.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Inland's stockholders was held on December 10, 1999. At the meeting, the stockholders approved a 1-for-10 reverse split of the Common Stock and an amendment to Inland's Articles of Incorporation to increase the post-split number of authorized shares of Common Stock to 25,000,000 shares, and the directors named below were elected to hold office until the 2000 annual meeting of stockholders or until their successors are elected and qualified.

         The reverse split and amendment to the Articles of Incorporation was approved by the affirmative vote of all shares of Series D Preferred Stock, Series E Preferred Stock and Series Z Preferred Stock and 1,264,299 shares of Common Stock voting as one combined voting class, and 1,264,299 shares of Common Stock voting as a separate voting class; and 5,505 shares of Common Stock were voted against the proposal, no shares were withheld and 29 shares represented abstentions or broker non-votes.

         Following is a tabulation of the votes relating to the election of directors:



                                                                                  Abstention or
                           Shares voted         Shares voted        Shares       broker non-vote
Name                          "for"              "against"         withheld          shares
------------------         ------------         ------------       --------      ---------------
SERIES D PREFERRED
STOCK DIRECTORS:

John D. Lomax              10,757,747                --                --                --

Bill I. Pennington         10,757,747                --                --                --

Marc MacAluso              10,757,747                --                --                --

T Brooke Farnsworth        10,757,747                --                --                --

COMMON STOCK
DIRECTOR:

John E. Dyer (1)              103,398               341                --             1,799

-------------

(1) Mr. Dyer agreed to resign as a director upon the written request of a majority of the Board or TCW Asset Management Company. On February 2, 2000, TCW Asset Management Company requested Mr. Dyer's resignation and he resigned on that date.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since July 29, 1999, Inland's Common Stock has been traded over-the-counter and quoted from time to time in the OTC Bulletin Board "pink sheets" under the trading symbol "INLN". Prior to July 29, 1999, Inland's Common Stock was quoted on the National Association of Securities Dealer's Automated Quotation System ("Nasdaq") under the symbol "INLN". As of March 15, 2000, there were approximately 450 holders of record of Inland's Common Stock. The following table sets forth the range of high and low sales prices as reported by Nasdaq for the periods indicated prior to July 29, 1999, and the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated after July 29, 1999. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. All prices have been adjusted to give retroactive effect to the 1-for-10 reverse split of the Common Stock effected on December 14, 1999. This adjustment was made by multiplying the actual price by a factor of 10. There can be no assurance that the shares would have traded at such adjusted price had the reverse split occurred prior to the dates reflected below.

                                           Common Stock Price Range
                                           ------------------------
                                              High           Low
                                           ----------     ---------
YEAR ENDED DECEMBER 31, 1999
 First Quarter ....................        $    52.50     $   11.90
 Second Quarter ...................             26.90          7.50
 Third Quarter ....................             15.00          2.50
 Fourth Quarter ...................             13.75          2.50

YEAR ENDED DECEMBER 31, 1998
 First Quarter ....................        $   105.00     $   85.00
 Second Quarter ...................             92.50         83.80
 Third Quarter ....................             95.00         42.50
 Fourth Quarter ...................             65.00          8.80

DIVIDEND POLICY

         Inland has not paid cash dividends on Inland's Common Stock during the last two years and does not intend to pay cash dividends on Common Stock in the foreseeable future. The payment of future dividends will be determined by Inland's Board of Directors in light of conditions then existing, including Inland's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. The ING Credit Agreement forbid the payment of dividends by Inland on its Common Stock. In addition, Inland's charter forbids the payment of cash dividends on Common Stock if there are accumulated and unpaid dividends on the Series D Preferred Stock or Series E Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 14, 1999, the Series Z Convertible Preferred Stock of Inland was automatically converted into 588,291 shares of Common Stock upon approval of the 1-for-10 reverse split of the Common Stock and the filing of the amended Articles of Incorporation to effectuate such reverse split. Inland issued its Common Stock upon conversion of the Series Z Preferred Stock without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 1999. Inland utilizes the successful efforts method of accounting for oil and gas activities. Such data should be read together with the historical consolidated financial statements of Inland, incorporated by reference in this annual report.

                                                                                     Year Ended December 31,
                                                                  -----------------------------------------------------------
                                                                     1999         1998         1997        1996        1995
                                                                  ---------    ---------    ---------    --------    --------
                                                                          (dollars in thousands, except for unit amounts)
REVENUE AND EXPENSE DATA:
Revenues:
     Oil and gas sales ........................................   $  16,399    $  21,278    $  17,182    $ 10,704    $  1,905
     Management fees ..........................................          --           --           --          --         326
                                                                  ---------    ---------    ---------    --------    --------
        Total revenues ........................................      16,399       21,278       17,182      10,704       2,231
                                                                  ---------    ---------    ---------    --------    --------

Operating Expenses:
     Lease operating expenses .................................       7,160        8,362        3,780       1,435       1,010
     Production taxes .........................................         192          454          383         610         133
     Exploration ..............................................         155          153           61         167         342
     Impairment ...............................................          --        1,327           --          --          --
     Depletion, depreciation and amortization .................       9,882       12,025        6,480       3,428         858
     General and administrative, net ..........................       3,136        2,061        2,118       1,670       1,335
                                                                  ---------    ---------    ---------    --------    --------
        Total operating expenses ..............................      20,525       24,382       12,822       7,310       3,678
                                                                  ---------    ---------    ---------    --------    --------

Operating income (loss) .......................................      (4,126)      (3,104)       4,360       3,394      (1,447)

Interest expense ..............................................     (15,989)     (14,895)      (4,759)     (1,633)       (749)
Interest and other income .....................................          72          107          380         414         128
Gain on sale of assets ........................................          --           --           --          --         850
Loss from discontinued operations .............................     (16,274)      (5,560)          --         (30)       (500)
                                                                  ---------    ---------    ---------    --------    --------
Net income (loss) before extraordinary loss ...................     (36,317)     (23,452)         (19)      2,145      (1,718)
Extraordinary loss ............................................        (556)          --       (1,160)         --        (216)
                                                                  ---------    ---------    ---------    --------    --------

Net income (loss) .............................................     (36,873)     (23,452)      (1,179)      2,145      (1,934)

Redemption premium - Preferred Series A Stock .................          --           --           --        (214)         --
Redemption premium - Preferred Series B Stock .................          --           --         (580)         --          --
Accrued Preferred Series C Stock dividends ....................        (663)      (1,084)        (450)         --          --
Accrued Preferred Series D Stock dividends ....................      (2,262)          --           --          --          --
Accrued Preferred Series E Stock dividends ....................        (350)          --           --          --          --
Accretion of Preferred Series D Stock Discount ................      (1,473)          --           --          --          --
Accretion of Preferred Series E Stock Discount ................        (220)          --           --          --          --
                                                                  ---------    ---------    ---------    --------    --------
Net income (loss) attributable to common stockholders .........   $ (41,841)   $ (24,536)   $  (2,209)   $  1,931    $ (1,934)
                                                                  ---------    ---------    ---------    --------    --------

Earnings (loss) per common share before extraordinary loss
         Basic ................................................   $  (28.99)   $  (29.25)   $   (1.42)   $   3.80    $  (6.30)
         Diluted ..............................................      (28.99)      (29.25)       (1.42)       3.00       (6.30)
Earnings (loss) per common share:
         Basic ................................................   $  (29.37)   $  (29.25)   $   (2.99)   $   3.80    $  (6.30)
         Diluted ..............................................      (29.37)      (29.25)       (2.99)       3.00       (6.30)

BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net ...................................   $ 142,412    $ 159,105    $ 133,820    $ 42,998    $ 16,819
Total assets ..................................................   $ 153,658    $ 187,781    $ 175,953    $ 57,329    $ 21,923

Debt ..........................................................   $  79,338    $ 156,973    $ 123,111    $ 21,120    $  4,636
Stockholders' equity (deficit) ................................   $  (3,666)   $   7,039    $  30,672    $ 31,972    $ 13,979

                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                          1999        1998         1997         1996       1995
                                                                         --------    --------    ---------    --------    -------
                                                                              (dollars in thousands, except for unit amounts)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities ..................   $ (7,513)   $  6,822    $   5,668    $  5,006    $    30
Net cash used in investing activities ................................     (3,772)    (39,391)     (99,272)    (23,752)    (8,030)
Net cash provided by financing activities ............................     10,502      47,076      107,128      25,806      9,008

OPERATING DATA:
Sales Volumes:
         Oil (MBbls) .................................................      1,165       1,501          855         502        105
         Gas (MMcf) ..................................................      2,901       3,006        1,637         710        109
         MBOE ........................................................      1,649       2,002        1,128         620        123
         BOEPD .......................................................      4,518       5,485        3,090       1,698        336
Average Prices (excluding hedging activities):
         Oil (per Bbl) ...............................................   $  14.38    $   9.82    $   16.17    $  20.18    $ 17.10
         Gas (per Mcf) ...............................................       1.56        2.00         2.19        1.56       1.21
         Per BOE .....................................................      12.90       10.35        15.23       17.26      15.52
 Production and operating costs (per BOE) (1) ........................   $   4.34        4.18         3.35        2.31       8.23

------------------------
         (1)      Excludes production and ad valorem taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 1999, 1998, and 1997.

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

         On January 31, 2000, the Company sold its 100% owned subsidiary, Inland Refining, Inc. The subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. Due to this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 1999 decreased

$4.9 million, or 23% from the previous year. Prior to considering hedging losses of $4.9 million in 1999, the Company's oil and gas revenues were flat between years. The lack of change in oil and gas revenues was a function of increased product sales prices offset by sales volume decreases. The average price per BOE sold increased 25% from $10.35 per Bbl in 1998 to $12.90 per Bbl in 1999. Sales volumes decreased 18% from 2.0 MBOE in 1998 to 1.65 MBOE in 1999 due to normal production decline. The Company's production decline leveled out by year end 1999 due to the drilling of eight wells during the fourth quarter of 1999. Crude oil sales as a percentage of total oil and gas sales were 79% and 72% in 1999 and 1998, respectively. Crude oil will continue to be the predominant product produced from the Field.

         Inland has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect Inland's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $4.9 million in 1999 and increased by $550,000 during 1998 to recognize hedging contract settlement gains and losses and contract purchase cost amortization. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

         Lease Operating Expenses. Lease operating expense for the year ended December 31, 1999 decreased $1.2 million, or 14% from the previous year. Lease operating expense per BOE increased from $4.18 per BOE sold in 1998 to $4.34 in 1999. The increase on a BOE basis is due to the lower volume produced, offset by cost reductions during 1999.

         Production Taxes. Production taxes as a percentage of sales were 1.0% in 1999 and 2.2% in 1998. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense in 1999 and 1998 represents the Company's cost to retain unproved acreage.

         Impairment. Impairment reflects the adjustment in carrying value to write down a note receivable and certain undeveloped acreage to their estimated net realizable value at December 31, 1998.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 1999 decreased 18%, or $2.1 million, from the previous year. The decrease resulted from decreased sales volumes and a slightly lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.59 per BOE sold during 1999 compared to $5.70 per BOE sold during 1998. Based on December 31, 1999 proved reserves, the Company's depletion rate entering 2000 is $4.86 per BOE.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 1999 increased $1.1 million, or 52% from the previous year. The 1999 amount includes $1.2 million related to the Company's financial restructuring. After removal of the restructuring costs, general and administrative expense was slightly lower between periods. General and administrative expense is reported net of operator fees and reimbursements which were $4.7 million and $5.7 million during 1999 and 1998, respectively. Gross general and administrative expense was $6.6 million (net of restructuring costs) in 1999 and $7.8 million in 1998. The decrease in reimbursements and expense is a function of the level of operated field activity, which decreased when the Company temporarily terminated development activity from late 1998 to late 1999.

         Interest Expense. Interest expense for the year ended December 31, 1999 increased $1.1 million, or 7.3% from the previous year. The increase resulted from an increase in the average amount of borrowings outstanding during the year and immediately prior to the financial restructuring performed in September 1999. Borrowings during 1999 and

1998 were recorded at an effective interest rate of approximately 10.6%. The effects of the financial restructuring will significantly lower outstanding borrowings and interest cost in future periods.

         Other Income. Other income in 1999 and 1998 primarily represents interest earned on the investment of surplus cash balances.

         Income Taxes. In 1999 and 1998, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During 1999, the Company operated the Woods Cross Refinery and incurred an operating loss of $1.8 million. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of the year, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999. The refinery was subsequently sold along with a nonoperating refinery in Roosevelt, Utah on January 31, 2000.

         As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment.

         Extraordinary Item. Effective September 21, 1999, the Company restructured an existing obligation to TCW and amended the terms of its farmout arrangement with Smith Energy Partnership. As a result of these transactions, unamortized debt issue costs of $556,000 were written off as an extraordinary loss.

         Accrued Preferred Series C Stock Dividends. Inland's Preferred Series C Stock was exchanged for Common Stock and Preferred Series E Stock as part of the financial restructuring transaction on September 21, 1999. Prior to that time, the Preferred Series C Stock accrued dividends at 10% compounded quarterly. The amount accrued represents those dividends earned during 1999 or 1998, respectively.

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. The amount accrued represents those dividends earned during the fourth quarter of 1999.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. The amount accrued represents those dividends earned during the fourth quarter of 1999.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value over the minimum mandatory redemption period which begins on October 1, 2001.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value over four years, the minimum mandatory redemption period.

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 1998 increased $4.1 million, or 24% from the previous year. The increase was attributable to the acquisitions of the properties from Enserch and EREC and the effects of the Company's development drilling results. During 1997 and 1998, the Company drilled a total of 175 wells. Although production increased 77% on a BOE basis, the revenue increase was only 24% due primarily to a 39% decrease in the average price received for crude oil production from $16.17 during 1997 to $9.82 during 1998. Natural gas prices also declined by 9% from $2.19 per Mcf during 1997 to $2.00 per Mcf during 1998. Oil sales as a percentage of total oil and gas sales were 72 % and 80% in 1998 and 1997, respectively. Crude oil will continue to be the predominant product produced from the Field.

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

         Lease Operating Expenses. Lease operating expense for the year ended December 31, 1998 increased 121%, or $4.58 million, from the previous year as a result of the large increase in the number of producing wells the Company operated from 151 wells at the beginning of 1997 to 600 at the end of 1998. Lease operating expense per BOE sold for the year ended December 31, 1998 was $4.18 as compared to $3.35 for the year ended December 31, 1997. The increase on a BOE basis is the result of the acquisitions of the properties from Enserch and EREC in September 1997 that included a large number of lower producing wells.

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

         Impairment. Impairment reflects the adjustment in carrying value to write down a note receivable and certain undeveloped acreage to their estimated net realizable value at December 31, 1998.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 1998 increased 86%, or $5.55 million, from the previous year. The increase resulted from a higher average depletion rate and increased sales volumes. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.70 per BOE sold during 1998 compared to $5.52 per BOE sold during 1997.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 1998 decreased 3% from the previous year. General and administrative expense is reported net of operator fees and reimbursements which were $5.7 million and $3.2 million during 1998 and 1997, respectively. Gross general and administrative expense for production operations was $7.8 million in 1998 and $5.3 million in 1997. The increase in reimbursements and expense is a function of the level of operated field activity which increased dramatically with the purchases of the properties from Enserch and EREC and development drilling activity.

         Interest Expense. Interest expense for the year ended December 31, 1998 increased 213%, or $10.1 million, compared to the year ended December 31, 1997. The increase resulted from a significant increase in the average amount of borrowings outstanding due to the leveraged purchases of the properties from Enserch and EREC and development drilling activity. Borrowings during 1998 and 1997 were recorded at an effective interest rate of approximately 10.6%.

         Other Income. Other income in 1998 and 1997 primarily represents interest earned on the investment of surplus cash balances.

         Income Taxes. In 1998 and 1997, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. The Company acquired the Woods Cross Refinery effective December 31, 1997. As a result, the Company had no refining operations during 1997.

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

         Redemption Premium Preferred Series B Stock. During July 1997, the Company called for the redemption of its Preferred Series B Stock. All Series B stockholders elected to convert their holdings to Common Stock rather than have their shares redeemed for cash. The amount recorded as a redemption premium represents the excess consideration paid over the carrying amount of the Preferred Series B Stock.

         Accrued Preferred Series C Stock Dividends. The Company's Preferred Series C Stock accrues dividends at 10% compounded quarterly. The amount accrued represents those dividends earned during 1998 or 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         FINANCIAL RESTRUCTURING

         On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW") and Joint Energy Development Investments II Limited Partnership ("JEDI") pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company (the "Recapitalization").

         Pursuant to the Exchange Agreement, TCW agreed to exchange $75.0 million of subordinated indebtedness plus accrued interest of $5.7 million and warrants to purchase 15,852 shares of Common Stock for the following securities of the Company: (i) 10,757,747 shares of newly designated Series D Redeemable Preferred Stock of the Company ("Series D Preferred Stock"), (ii) 5,882,901 shares of newly designated Series Z Convertible Preferred Stock of the Company ("Series Z Preferred Stock") and (iii) 1,164,295 shares of Common Stock. On December 14, 1999, all shares of Series Z Preferred Stock were converted into 588,291 shares of Common Stock. In addition, JEDI agreed to exchange 100,000 shares ($10.0 million par value) of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (i) 121,973 shares of newly designated Series E Redeemable Preferred Stock of the Company ("Series E Preferred Stock") and (ii) 292,098 shares of Common Stock.

         One of the conditions to closing the Exchange Agreement was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING

Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million. The outstanding principal balance at December 31, 1999 was $78,915,000. The Company also had $1.9 million of outstanding letters of credit at December 31, 1999. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At December 31, 1999, substantially all amounts were borrowed under the LIBOR option at an effective rate of 9.17% through June 29, 2000. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to year end, certain covenants were amended allowing the Company to remain in compliance at December 31, 1999. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

         The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. The amendment provided that effective June 1, 1999, net revenues would be paid in cash only, rather than the cash or stock option previously allowed. The amendment also allowed the Company to retain all net revenues under the Farmout Agreement during the period November 1, 1998 through May 31, 1999. As a result of this recent amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan previously recorded by the Company is no longer considered outstanding. As a result, the Company has removed all previously recorded drilling costs, accumulated depletion, debt issue costs, loans and accrued interest as of September 21, 1999 and will no longer record revenue and costs from wells drilled under the Farmout Agreement in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The Company recognized a $5.8 million gain (charged directly to equity because of the related party involvement) upon the removal of previously recorded account balances.

         EFFECT OF FINANCIAL RESTRUCTURING ON LIQUIDITY AND CAPITAL RESOURCES

         As a result of the financial restructuring, the Company has significantly improved its financial flexibility. The exchange of subordinated debt for equity securities has significantly decreased the Company's debt service requirements thereby increasing discretionary cash flow available for capital projects. The restructuring of the ING Credit Agreement's principal repayment terms beyond calendar year 2000 allows the Company to reinvest its operating cash flow for further development of the Field. As of March 15, 2000, the Company had $3.5 million of borrowing base availability under the ING Credit Agreement and no outstanding letter of credit obligations. In addition, substantially all vendors were on current terms with the Company.

         The Company reinitiated its drilling program in October 1999 based on liquidity generated from the financial restructuring. The Company drilled eight wells in 1999 and has plans to drill as many as 50 wells in 2000. The Company also continued its efforts to pressurize the Field by converting 22 wells to water injection in 1999 with plans to convert as many as 50 wells to water injection in 2000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

         During 1999, the Company borrowed $11.25 million under the ING Credit Agreement and generated $5.8 million of cash from operations which it primarily used to service debt ($6.1 million), reduce outstanding accounts payable ($6.0 million) and continue its development of the Field ($3.8 million). The Company's capital budget for development of the Field in year 2000 is $14.5 million. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations and borrowing base availability will be sufficient to implement its development plans and service its debt for the next year.

DELISTING OF COMMON STOCK

         Effective with the close of business July 28, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company was no longer able to satisfy the net tangible asset maintenance standard for continued listing. The Company's Common Stock is now traded on the NASD over-the-counter bulletin board under the same symbol "INLN".

INFLATION AND CHANGES IN PRICES

         Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although certain of Inland's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on Inland's result of operations during 1999 or 1998.

YEAR 2000 ISSUES

         The Company is aware of the issues associated with the programming code in many existing computer systems and devices with embedded technology. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The conversion from calendar year 1999 to calendar year 2000 occurred without any disruption to the Company's operations or business systems. The Company will continue to monitor any Year 2000 issues, both internally and with third party dependencies with respect to vendors, customers, and other significant business relationships. The total costs incurred to date in the assessment, evaluation and remediation of Year 2000 matters plus any additional costs that may be incurred are expected to be less than management's original estimate of $50,000.

FORWARD LOOKING STATEMENTS

         Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission (the "Commission").

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         Interest Rate Risk. Inland is exposed to some market risk due to the floating interest rate under the ING Credit Agreement. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the ING Agreement are due and payable October 1, 2001. As of December 31, 1999, the ING Credit Agreement had a principal balance of $78,915,000 at an average floating interest rate of 9.17% per annum, which rate has been locked in through June 29, 2000. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                        Increase in Interest Expense
                                               Without Hedge
                                ------------------------------------------
                                January 1, 2000            January 1, 2001
                                   through                     through
                                 December 31,              October 1, 2001
                                    2000
                                ---------------            ---------------
1% increase in                   $  395,000                   $   593,000
Interest Rates

2% increase in                   $  790,000                   $ 1,186,000
Interest Rates

         On April 30, 1998, Inland entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 9.75% on $35.0 million of borrowings. The effect of the hedge through December 31, 2000 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement to $325,000 assuming a 1% increase in interest rates and $550,000 assuming a 2% increase in interest rates.

Commodity Risks. Inland hedges a portion of its oil and gas production to reduce its exposure to fluctuations in the market prices thereof. Inland uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX index. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold.

Inland has entered into various contracts in the form of swaps or collars to hedge crude oil production during calendar years 2000 and 2001. The potential gains or losses on these contracts based on a hypothetical average market price of equivalent product for these periods are as follows:


                                         Average NYMEX Per Barrel Market Price for the Contract Period
                               -----------------------------------------------------------------------------------
                               $ 20.00   $  22.00   $    24.00   $    26.00   $    28.00   $    30.00   $    32.00
                               -------   --------   ----------   ----------   ----------   ----------   ----------

All Contracts - 2000           $33,000   $381,000   $1,620,000   $3,060,000   $4,500,000   $5,940,000   $7,380,000

All Contracts - 2001           $     0   $126,000   $1,070,000   $2,097,000   $3,087,000   $4,077,000   $5,067,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides information as of March 15, 2000, with respect to each of the Company's directors and executive officers:

                                                                               SERVED AS EXECUTIVE
                                                                                  OFFICER OR
     NAME                          AGE              POSITION                     DIRECTOR SINCE
     ----                          ---              --------                   -------------------
                                    DIRECTORS

John D. Lomax(1)                    75           Director (Chairman)                  1999

Bill I. Pennington                  48           Director, Chief Executive            1994
                                                 Officer and Chief Financial
                                                 Officer

Marc MacAluso                       39           Director                             1999

T Brooke Farnsworth(1)              55           Director                             1999

                            OTHER EXECUTIVE OFFICERS

Michael J. Stevens                  34           Vice President, Secretary            1993
                                                 and Treasurer

William T. War                      56           Vice President                       1998

------------------

(1) Member of the Audit Committee.

         JOHN D. LOMAX. Mr. Lomax has served as Chairman since September 23, 1999 and a director of the Company since September 13, 1999. He also served as Chairman and a director of the Company from September 1994 until September 1996. Mr. Lomax has been retired for the past five years.

         BILL I. PENNINGTON. Mr. Pennington has served as Chief Financial Officer of the Company since September 21, 1994, and as Chief Executive Officer since September 23, 1999. He also served as Vice President from March 22,1996 until his election as Chief Executive Officer. He was appointed as a director of the Company on September 23, 1999. He served as a director of the Company from September 21, 1994 until September 25, 1996 and as Treasurer of the Company from September 21, 1994 until March 22, 1996. He also served as President, Chief Operating Officer and a Director of Lomax Exploration Company, now known as Inland Production Company ("IPC"), from May 1987 until the Company's acquisition of IPC on September 21, 1994. From March 1986 until May 1987, Mr. Pennington was a manager with the accounting firm of Coopers & Lybrand in Houston, Texas. Mr. Pennington is a certified public accountant.

         MARC MACALUSO. Mr. MacAluso was appointed as a director on October 14, 1999. He has been Senior Vice President of TCW Asset Management Company in Houston, Texas since August 1994, where he is involved in all aspects of mezzanine financing for TCW's Energy Group. He joined TCW Asset Management Company after leading new business development at American Exploration Company. Prior to American Exploration Company, his experience includes various assignments with Shell Oil Company and Shell Western E&P, Inc.

         T BROOKE FARNSWORTH. Mr. Farnsworth was appointed as a director on September 13, 1999. He was a director of the Company from September 1994 until September 1996. Mr. Farnsworth has practiced law in Houston, Texas for more than 27 years, where presently he is the Managing Partner of the law firm of Farnsworth & vonBerg. He served as Secretary of IPC from 1985 until September 21, 1994 and as a director of IPC from 1992 until September 21, 1994.

         MICHAEL J. STEVENS. Mr. Stevens has been the Controller of the Company since June 28, 1993, the Secretary since September 30, 1993 and a Vice President since April 30, 1997. He was the Treasurer of the Company from September 30, 1993 until September 21, 1994, and was reappointed as Treasurer on March 22, 1996. Prior to his association with the Company, he was a manager with Coopers & Lybrand and senior internal auditor at Diversified Energy, Inc., a publicly traded oil and gas company in Minneapolis, Minnesota. Mr. Stevens is a certified public accountant.

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

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Commission any Form 3, 4 or 5 during 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation earned by the Company's Chief Executive Officers and each of its two other most highly compensated executive officers for the year ended December 31, 1999 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997:

                                                             ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                    -----------------------------------------       ------------------------------
                                                                                                    SECURITIES
                                                                                                    UNDERLYING
                                                                                 OTHER ANNUAL       OPTIONS OR         ALL OTHER
NAME/PRINCIPAL POSITION               YEAR          SALARY           BONUS       COMPENSATION        WARRANTS        COMPENSATION
-----------------------               ----          ------           -----       ------------       ----------       ------------
Bill I. Pennington, Chief             1999         $201,000              --         $ 6,544            87,500               --
Executive Officer and Chief           1998         $175,000              --         $21,705(2)             --               --
Financial Officer(1)                  1997         $148,236         $60,000         $ 3,958            18,500               --

Arthur J. Pasmas,                     1999         $100,000              --              --                --         $ 50,000
Co-Chief Executive Officer(1)         1998               --              --              --                --               --
                                      1997               --              --              --                --               --

Kyle R. Miller,                       1999         $177,000              --         $21,255(3)             --         $375,000
Co-Chief Executive Officer(1)         1998         $250,000              --         $36,373(3)             --               --
                                      1997         $199,559         $85,000         $19,147            29,500               --

Michael J. Stevens,                   1999         $102,000         $50,000         $ 6,459            29,200               --
Vice President, Secretary and         1998         $100,000              --         $13,933(4)             --               --
    Treasurer                         1997         $ 90,430         $25,000         $ 3,459            10,000               --

William T. War,                       1999         $162,000              --         $ 5,020            25,000               --
Vice President                        1998         $ 54,000              --              --                --               --
                                      1997               --              --              --                --               --

---------------------


(1)   Mr. Pennington was elected Chief Executive Officer on September 23,
      1999. Messrs. Pasmas and Miller served as Co- Chief Executive Officers until Mr. Pasmas resigned on September 21, 1999 and Mr. Miller resigned on September 23, 1999. Mr. Pasmas entered into a consulting agreement with the Company on September 21, 1999 pursuant to which he will receive $200,000 annually for consulting services for three years. The amount under "Other Annual Compensation" for Mr. Pasmas includes the consulting fee paid to him during 1999. Mr. Miller received a severance payment from the Company of $375,000 upon his resignation as Co-Chief Executive Officer, which is included in the table above under "All Other Compensation."

(2) Vacation compensation in 1998 for Mr. Pennington totaled $12,453 and 401(k) matching compensation totaled $9,252.

(3) Vacation compensation in 1998 for Mr. Miller totaled $15,623. His 401(k) matching compensation totaled $11,255 in 1999 and $8,750 in 1998. In addition, Mr. Miller received $10,000 in 1999 and $12,000 in 1998 compensation with respect to his automobile.

(4) Vacation compensation in 1998 for Mr. Stevens totaled $7,933 and 401(k) matching compensation totaled $6,000.


         Option/Warrant/SAR Grants. The following table sets forth certain information regarding options, warrants and SARs granted during 1999:

                                                                                                               POTENTIAL
                                                                                                          REALIZABLE VALUE AT
                                           INDIVIDUAL GRANTS                                                ASSUMED ANNUAL
                         --------------------------------------------------------------                    RATES OF STOCK
                              NUMBER OF            PERCENT OF TOTAL                                       PRICE APPRECIATION
                         SECURITIES UNDERLYING   OPTIONS/WARRANTS/SARS      EXERCISE OR                    FOR OPTION TERM
                         OPTIONS/WARRANTS/SARS    GRANTED TO EMPLOYEES      BASE PRICE    EXPIRATION     ---------------------
            NAME             GRANTED (#)            IN FISCAL YEAR            ($/SH)         DATE         5%($)       10%($)
            ----         ---------------------   ---------------------      -----------   ----------     --------   ----------
Bill I. Pennington           87,500(1)                   51%                $    9.375     10/1/09       $516,000   $1,308,000

Arthur J. Pasmas                 --                      --                        --           --             --           --

Kyle R. Miller                   --                      --                        --           --             --           --

Michael J. Stevens           29,200(1)                   17%                $    9.375     10/1/09       $172,000   $  436,000

William T. War               25,000(2)                   15%                $    9.375     10/1/09       $147,000   $  374,000

-------------

(1) The options were granted October 1, 1999 and vest 10% on each of the first four anniversary dates of the date of grant and 60% on the fifth anniversary if the option holder continues to be employed by the Company on each anniversary date. The options terminate five years after the last option vests.

(2) The option was granted October 1, 1999 and vests 20% on each of the first five anniversary dates of the date of grant if the option holder continues to be employed by the Company on each anniversary date. The option terminates five years after the last option vests.

         Option/Warrant/SAR Exercises and Year-End Value Table. The following table sets forth certain information regarding option exercises and the value of the outstanding options to purchase Common Stock held by the Named Officers at December 31, 1999:

                                                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT FISCAL YEAR END          AT FISCAL YEAR END (1)
                              NUMBER OF SHARES                   ----------------------------      ---------------------------
                                ACQUIRED ON        REALIZED
NAME                             EXERCISE           VALUE        EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                             --------          --------      -----------    -------------      -----------   -------------
Bill I. Pennington                  --               --              --            87,500              --             --

Arthur J. Pasmas                    --               --           1,500                --              --             --

Kyle R. Miller                      --               --              --                --              --             --

Michael J. Stevens                  --               --              --            29,200              --             --

William T. War                      --               --              --            25,000              --             --

---------------------

(1) Value is based on the closing bid price of $3.25 per share on December 31, 1999.

         Long-Term Incentive Plans. The following table sets forth certain information regarding long-term incentive awards granted during 1999 to the Named Officers:

                                                                                ESTIMATED FUTURE PAYMENTS UNDER
                                                   PERFORMANCE OR                 NON-STOCK PRICE-BASED PLANS
                          NUMBER OF SHARES,         OTHER PERIOD              ------------------------------------
                        UNITS OR OTHER RIGHTS     UNTIL MATURATION            THRESHOLD       TARGET      MAXIMUM
NAME                             #                   OR PAYOUT                ($ OR #)       ($ OR #)     ($ OR #)
----                    ---------------------     ----------------            ---------      --------     --------
Bill I. Pennington              --                  12/31/05(1)                $250,000     $250,000     $250,000

Arthur J. Pasmas                --                       --                          --           --           --

Kyle R. Miller                  --                       --                          --           --           --

Michael J. Stevens              --                  12/31/05(1)                $125,000     $125,000     $125,000

William T. War                  --                       --                          --           --           --

--------------

(1) The Employment Agreements of Messrs. Pennington and Stevens provide for a performance bonus of $250,000 and $125,000, respectively, vesting ratably over a three year period if they continue to be employed on each of December 31, 2000, 2001 and 2002, based on the Company meeting or exceeding total earnings before interest, taxes, depreciation and amortization ("EBITDA"). The year 2000 EBITDA target has been set at $17.3 million while the year 2001 and year 2002 EBITDA targets will be established at a later date. The vested bonuses are payable in three equal amounts on December 31, 2003, 2004 and 2005.

         Compensation of Directors. The members of the Board of Directors of the Company are entitled to reimbursement for their reasonable expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Prior to September 23, 1999, directors of the Company who were not employees were paid an annual fee of $12,000, plus $1,000 for each meeting attended personally, $500 for each meeting attended telephonically and $500 for each meeting of any committee whether attended personally or telephonically. Effective September 23, 1999, members of the Board who are not employees of the Company are paid an annual fee of $25,000 and no additional meeting fees for meetings of the Board or any committee. Prior to September 23, 1993, each non-employee director was also granted an option for 600 shares of Common Stock upon the date of initial election and upon the date of each reelection to the Board at an exercise price equal to the fair market value of the Common Stock on the business day preceding the date of election or reelection. The Board of Directors may also grant discretionary options to directors.

         Messrs. Lomax and Farnsworth each received $25,000 as compensation for serving on the Special Committee of the Board of Directors which evaluated the recapitalization of the Company closed on September 21, 1999 and made recommendations to the full Board of Directors.

         Employment Agreements. The Company entered into new employment agreements with Messrs. Pennington, Stevens and War effective October 1, 1999, pursuant to which the Company and Messrs. Pennington, Stevens and War mutually agreed to terminate their prior employment agreements, Messrs. Pennington and Stevens agreed to cancel all outstanding options or warrants granted to them, the Company agreed to grant new options or warrants to Mr. Pennington (87,500 shares of Common Stock), Mr. Stevens (29,200 shares of Common Stock) and Mr. War (25,000 shares of Common Stock) exercisable at the closing sale price of the Common Stock on the effective date of their new employment agreements ($9.375 per share) and vesting over a five year period. Each of Messrs. Pennington and Stevens waived their right to terminate their prior employment agreements upon the change of control occasioned by the recapitalization of the Company closed September 21, 1999 and to waive their severance payment thereunder. Pursuant to their new employment agreements, the Company agreed to pay them base salaries of $250,000 (Mr. Pennington), $130,000 (Mr. Stevens) and $175,000 (Mr. War), a
retention bonus of $100,000 (Mr. Stevens), payable $50,000 on execution of the agreement and $10,000 during each of the next five quarters, and a performance bonus of $250,000 (Mr. Pennington) and $125,000 (Mr. Stevens) vesting ratably over the next three years based on the Company meeting or exceeding certain performance criteria, and payable ratably over the following three years. Their new employment agreements also entitle them to participate in all employee benefit plans and programs of the Company. Each agreement also provides that if the employee is permanently disabled during the term of the Agreement, he will continue to be employed at 50% of his base salary until the first to occur of his death, expiration of 12 months, or expiration of the employment agreement. On a subsequent change of control of the Company, any unvested portion of their options or warrants immediately vest and any unvested portion of the performance bonuses of Messrs. Pennington and Stevens immediately vest and are payable if they are terminated by the Company within 90 days. Mr. War's new employment agreement provides that any non-vested options will vest immediately if he is terminated without cause because it is determined his services are no longer required as a result of a successful long-term refinery solution for the Company's black wax crude oil. Mr. Pennington's new employment agreement provides that if his employment is terminated by the Company for any reason prior to September 30, 2001, he will receive a termination payment of $168,000, decreased by $21,000 for each calendar quarter during which he was employed by the Company under the new employment agreement. The new employment agreement of Mr. Stevens provides that if the Company terminates his employment for any reason, he will be paid any unpaid portion of his retention bonus. Mr. War's new employment agreement provides that he will receive a termination payment of $75,000 if his employment is terminated without cause or as a result of a change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Arthur J. Pasmas served as Chairman of the Compensation Committee of Inland's Board of Directors and also served as Co-Chief Executive Officer until September 21, 1999. Mr. Pasmas received $100,000 as compensation for his duties as Co-Chief Executive Officer in 1999 and $50,000 in consulting fees in 1999 following his resignation as Co-Chief Executive Officer. Since September 21, 1999, the Company has had no compensation committee and the full Board of Directors determines the compensation to be paid to executive officers of the Company. Mr. Pennington, the Chief Executive Officer and Chief Financial Officer of the Company, and Kyle R. Miller and John E. Dyer, former executive officers of the Company, participated in deliberations by the Board of Directors concerning executive officer compensation after September 21, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Common Stock, Series D Preferred Stock and Series E Preferred Stock as of March 15, 2000, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, Series D Preferred Stock or Series E Preferred Stock, each current director, each Named Officer, and all executive officers and directors of the Company as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                                               PREFERRED STOCK                         COMMON STOCK
                                          ------------------------             ---------------------------
                                          NUMBER                               NUMBER
     NAME AND ADDRESS                       OF                                  OF
     OF BENEFICIAL OWNER                  SHARES           PERCENT             SHARES              PERCENT
     -------------------                  ------           -------             ------              -------
                                                 SERIES D
                                              PREFERRED STOCK
                                              ---------------
Inland Holdings LLC (1)                 10,757,747          100.0            1,752,586              60.5
  TCW Asset
  Management Company
  1000 Louisiana Street
  Suite 2175
  Houston, Texas 77002

                                               PREFERRED STOCK                         COMMON STOCK
                                          ------------------------             ---------------------------
                                          NUMBER                               NUMBER
     NAME AND ADDRESS                       OF                                  OF
     OF BENEFICIAL OWNER                  SHARES           PERCENT             SHARES              PERCENT
     -------------------                  ------           -------             ------              -------
                                                 SERIES E
                                              PREFERRED STOCK
                                              ---------------
Enron Corp. (2)                         121,973            100.0               292,098               10.1
  Joint Energy Development
  Investments Ii Limited
  Partnership
  1400 Smith Street
  Houston, Texas 77002


Pengo Securities Corp.(3)                    --             --                 516,390               17.8
  885 Third Avenue, 34th Floor
  New York, New York 10022


Marc Macaluso                                --             --                     100                *
 1000 Louisiana Street
 Suite 2175
 Houston, Texas 77002

John D. Lomax (4)                            --             --                   2,816                *
 791 Nyes Place
 Laguna Beach, Ca 92651

Bill I. Pennington (4)                       --             --                  89,668                3.0
 410 17th Street
 Suite 700
 Denver, Colorado 80202

T Brooke Farnsworth (4)                      --             --                     300                *
  333 North Sam Houston Parkway
  Suite 300
  Houston, Texas 77060

Michael J. Stevens (4)                       --             --                  29,200                1.0
  4100 17th Street
 Suite 700
 Denver, Colorado 80202

William T. War (4)                           --             --                  25,000                *
410 17th Street
Suite 700
Denver, Colorado 80202

Kyle R. Miller                               --             --                      --                --
  19 South Lane
  Englewood, Colorado 80110

Arthur J. Pasmas(3)                          --             --                  23,571                *
  5858 Westheimer, Suite 400
  Houston, Texas 77057

All Executive Officers and                   --             --                 147,084                4.8
   Directors as a Group
  (6  Persons) (4)

------------------------

*        Less than 1%

(1) Inland Holdings LLC ("Holdings") owns these shares of record and beneficially. The members of Holdings are Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio"). TCW Asset Management Company has the power to vote and dispose of the shares owned by Holdings and may be deemed to beneficially own such shares. Marc MacAluso is Senior Vice President of TCW Asset Management Company, but disclaims any beneficial ownership of these shares. Holdings and TCW Asset Management Company disclaim any beneficial ownership of the shares owned by Mr. MacAluso. The holder of Series D Preferred Stock has the right to appoint four members to the Board.

(2) Joint Energy Development Investments II Limited Partnership ("JEDI") is the record and beneficial owner of these shares, which may also be deemed to be beneficially owned by Enron Corp. JEDI, as the holder of Series E Preferred Stock, has the right, at its election, to appoint one member to the Board, but has not elected to exercise this right.

(3) Pengo Securities Corp. ("Pengo"), an affiliate of Smith Management, owns of record and beneficially 402,927 shares of Common Stock. SEP owns of record and beneficially 15,222 shares of Common Stock. Randall
         D. Smith owns of record and beneficially 87,441 shares Jeffrey A. Smith and John W. Adams, both of whom are officers and directors of Pengo and Smith Management, each own 16,374 shares of Common Stock. Pengo disclaims beneficial ownership of the shares owned by Randall D. Smith, John W. Adams and Jeffrey A. Smith and the shares owned by Messrs. Smith, Adamas and Smith are not included in the table of shares owned by Pengo. Arthur J. Pasmas is Vice President of Smith Management. Mr. Pasmas disclaims beneficial ownership of the shares of the Company's Common Stock owned by Pengo and Pengo disclaims beneficial ownership of the shares of the Company's Common Stock owned by Mr. Pasmas, and their respective shares are not included in the table in the shares owned by the other. The ownership by Mr. Pasmas reflects options to acquire 1,500 shares of common stock.

(4) Includes shares issuable under outstanding stock options and warrants granted to Messrs. Lomax, Pennington, Farnsworth, Stevens and War and all executive officers and directors as a group for 100, 87,500, 300, 29,200, 25,000 and 142,100 shares, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TCW Indebtedness. IPC owed Fund V $75 million in principal amount of subordinated indebtedness at December 31, 1998, and $75 million in principal and accrued interest of $5.7 million at September 21, 1999. As noted above under Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," Fund V agreed to exchange such indebtedness for shares of Series D Preferred Stock, Series Z Preferred Stock and Common Stock issued to Holdings. Marc MacAluso is Senior Vice President of TCW Asset Management Company. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings.

         Exchange of Series C Preferred Stock. As noted above under Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," JEDI agreed pursuant to the Exchange Agreement to exchange its 100,000 shares of Series C Preferred Stock having a redemption price of $10 million, together with 2.2 million of accumulated dividends, for 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock.

         Registration Rights Agreement. In connection with the Exchange Agreement, the Company entered into a Registration Rights Agreement (the "Registration Agreement") with Holdings, Portfolio, JEDI and the Smith Group pursuant to which the Company granted Holdings, JEDI and the Smith Group piggy-back registration rights to include their shares on any registration statement filed by the Company under the Securities Act of 1933, as amended, subject to standard underwriters' kick-out clauses and other conditions. The Company also granted to Holdings, JEDI and the Smith Group demand registration rights which entitle Holdings to require the Company to file up to three registration statements to register its shares, entitle JEDI to require the Company to file up to two registration statements to register its shares and entitle the Smith Group to require the Company to file one registration statement to register its shares. The Company will be responsible for paying the costs and expenses associated with all registration statements, including the fees of one law firm acting as counsel to the holders requesting registration, but excluding underwriting discounts and commissions and any other expenses of the party requesting registration.

         Farmout Agreement. The Company entered into a Farmout Agreement with Smith Management LLC ("Smith Management") effective June 1, 1998. As of December 31, 1998, SEP, an affiliate of Smith Management, received 152,220 pre-split (15,222 post-split) shares of Common Stock as payment of proceeds under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as both the Company, Smith Management and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith Management the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The Farmout Agreement was further amended on September 21, 1999 as part of the Recapitalization to eliminate this option, to provide for cash payments only effective June 1, 1999, and to allow the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. The Farmout Agreement provides that Smith Management will reconvey all drillsites to the Company once Smith Management has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

         Consulting Agreement. The Company entered into a Consulting Agreement with Arthur J. Pasmas on September 21, 1999 pursuant to which Mr. Pasmas will receive $200,000 annually for consulting services to be provided to the Company until September 21, 2002. Mr. Pasmas has been Vice President of Smith Management (or affiliated entities) since 1987.

         Severance Agreement with Kyle R. Miller. Effective September 23, 1999, Kyle R. Miller resigned as Chief Executive Officer and he and the Company entered into a Severance Agreement pursuant to which the Company made a severance payment to him of $375,000 and Mr. Miller agreed to cancel all outstanding warrants and options granted to him. The Company and Mr. Miller mutually agreed to terminate his employment agreement, including the noncompetition provision, and granted mutual releases to each other. Mr. Miller also resigned as a member of the Board effective October 11, 1999.

         Severance Agreement with John E. Dyer. The Company entered into a Severance Agreement with John E. Dyer in November 1999 pursuant to which the Company agreed to pay $157,500 as his severance payment under his employment agreement and grant him an option to become effective as of May 1, 2000, which option will be exercisable after May 1, 2000 and before May 30, 2000, to acquire certain real estate in Duchesne County, Utah from the Company for $100 plus the assumption of the Company's obligations under a deed of trust with an outstanding balance of $168,000 at December 31, 1999. The Company paid $217,000 for this real estate in May 1995. Pursuant to the Severance Agreement, Mr. Dyer agreed to cancel all outstanding warrants and options granted to him, the Company and Mr. Dyer mutually terminated the noncompetition provision of his previous employment agreement and the Company and Mr. Dyer granted mutual releases to each other. Pursuant to the Severance Agreement, Mr. Dyer resigned as President and Chief Operating Officer on December 31, 1999. He also resigned as a member of the Board of Directors effective February 2, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

         1.       Financial Statements

                  See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

         2.       Financial Statement Schedules

                  None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

         3.       (a) Exhibits


Item
Number   Description

2.1 Agreement and Plan of Merger between Inland Resources Inc. ("Inland"), IRI Acquisition Corp. and Lomax Exploration Company (exclusive of all exhibits) (filed as Exhibit 2.1 to Inland's Registration Statement on Form S-4, Registration No. 33- 80392, and incorporated herein by this reference).

3.1 Amended and Restated Articles of Incorporation, as amended through December 14, 1999 (filed as Exhibit 3.1 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

3.2 By-Laws of Inland (filed as Exhibit 3.2 to Inland's Registration Statement on Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

3.2.1 Amendment to Article IV, Section 1 of the Bylaws of Inland adopted February 23, 1993 (filed as Exhibit 3.2.1 to Inland's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

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

4.1.2 Amended and Restated Credit Agreement dated as of September 11, 1998 amending and restating Exhibit 4.1 (filed as Exhibit 4.1.2 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.1.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999 amending Exhibit 4.1.2 (filed as Exhibit 4.1.3 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.1.4 Second Amended and Restated Credit Agreement dated September 15, 1999, but effective as of September 21, 1999, amending and restating Exhibit
         4.1 (without exhibits or schedules) (filed as Exhibit 4.1 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

4.2.2 Amended and Restated Credit Agreement dated as of September 11, 1998, amending and restating Exhibit 4.2 (filed as Exhibit 4.2.2 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.2.3 First Amendment to Amended and Restated Credit Agreement dated as of March 5, 1999, amending Exhibit 4.2.2 (filed as Exhibit 4.2.3 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.2.4 Exchange Agreement dated as of September 21, 1999 by and between Inland, IPC, Refining, Trust Company of the West, a California trust company, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032, Inland Holdings LLC, TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. and Joint Energy Development Investments II Limited Partnership (without exhibits or schedules), terminating Exhibits 4.2 and 4.3, as previously amended, and Exhibits 4.4, 4.5,
         10.10 and 10.11 (filed as Exhibit 10.1 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

4.3.2 Amended and Restated Intercreditor Agreement dated as of September 11, 1998, amending and restating Exhibit 4.3 (filed as Exhibit 4.3.2 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.3.3 First Amendment to Amended and Restated Intercreditor Agreement dated as of March 5, 1999, amending Exhibit 4.3.2 (filed as Exhibit 4.3.3 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

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

10.1 1988 Option Plan of Inland Gold and Silver Corp. (filed as Exhibit 10(15) to Inland's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.1.1   Amended 1988 Option Plan of Inland Gold and Silver Corp. (filed as
         Exhibit 10.10.1 to Inland's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.1.2 Amended 1988 Option Plan of Inland, as amended through August 29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as Exhibit 10.1.2 to Inland's Annual Report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference).

10.1.3 "Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan" executed effective June 3, 1996 (filed as Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

10.2 Letter agreement dated October 30, 1996 between Inland and Johnson Water District (filed as Exhibit 10.41 to Inland's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference).

10.3 Interest Rate Cap Agreement dated April 30, 1998 between IPC and Enron Capital and Trade Resources Corp. (filed as Exhibit 10.4 to Inland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

10.4 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland's Current Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

10.5 Warrant Agreement dated as of March 5, 1999 between Inland Resources Inc. and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as Exhibit 10.20 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.6 Warrant Certificate dated March 5, 1999 between Inland and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. representing 5,852 shares (filed as Exhibit 10.21 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

*10.7 Employment Agreement between Inland and Bill I. Pennington dated effective as of October 1, 1999.

*10.8 Employment Agreement between Inland and Michael J. Stevens dated effective as of October 1, 1999.

*10.9 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of October 1, 1999 representing 87,500 post-split shares of Common Stock.

*10.10 Stock Option Agreement between Inland and Michael J. Stevens dated October 1, 1999 representing 29,200 post-split shares of Common Stock.

10.11 Shareholders Agreement dated as of September 21, 1999 between Inland, Holdings, Fund V, JEDI and Pengo Securities Corp., Smith Energy Partnership, Randall D. Smith, Jeffrey A. Smith, Barbara Stovall Smith, John W. Adams and Arthur J. Pasmas (collectively, the "Smith Group") (filed as Exhibit 10.2 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

10.12 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit
         10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

*10.13 Severance Agreement between Inland and John E. Dyer dated November 18, 1999.

*10.14 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999.

*10.15 Stock Option Agreement between Inland and William T. War dated October 1, 1999 representing 25,000 post-split shares of Common Stock.

*21.1    Subsidiaries of Inland.

*23.1    Consent of Arthur Andersen LLP.

*23.2    Consent of Ryder Scott Company Petroleum Engineers.

*27.1    Financial Data Schedule


--------------------------
*    Filed herewith

(b)      Reports on Form 8-K

         Inland filed a Current Report on Form 8-K dated October 4, 1999 reporting information under the following Form 8-K items:

         Item 1. Changes in Control of Registrant

         Item 5. Other Events

         Item 7. Financial Statements and Exhibits

         No financial statements were included in the October 4, 1999 Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Inland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INLAND RESOURCES INC.
March 23, 2000
                                          By: /s/ Bill I. Pennington
                                             -----------------------------------
                                          Bill I. Pennington
                                          Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Bill I. Pennington as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.



March __, 2000
                             ---------------------------------------------------
                             John D. Lomax
                             Chairman of the Board

March 23, 2000               /s/ BILL I.  PENNINGTON
                             ---------------------------------------------------
                             Bill I. Pennington
                             Director, Chief Executive Officer and Chief
                             Financial Officer (Principal Executive Officer
                             and Principal Financial Officer)

March 23, 2000               /s/ MARC MACALUSO
                             ---------------------------------------------------
                             Marc MacAluso
                             Director

March 23, 2000               /s/ T BROOKE FARNSWORTH
                             ---------------------------------------------------
                             T Brooke Farnsworth
                             Director

March 23, 2000               /s/ MICHAEL J. STEVENS
                             ---------------------------------------------------
                             Michael J. Stevens
                             Vice President, Secretary and Treasurer
                             (Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                 F-2
Consolidated Balance Sheets, December 31, 1999 and 1998                  F-3
Consolidated Statements of Operations for the three years ended
        December 31, 1999, 1998 and 1997                                 F-5
Consolidated Statements of Stockholders' Equity for the
        three years ended December 31, 1999, 1998 and 1997               F-7
Consolidated Statements of Cash flows for the three years ended
        December 31, 1999, 1998 and 1997                                 F-8
Notes to Consolidated Financial Statements                               F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
March 24, 2000.

                              INLAND RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    December 31,
                                                             ------------------------
                                       ASSETS                   1999           1998
                                                             ---------      ---------
CURRENT ASSETS:
    Cash and cash equivalents                                $   1,018      $   1,275
    Accounts receivable and accrued sales                        2,166          1,366
    Inventory                                                    1,287          1,415
    Other current assets                                           306            218
    Net current assets of discontinued operations                2,140          3,764
                                                             ---------      ---------
               Total current assets                              6,917          8,038
                                                             ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)         170,217        180,538
    Accumulated depletion, depreciation and amortization       (27,805)       (21,433)
                                                             ---------      ---------
               Total oil and gas properties, net               142,412        159,105

    Other property and equipment, net                            2,437          2,850
                                                             ---------      ---------
               Total property and equipment, net               144,849        161,955

OTHER LONG-TERM ASSETS                                           1,892          2,613

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                     --         15,175
                                                             ---------      ---------
               Total assets                                  $ 153,658      $ 187,781
                                                             =========      =========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      December 31,
                                                                                ------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 1999           1998
                                                                                ---------      ---------
CURRENT LIABILITIES:

    Accounts payable                                                            $   3,422      $  10,461
    Accrued expenses                                                                1,759            906
    Current portion of long-term debt                                                 266        141,709
                                                                                ---------      ---------
               Total current liabilities                                            5,447        153,076

LONG-TERM DEBT                                                                     79,072         15,264

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

MANDATORILY REDEEMABLE PREFERRED STOCK:
    Series C Stock, 100,000 shares issued and outstanding                              --          9,568
    Accrued preferred Series C dividends                                               --          1,534

    Series D Stock, 10,757,747 shares issued and outstanding,
        liquidation preferred of $80.7 million                                     61,973             --
    Accrued preferred series D dividends                                            2,262             --

    Series E Stock, 121,973 shares issued and outstanding, liquidation
        preferred of $12.2 million                                                  8,220             --
    Accrued preferred series E dividends                                              350             --

WARRANTS OUTSTANDING                                                                   --          1,300

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Class A stock, par value $.001; 20,000,000 shares authorized,
        Series D and Series E outstanding
    Common stock, par value $.001; 25,000,000 shares authorized,
        2,897,732 and 852,977 issued and outstanding, respectively                      3              1
    Additional paid-in capital                                                     69,595         42,766
    Accumulated deficit                                                           (73,264)       (35,728)
                                                                                ---------      ---------
               Total stockholders' equity (deficit)                                (3,666)         7,039
                                                                                ---------      ---------
               Total liabilities and stockholders' equity (deficit)             $ 153,658      $ 187,781
                                                                                =========      =========

                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     For the Years Ended December 31,
                                                   ------------------------------------
                                                     1999          1998          1997
                                                   --------      --------      --------
REVENUES:
    Oil and gas sales                              $ 16,399      $ 21,278      $ 17,182

OPERATING EXPENSES:
    Lease operating expenses                          7,160         8,362         3,780
    Production taxes                                    192           454           383
    Exploration                                         155           153            61
    Impairment                                           --         1,327            --
    Depletion, depreciation and amortization          9,882        12,025         6,480
    General and administrative, net                   3,136         2,061         2,118
                                                   --------      --------      --------
               Total operating expenses              20,525        24,382        12,822
                                                   --------      --------      --------
OPERATING INCOME (LOSS)                              (4,126)       (3,104)        4,360
INTEREST EXPENSE                                    (15,989)      (14,895)       (4,759)
INTEREST AND OTHER INCOME                                72           107           380
                                                   --------      --------      --------
NET LOSS FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY LOSS                       (20,043)      (17,892)          (19)
LOSS FROM DISCONTINUED OPERATIONS                    (1,774)       (5,560)           --
LOSS ON SALE OF DISCONTINUED OPERATIONS             (14,500)           --            --
                                                   --------      --------      --------
NET LOSS BEFORE EXTRAORDINARY LOSS                  (36,317)      (23,452)          (19)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT                                            (556)           --        (1,160)
                                                   --------      --------      --------
NET LOSS                                            (36,873)      (23,452)       (1,179)

REDEMPTION PREMIUM - PREFERRED SERIES B STOCK            --            --          (580)
ACCRUED PREFERRED SERIES C STOCK DIVIDENDS             (663)       (1,084)         (450)
ACCRUED PREFERRED SERIES D STOCK DIVIDENDS           (2,262)           --            --
ACCRUED PREFERRED SERIES E STOCK DIVIDENDS             (350)           --            --
ACCRETION OF PREFERRED SERIES D STOCK DISCOUNT       (1,473)           --            --
ACCRETION OF PREFERRED SERIES E STOCK DISCOUNT         (220)           --            --
                                                   --------      --------      --------
NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                   $(41,841)     $(24,536)     $ (2,209)
                                                   ========      ========      ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          For the Years Ended December 31,
                                                  -------------------------------------------------
                                                       1999               1998             1997
                                                  -------------      -------------    -------------
BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                         $      (17.56)     $      (22.62)   $       (1.42)
    Discontinued operations                               (1.25)             (6.63)              --
    Sale of discontinued operations                      (10.18)                --               --
    Extraordinary loss                                    (0.38)                --            (1.57)
                                                  -------------      -------------    -------------
               Total                              $      (29.37)     $      (29.25)   $       (2.99)
                                                  =============      =============    =============

    Basic and diluted weighted average common
        shares outstanding                            1,424,439            838,790          737,794
                                                  =============      =============    =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                                   Preferred Stock        Accrued         Common Stock    Additional
                                                ---------------------     Series B       ---------------    Paid-In      Accumulated
                                                 Shares        Amount     Dividend       Shares   Amount    Capital        Deficit
                                                --------       ------     --------       ------   ------  ----------     -----------
BALANCES, December 31, 1996                      1,000,000    $ 10,000         670        631,206    $1     $ 29,134      $ (7,833)


    Accrued Preferred Series B dividend                 --          --       1,150             --     -           --        (1,150)
    Conversion of Preferred Series B            (1,000,000)    (10,000)     (1,820)       197,767     -       12,400          (580)
    Preferred Series C dividend                         --          --          --             --     -           --          (450)
    Exercise of employee stock option                   --          --          --          7,010     -          329            --
    Net loss                                            --          --          --             --     -           --        (1,179)
                                                ----------    --------    --------      ---------    --     --------      --------
BALANCES, December 31, 1997                                                               835,983     1       41,863       (11,192)

    Issuance of common stock under
        Farmout Agreement                               --          --          --         15,222     -          866            --
    Preferred Series C dividends                        --          --          --             --     -           --        (1,084)
    Exercise of employee stock options                  --          --          --          1,772     -           37            --
    Net loss                                            --          --          --             --     -           --       (23,452)
                                                ----------    --------    --------      ---------    --     --------      --------
BALANCES, December 31, 1998                                                               852,977     1       42,766       (35,728)

    Preferred Series C dividends                        --          --          --             --     -           --          (663)
    Common stock including Preferred Series Z
        stock issued in exchange of TCW debt            --          --          --      1,164,295     1       21,698            --
    Common stock issued in exchange of JEDI
        Preferred Series C stock                        --          --          --        292,098     -        3,600            --
    Other                                               --          --          --             71     -           --            --
    Net gain under related party transaction            --          --          --             --     -        5,836
    Accretion of Preferred Series D discount            --          --          --             --     -       (1,473)           --
    Accretion of Preferred Series E discount            --          --          --             --     -         (220)           --
    Preferred Series D dividends                        --          --          --             --     -       (2,262)           --
    Preferred Series E dividends                        --          --          --             --     -         (350)           --
    Conversion of Preferred Series Z stock to
        common stock                                    --          --          --        588,291     1           --            --
    Net loss                                            --          --          --             --     -           --       (36,873)
                                                ----------    --------    --------      ---------    --     --------      --------
BALANCES, December 31, 1999                                                             2,897,732    $3     $ 69,595      $(73,264)
                                                ==========    ========    ========      =========    ==     ========      ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 10)
                                 (In thousands)

                                                                    For the Years Ended December 31,
                                                                    ---------------------------------
                                                                      1999        1998         1997
                                                                    --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(36,873)   $(23,452)   $  (1,179)
    Adjustments to reconcile net loss to net cash
        provided (used) by operating activities
           Loss from discontinued operations                          16,274       5,348           --
           Depletion, depreciation and amortization                    9,882      12,025        6,480
           Amortization of debt issuance costs and debt discount         762         587          265
           Loss on early extinguishment of debt                          556          --        1,160
           Noncash interest consideration                              8,592         866           --
           Impairment of assets                                           --       1,327           --
           Effect of changes in current assets and liabilities
               Accounts receivable and accrued sales                    (800)      1,662         (950)
               Inventory                                                 128         578       (1,131)
               Other current assets                                       16       1,869          405
               Accounts payable and accrued expenses                  (6,050)      6,012          618
                                                                    --------    --------    ---------
                 Net cash provided (used) by operating activities     (7,513)      6,822        5,668
                                                                    --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                  (3,772)    (39,391)     (29,740)
    Acquisition of oil and gas properties                                 --          --      (69,532)
                                                                    --------    --------    ---------
                 Net cash used in investing activities                (3,772)    (39,391)     (99,272)
                                                                    --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock                                 --          --        9,568
    Proceeds from sale of common stock                                    --          37          328
    Proceeds from issuance of long-term debt                          11,581      47,750      161,000
    Payments of long-term debt                                           (86)         (9)     (60,099)
    Debt issuance costs                                                 (493)       (702)      (3,669)
    Restructuring costs related to Series D and Series E                (500)         --           --
                                                                    --------    --------    ---------
                 Net cash provided by financing activities            10,502      47,076      107,128
                                                                    --------    --------    ---------
NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY CONTINUING OPERATIONS                                            (783)     14,507       13,524

NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY DISCONTINUED OPERATIONS                                           526     (13,837)     (22,950)

CASH AND CASH EQUIVALENTS, at beginning of period                      1,275         605       10,031
                                                                    --------    --------    ---------
CASH AND CASH EQUIVALENTS, at end of period                         $  1,018    $  1,275    $     605
                                                                    ========    ========    =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1999


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------

Business
--------

Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. During the period from December 31, 1997 to January 31, 2000, the Company also operated a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). The refinery had a processing capacity of approximately 10,000 barrels per day and tankage capacity of 485,000 barrels. On December 10, 1999, the Company's board of directors voted to sell the Woods Cross Refinery operations and a nonoperating refinery pursuant to a plan of dissolution. The sale of the Woods Cross Refinery and the nonoperating refinery closed on January 31, 2000. Certain current assets were excluded from the sale and will be liquidated pursuant to the plan of dissolution and are expected to be monetized by the end of 2000.

Consolidation
-------------

The accompanying financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions of continuing operations have been eliminated in consolidation.

Reverse Split
-------------

On December 10, 1999, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 25,000,000 shares to 2,500,000 shares and reduce outstanding common shares from 23,093,689 shares to 2,309,441 shares. The shareholders further approved an increase in the number of post-split authorized shares from 2,500,000 shares to 25,000,000. Par value remained at $0.001 per common share. All per share disclosures including loss per share and weighted average common and common equivalent shares outstanding as reported on the consolidated balance sheet, consolidated statement of operations and consolidated statement of stockholders' equity have been calculated based on post-reverse split share amounts.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact of oil and gas prices has a significant influence on estimates made by management. Changes in oil and gas prices directly effect the economic limits of estimated oil and gas reserves. These economic limits have significant effects upon predicted reserve quantities and valuations. These estimates drive the calculation of depreciation, depletion and amortization for the oil and gas properties and the need for an assessment as to whether an impairment is required. Overall oil and gas pricing estimates factor into estimated future cash flow projections used in assessing impairment for the oil and gas properties.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months.

Concentrations of Credit Risk
-----------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, trade receivables, trade payables, accrued liabilities, long-term debt and mandatorily redeemable preferred stock. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value of the preferred stock is not readily determinable and long-term debt is based on variable rate interest, accordingly approximates fair value. The fair value of crude oil contracts are estimated based on market conditions in effect at the end of each reporting period.

Inventories
-----------

Inventories consist of tubular goods valued at the lower of average cost or market. Materials and supplies inventories are stated at cost and are charged to capital or expense, as appropriate, when used.

Accounting for Oil and Gas Operations
-------------------------------------

The Company follows the successful efforts method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts and any gain or loss is charged to income. Interest is capitalized during the drilling and completion period of wells and on other major projects. The amount of interest capitalized was $0, $150,000 and $135,000 during 1999, 1998 and 1997, respectively.

The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method. This method utilized proved oil and gas reserves determined using market prices at the end of each reporting period. Dismantlement, restoration and abandonment costs are in management's opinion, offset by residual values of lease and well equipment. As a result, no accrual for such costs is provided.

Impairment Review
-----------------

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. A calculation of the aggregate before-tax undiscounted future net revenues is performed for the oil and gas properties. The Company utilized an estimated price scenario based on its budget and future estimates of oil and gas prices from industry projections and future quoted prices. The assumptions used were based on an average oil price of $21.56 per barrel and $1.83 per Mcf over the remaining estimated life of the properties.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period for leases not expected to be utilized the Company.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to thirty years. Maintenance and repairs are expensed as incurred. Major improvements are capitalized, and the assets replaced, are retired.

Environmental
-------------

Environmental costs are expensed or capitalized based upon their future economic benefit. Costs which are improvements are capitalized. Costs related to environmental remediation and reclamation are expensed. Liabilities for remediation and reclamation costs are accrued when it is determined that an obligation exists and the amount of the costs can be reasonably estimated.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded for differences between the book and tax basis of assets and liabilities at tax rates in effect when the balances are expected to reverse. A valuation allowance against deferred tax assets is recorded when the conclusion by Company management is reached that the tax benefits, based on available evidence, are not expected to be realized.

Revenue Recognition
-------------------

Sales of crude oil and natural gas are recorded upon delivery to purchasers.

Loss Per Share
--------------

Net loss per share is presented for basic and diluted net loss and, if applicable, for net loss from discontinued operations and extraordinary losses. Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share includes the effects of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As the Company was in a net loss position for all periods presented, there were no dilutive securities.

Reclassifications
-----------------

Certain amounts in prior years have been reclassified to conform to the 1999 presentation.

2. FINANCIAL INSTRUMENTS:
   ----------------------

Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations and to help ensure the repayment of indebtedness. The amortized cost and the monthly settlement gain or loss are reported as adjustments to revenue in the period in which the related oil is sold or the scheduled settlement of interest rate instruments. Hedging activities do not affect the actual sales price for the Company's crude oil or interest rate for the Company's debt facilities. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. The Company has not incurred any significant losses nor does the Company expect any to occur.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. The adoption of SFAS No. 133 was deferred to all fiscal quarters of all fiscal years beginning after June 15, 2000, by SFAS No. 137 "Accounting for Derivative Instruments and Hedging activities -Deferred of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 and plans to adopt the statement on January 1, 2001.

Crude Oil Hedging Activities
----------------------------

The Company has various contracts that hedge crude oil production structured as cost free collars whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between floor and a ceiling, no payment is exchanged between the parties. The Company has hedged 720,000 barrels of its projected year 2000 oil production (60,000 barrels per month) under various collars with floors ranging from $19.00 to $20.00 per barrel and ceilings ranging from $19.70 to $22.50 per barrel. The Company has hedged 495,000 barrels of its projected year 2001 oil production (60,000 barrels per month for January through June and 45,000 barrels per month for July through September) under various collars with floors ranging from $19.00 to $20.50 per barrel and ceilings ranging from $20.80 to $22.15 per barrel. The Company may enter into additional year 2000 and 2001 oil hedges depending on market conditions. As of December 31, 1999, the fair value of these contracts is a liability of $480,100.

During the period April 1, 1999 to December 31, 1999, the Company hedged oil production under two contracts from Enron Capital and Trade Resources Corp. ("Enron"). The contracts were structured as swaps covering 80,000 barrels per month at an average strike price of $14.28 (based on NYMEX Light Sweet Crude Oil Futures Contracts). The Company recorded a reduction to revenue of $4.9 million under these contracts during 1999.

During 1998 and 1997 the Company had various contracts in place consisting of puts, calls and collars. Each of the contracts was completely settled as of December 31, 1998. The effect of all hedging contracts in these years resulted in income of $550,000 in 1998 and a loss of $217,000 in 1997.

Interest Rate Hedging Activity
------------------------------

In April 1998, the Company entered into an interest rate put, whereby the Company is paid the difference between 6.75% and LIBOR on a notional principle amount of $35.0 million when the LIBOR rate is above 6.75%. The cost of this put was $140,000 and will be amortized through December 2000, at which time the put expires. The Company received no payments under this arrangement in 1999 or 1998. The fair value of this put contract as of December 31, 1999 was de minimus.

3. LOSS PER SHARE:
   ---------------

The calculation of loss per share for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except per share data):

                                                        1999                         1998                        1997
                                            ---------------------------    ------------------------    ---------------------------
                                                              Per Share                   Per Share                      Per Share
                                            Loss      Shares   Amount      Loss   Shares    Amount     Loss     Shares     Amount
                                            ----      ------  ---------    ----   ------  ---------    ----     ------   ---------
Loss from continuing operations
    before extraordinary item             $(20,043)                      $(17,892)                    $   (19)
Preferred Series B redemption
    premium                                                                    --                        (580)
Preferred Series C stock dividends            (663)                        (1,084)                       (450)
Preferred Series D stock dividends          (2,262)
Preferred Series E stock dividends            (350)
Accretion of Series D stock discount        (1,473)
Accretion of Series E stock discount          (220)
                                          --------                       --------                     -------
BASIC AND DILUTED LOSS
    PER SHARE:
        Loss from continuing operations
           before extraordinary loss
           available to common
           shareholders                   $(25,011)    1,424   $(17.56)  $(18,976)   839    $(22.62)  $(1,049)     738     $ (1.42)
                                          ========             =======   ========           =======   =======              =======

4. RESTRUCTURING TRANSACTION:
   --------------------------


On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW") and Joint Energy Development Investments II Limited Partnership ("JEDI") pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company (the "Recapitalization").

Pursuant to the Exchange Agreement, TCW agreed to exchange $75.0 million of subordinated indebtedness plus accrued interest of $5.7 million and warrants to purchase 15,852 shares of Common Stock for the following securities of the
Company: (i) 10,757,747 shares of newly designated Series D Redeemable Preferred Stock of the Company ("Series D Preferred Stock"), (ii) 5,882,901 shares of newly designated Series Z Convertible Preferred Stock of the Company ("Series Z Preferred Stock") and (iii) 1,164,295 shares of Common Stock. On December 14, 1999, all shares of Series Z Preferred Stock were converted into 588,291 shares of Common Stock. In addition, JEDI agreed to exchange 100,000 shares ($10.0 million par value) of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (i) 121,973 shares of newly designated Series E Redeemable Preferred Stock of the Company ("Series E Preferred Stock") and (ii) 292,098 shares of Common Stock.

At December 31, 1999, TCW owns 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock, and JEDI owns 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock. In connection with the Exchange Agreement, the Articles of Incorporation (the "Articles") of the Company were amended to designate the Series D Preferred Stock and Series E Preferred Stock. The amended Articles provide that the Common Stock, Series D Preferred Stock and Series E Preferred Stock shall vote together as a single class and not as a separate voting group or class, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock vote with the Common Stock on a share-for-share basis. Pursuant to the amended Articles, the total number of votes of the combined class of Common Stock, Series D Preferred Stock and Series E Preferred Stock presently outstanding is 3,985,704 votes, of which 2,828,361 votes (representing approximately 71% of the total) are owned by TCW, and 304,295 votes (representing approximately 7.6% of the total) are owned by JEDI.

Under the amended Articles, the Series D Preferred Stock accrues dividends at a rate of $0.16875 per share per quarter (9% annual rate) if paid in cash on a current basis or $0.2109375 per share per quarter (11.25% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or any other series of preferred stock while there are any accrued and unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock also has liquidation preference over all other classes and series of stock, in an amount equal to $7.50 per share ($80.7 million). The Series D Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid) for a redemption price of $7.50 per share and must be redeemed in equal amounts over three years commencing upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility which is October 1, 2001. The difference between the book value and the liquidation value of the Series D Preferred Stock at the exchange date ($20.2 million) is being accreted over the minimum redemption period beginning on October 1, 2001, and results in a charge against earnings available for common shareholders. In addition to voting as a class with the Common Stock and Series E Preferred Stock as discussed above, holders of 75% of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series D Preferred Stock, any merger or consolidation of the Company in which the Company is not the surviving entity, any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction or the sale or other transfer of substantially all of the assets of the Company. Further, a majority of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, have the right to elect (i) four members of the Board for as long as at least 37.5% of the original shares of Series D Preferred Stock remain outstanding; (ii) three members of the Board for as long as at least 25%, but less than 37.5% remain outstanding; (iii) two members of the Board for as long as at least 12.5%, but less than 25% remain outstanding; and (iv) one member of the Board for as long as any shares of Series D Preferred Stock remain outstanding even though they are less than 12.5% of the original shares issued. As the number of members that may be elected by holders of Series D Preferred Stock decline, the holders of Common Stock are entitled to elect those members to the Board.

Under the amended Articles, the Series E Preferred Stock accrues dividends at a rate of $2.3125 per share per quarter (9.25% annual rate) if paid in cash on a current basis or $2.875 per share per quarter (11.5% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock while there are any accrued and unpaid dividends on the Series E Preferred Stock.

The Series E Preferred Stock also has liquidation preference over all other classes and series of stock, except the Series D Preferred Stock, in an amount equal to $100.00 per share ($12.2 million). The Series E Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid on October 1, 2001 and the Series D Preferred Stock having been redeemed) for a redemption price of $100.00 per share and must be redeemed upon the earlier of September 21, 2006 or the redemption of all outstanding shares of Series D Preferred Stock. The difference between the book value and the liquidation value of the Series E Preferred Stock at the exchange date ($4.2 million) is being accreted over the minimum redemption period to October 1, 2003, and results in a charge against earnings available for common shareholders. In addition to voting as a class with Common Stock and Series D Preferred Stock as discussed above, holders of 75% of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series E Preferred Stock; any merger or consolidation of the Company in which the Company is not the surviving entity or any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction, unless, in either case, the holders of Series E Preferred Stock receive shares with substantially the same rights and preferences as correspond to the Series E Preferred Stock; any merger in which the holders of Common Stock receive consideration in exchange for their Common Stock other than Common Stock of the surviving corporation that is junior to the securities issued to the holders of Series E Preferred Stock; or the sale or other transfer of substantially all of the assets of the Company unless, so long as the Series D Preferred Stock is outstanding, at least 60% of the Series E Preferred Stock is redeemed or the holders of Series E Preferred Stock receive an amount equal to 60% of 10/85ths of the total consideration received by the holders of Series D Preferred Stock and Series E Preferred Stock in the same form of consideration as that received by the holders of Series D Preferred Stock. Further, a majority of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, have the right to elect one member of the Board; although they have not yet exercised this right.

One of the conditions to closing the Exchange Agreement was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million. The outstanding principal balance at December 31, 1999 was $78,915,000. The Company also had $1.9 million of outstanding letters of credit at December 31, 1999. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At December 31, 1999, substantially all amounts were borrowed under the LIBOR option at an effective rate of 9.17% through June 29, 2000. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. Subsequent to year end, certain covenants were amended allowing the Company to remain in compliance at December 31, 1999. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. The Farmout Agreement was originally entered into effective June 1, 1998. As of December 31, 1998 Smith had received 15,222 (post reverse split) shares of Common Stock as payment of net proceeds through October 31, 1998 under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as the Company, Smith and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 (post reverse split) per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The amendment to the Farmout Agreement on September 21, 1999 eliminated this option and provided for cash payments only effective June 1, 1999. The amendment also allowed the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. As a result of this recent amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan previously recorded by the Company is no longer considered outstanding. As a result, the Company has removed all previously recorded drilling costs, accumulated depletion, debt issue costs, loans and accrued interest as of September 21, 1999 and will no longer record revenue and costs from wells drilled under the Farmout Agreement in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The $5.8 million gain recognized upon the removal of previously recorded account balances was charged directly to equity due to the related-party nature of the transaction. The Farmout Agreement continues to provide that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

5. DISCONTINUED OPERATIONS:
   ------------------------

Pursuant to a decision by the Company's board of directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc., a wholly owned subsidiary was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). This subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to another wholly owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle. These asset and liabilities will be disposed of within one year of December 10, 1999.

As a result of this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $70.3 million and $68.5 million during the years ended December 31, 1999 and 1998, respectively. The net current assets of discontinued operations at December 31, 1999 consist of $7.9 million of current assets consisting primarily of inventory and accounts receivable, offset by $5.8 million of liabilities, primarily accounts payable and accrued liabilities.

6. ACQUISITIONS:
   -------------

Enserch
-------

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

EREC
----

Effective September 30, 1997, the Company purchased producing oil and gas properties and undeveloped acreage allocated in the Monument Butte region from Equitable Resources Energy Company ("EREC") for a purchase price of $56.0 million. The acquisition was accounted for as a purchase, therefore the assets and results of operations of the EREC properties are included in the Company's consolidated financial statements from the acquisition date forward. The Company funded this acquisition with debt.

6. OTHER PROPERTY AND EQUIPMENT:
   -----------------------------

                                            December 31,
                                        --------------------
                                         1999         1998
                                        -------      -------
                                           (in thousands)
Vehicles                                $ 1,579      $ 1,381
Land and buildings                        1,214        1,232
Furniture and fixtures                    1,416        1,377
Leasehold improvements                       86           86
                                        -------      -------
                                          4,295        4,076
Less accumulated depreciation            (1,858)      (1,226)
                                        -------      -------
Total                                   $ 2,437      $ 2,850
                                        =======      =======

7. LONG-TERM DEBT (See Note 4):
   ----------------------------

TCW and ING Credit Agreements
-----------------------------

On September 30, 1997, the Company closed separate Credit Agreements with TCW and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement provided the Company with $75.0 million, all of which was funded at closing. The TCW Credit Agreement originally provided for quarterly interest payments only, at a rate of 9.75% per annum, until the earlier of December 31, 2003 or the date on which the ING loan was paid in full. The Company initially granted a warrant to TCW to purchase 10,000 shares of common stock at an exercise price of $100.00 per share (subject to anti-dilution adjustments) and later granted TCW a warrant to purchase 5,852 shares of common stock at $17.50 (subject to anti-dilution adjustments) for an amendment that deferred certain interest payments during 1999. The Company also granted registration rights in connection with such warrants. The TCW Credit Agreement was secured by a second lien on substantially all assets of the Company. As discussed in Note 4, on September 21, 1999, TCW exchanged the outstanding principal balance of $75.0 million, accrued interest of $5.7 million and 15,852 warrants for Preferred Series D Stock and Common Stock of the Company.

As discussed in Note 4, on September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement with its Senior Lenders as part of the Recapitalization which was further amended on January 31, 2000 and March 20, 2000. Prior to the terms of that amendment, the ING Credit Agreement constituted a revolving line of credit which converted to a term loan payable in quarterly installments through March 29, 2003. The borrowing base under the prior ING facility was limited to the collateral value of proved reserves as determined semiannually by the lender. The prior ING loan accrued interest, at the Company's option, at either (i) the average prime rates announced from time to time by The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York plus 0.5% per annum; or (ii) at LIBOR plus 1.75%. The ING Credit Agreement was secured by a first lien on substantially all assets of the Company. On March 11, 1999, the Company amended the prior ING Credit Agreement to increase the borrowing base to $73.25 million. The Senior Lenders received warrants to purchase 5,000 shares of common stock at $17.50 (subject to anti-dilution adjustments) as consideration for entering into the amendment.

Smith Farmout
-------------

Commencing June 1, 1998, the Company's drilling program was conducted under a Farmout Agreement with Smith Energy Partnership, an affiliate of Smith Management. Funds expended by Smith Management pursuant to this agreement were treated as debt by the Company for financial reporting purposes. Forty-three wells were drilled under the Farmout Agreement in 1998, aggregating net expenditures to Smith Management of $15.1 million (including management fees). Due to the subsequent amendment made as discussed in Note 4, the Company no longer classifies the Smith Farmout obligation as debt.

A summary of the Company's long-term debt follows (in thousands):

                                                   December 31,
                                              -----------------------
                                                1999           1998
                                              --------      ---------
TCW Credit Agreement                          $     --      $  75,000
Less discount on TCW Credit Agreement               --           (955)
                                              --------      ---------
                                                    --         74,045
ING Credit Agreement                            78,915         67,665
Smith Farmout                                       --         15,085
Other                                              423            178
                                              --------      ---------
      Total                                     79,338        156,973

Current portion                                   (266)      (141,709)
                                              --------      ---------
Long-term portion                             $ 79,072      $  15,264
                                              ========      =========

As of December 31, 1999, the annual principal payments on long-term debt for the next five years are as follows (in thousands):

 2000                      $   266
 2001                       78,927
 2002                           13
 2003                           13
 2004                           14
 Thereafter                    105
                           -------
                           $79,338
                           =======

8. INCOME TAXES:
   -------------

In 1999, 1998 and 1997, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 1999 is as follows (in thousands):

                                                              Deferred
                                               December 31,    Expense     December 31,
                                                  1999        (Benefit)        1998
                                               ------------   ---------    ------------
Deferred tax assets:
    Net operating loss carryforwards             $ 28,249      $ 14,075      $ 14,174
    Smith Farmout debt                                 --        (5,483)        5,483
                                                 --------      --------      --------
               Total                               28,249         8,592        19,657

Valuation allowance                               (22,453)      (12,514)       (9,939)
                                                 --------      --------      --------
               Deferred tax assets                  5,796        (3,922)        9,718
                                                 --------      --------      --------
Deferred tax liabilities:
    Depletion, depreciation and amortization
        of property and equipment                  (5,796)        3,922        (9,718)
                                                 --------      --------      --------
               Deferred tax liabilities            (5,796)        3,922        (9,718)
                                                 --------      --------      --------
               Net deferred tax assets           $     --      $     --      $     --
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

Income tax expense for 1999, 1998 and 1997 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):

                                                             December 31,
                                                  --------------------------------
                                                    1999         1998       1997
                                                  --------      -------      -----
Expected statutory tax expenses at 34%            $(12,537)     $(7,974)     $(401)
Change in valuation allowance, net                  12,514        8,292        540
Other                                                   23         (318)      (139)
                                                  --------      -------      -----
        Net tax expense                           $     --      $    --      $  --
                                                  ========      =======      =====

In 1997, $1.77 million of the valuation allowance was reversed upon the acquisition of certain properties, as the book basis in the purchased assets was greater than the associated tax basis. No state or federal income taxes are payable at December 31, 1999 or 1998, and the Company did not pay any income taxes in 1999, 1998 or 1997.

At December 31, 1999, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $29.7 million, that expire from 2000 to 2019. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

9. CAPITAL STOCK (SEE NOTE 4):
   ---------------------------

Series C Preferred Stock
------------------------

On July 21, 1997, the Company closed the sale of 100,000 shares of a newly designated Series C Cumulative Convertible Preferred Stock (the "Series C Stock") to an affiliate of JEDI for cash of $10.0 million ($9.6 million net of closing fees). As discussed in Note 4, on September 21, 1999, JEDI exchanged their Series C Stock and accrued dividends for Preferred Series E Stock and Common Stock of the Company.

Series D and Series E Preferred Stock
-------------------------------------

See Note 4 for a full description of the Series D and Series E rights and preferences.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (SEE NOTE 4):
    --------------------------------------------------------------

Cash paid for interest during 1999, 1998 and 1997 was approximately $6,112,000, $11,629,000 and $4,092,000, respectively.

As part of the Smith Farmout restructuring, the following accounts were impacted:

     Oil and gas properties                                      $(13,833)
     Accumulated depreciation, depletion and amortization           2,837
     Deferred debt offering costs                                    (233)
     Smith Farmout loan                                            15,085
     Smith Farmout accrued interest                                 2,792
     Additional paid-in capital                                    (5,837)

During 1998, the Company paid interest on the Smith Farmout transaction, as allowed by its terms, by issuing common stock valued at $866,000.

11. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Lease Commitments
-----------------

The Company leases 16,500 square feet of office space under a noncancellable operating lease. Future payment under this lease is as follows (in thousands):

          2000                        $264
          2001                         264
          2002                         264
                                      ----
             Total                    $792
                                      ====

Total lease expense during 1999, 1998 and 1997 was $264,000, $264,000 and $148,000, respectively.

401(k) Plan
-----------

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) Plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. During the period January 1, 1999 to September 30, 1999, the Company match was reduced to 100% of the first 2% of salary contributed. Matching contributions of $104,000, $206,000 and $50,000 were made by the Company during 1999, 1998 and
1997, respectively.

Legal Proceedings
-----------------

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

Consulting Agreement
--------------------

The Company entered into a consulting agreement on September 21, 1999 with a former director of the Company that was also an officer of Smith Management pursuant to which this individual will receive $200,000 annually, paid in equal monthly installments for consulting services to be provided to the Company until September 21, 2002.

12. STOCK OPTIONS AND WARRANTS:
    ---------------------------

1988 Stock Option Plan
----------------------

On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "1988 Plan") for key employees and directors of the Company. A total of 21,280 shares of common stock are reserved for issuance under the 1988 Plan. All options under the Plan are granted and become exercisable 90 days after grant date and expire 10 years from the date of grant.

1997 Stock Option Plan
----------------------

On April 30, 1997, another incentive stock option plan (the "1997 Plan") was adopted by the Board of Directors for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 50,000 shares for grant under the 1997 Plan of which 41,850 options were granted through December 31, 1999 at prices equal to the market value of the Company's stock on the date of grant. All granted options are vested except for 30,000 options which vest on December 31, 2001. There are 8,150 shares available for grant as of December 31, 1999.

A summary of option grants, exercises and average prices under both the plans is presented below:

                                                                Weighted            Option             Weighted
                                                                Average            Exercise           Fair Value
                                              Number of         Exercise            Price             of Options
                                               Options           Price              Range              Granted
                                              ---------         --------      ------------------      ----------
Balance, December 31, 1996                     20,430           $  52.60      $  25.00 - $115.00
    Granted                                     8,850             103.60         85.00 -  110.00        $55.43
    Exercised                                  (7,010)             46.90         31.30 -   68.70        ======
                                               ------           --------      ------------------
Balance, December 31, 1997                     22,270              75.80         25.00 -  115.00
    Granted                                     3,000              84.40         84.40 -   84.40        $60.79
    Exercised                                    (680)             54.60         25.00 -   68.70        ======
                                               ------           --------      ------------------
Balance, December 31, 1998                     24,590              76.40         25.00 -  115.00
    Granted                                    30,000              10.00         10.00 -   10.00        $ 8.23
    Cancelled                                  (4,474)             39.10         25.00 -   68.70        ======
    Expired                                    (1,800)            115.00        115.00 -  115.00
                                               ------           --------      ------------------
Balance, December 31, 1999                     48,316           $  37.20      $  10.00 - $115.00
                                               ======           ========      ==================

Plan options exercisable as of
    December 31, 1999                          18,316           $  83.38
                                               ======           ========

Non-Plan Grants
---------------

From time to time the Company grants nonqualified warrants and options to purchase common stock to its executive officers. The grants have vesting periods ranging from immediate to five years. The grants' lives vary from five to ten years. The table below summarizes the activities associated with these grants to executive officers:

                                                                                                     Weighted
                                                               Weighted           Warrant            Fair Value
                                           Number of           Average            Exercise           of Options
                                          Options and          Exercise            Price            and Warrants
                                            Warrants            Price              Range              Granted
                                           ---------          --------        ----------------        ======
Balance, December 31, 1996                    40,192          $  53.60        $31.30 - $ 65.00
    Granted                                   54,500            103.30         90.00 -  110.00        $49.83
                                           ---------          --------        ----------------        ======
Balance, December 31, 1997
    and 1998*                                 94,692             82.10         31.30 -  110.00
        Granted                              141,700              9.38          9.38 -    9.38        $ 7.22
        Cancelled                            (90,192)            82.60         31.25 -  110.00        ======
                                           ---------          --------        ----------------
Balance, December 31, 1999                   146,200          $  10.42        $ 9.38 - $100.00
                                             =======          ========        ================

Non plan options and warrants
    exercisable as of
    December 31, 1999                          4,500          $  95.56
                                           =========          ========

*No activity during 1998.

The following table summarizes information for options currently outstanding as of December 31, 1999 for all Plan and Non-Plan options.

                                                                                             Options and
                                  Options and Warrants Outstanding                       Warrants Exercisable
                      ----------------------------------------------------            --------------------------
                                              Weighted            Weighted                              Weighted
                                               Average            Average                                Average
      Range of                                Remaining           Exercise                              Exercise
   Exercise Price          Number         Contractual Life         Price              Number              Price
   --------------          ------         ----------------         -----              ------              -----
$ 9.38 - $  10.00        171,700                9.8              $   9.49               --              $    --
 25.00 -    53.00          4,096                4.3                 41.47            4,096                41.47
 65.00 -    85.00          5,720                6.2                 77.23            5,720                77.23
 90.00 -   110.00         13,000                7.0                101.30           13,000               101.30
                         -------                                 --------           ------              -------
                         194,516                                 $  17.07           22,816              $ 85.78
                         =======                                 ========           ======              =======

All options canceled and reissued are subject to the criteria of the FASB Exposure Draft titled "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("APB 25 Interpretation"). In 1999, 33,500 options were canceled and reissued at market price. On July 1, 2000 (the expected effective date of the Exposure Draft), these options will be accounted for as a variable option grant based on the market price on July 1, 2000. These options will be marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000 to the extent there are increases in the Company's stock price above the market rate value of the stock on July 1, 2000.

The Company has elected to account for grants of stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion No. 25. If compensation expense for grants of stock options and warrants had been determined consistent with Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share ("LPS") would have been the following pro forma amounts (in thousands, except per share data):

                                                            1999           1998          1997
                                                          --------       --------      -------
         Net loss, attributable
             to common stockholders   As reported         $(41,841)      $(24,536)     $(2,209)
                                      Pro forma            (42,376)       (25,978)      (6,764)

         Basic and Diluted LPS        As reported         $ (28.37)      $ (29.25)     $ (2.99)
                                      Pro forma             (29.76)        (30.80)       (9.27)


Due to the requirements of Statement No. 123, the calculated compensation expense in 1999, 1998 and 1997 as adjusted in the pro forma amounts above, may not be representative of compensation expense to be calculated in future years. The pro forma adjustments are calculated using an estimate of the fair value of each option and warrant on the date of grant. The Company used the following assumptions within the Black-Scholes pricing model to estimate the fair value of stock option and warrant grants since 1996.

                                               1999                 1998               1997
                                               ----                 ----               ----
         Weighted average remaining life      5 years             5 years             4.9 years
         Risk-free interest rate                 6.0%                5.3%          5.7% to 6.5%
         Expected dividend yield                   0%                  0%                    0%
         Expected lives                       5 years             5 years          3 to 5 years
         Expected volatility                   113.2%               87.5%                 54.3%

14. OIL AND GAS PRODUCING ACTIVITIES:
    ---------------------------------

Major Customers
---------------

Sales to the following Companies represented 10% or more of the Company's revenues (in thousands):

                                            1999        1998              1997
                                            ----        ----              ----
        Customer A                         $4,858      $    --          $    --
        Customer B                             --       10,370           12,320
        Customer C                             --           --            3,086

Cost Incurred in Oil and Gas Producing Activities (in thousands):

                                            1999        1998        1997
                                           ------     -------     -------
Unproved property acquisition cost         $   --     $   303     $12,543
Proved property acquisition cost               --         105      56,989
Development cost                            3,512      37,709      28,563
Exploration cost                              155         153          61
                                           ------     -------     -------
       Total                               $3,667     $38,270     $98,156
                                           ======     =======     =======


Net Capital Costs
-----------------

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands).

                                                  1999           1998           1997
                                               ---------      ---------      ---------
Unproved properties                            $   4,410      $  14,585      $  13,806
Proved properties                                160,889        161,472        127,500
Gas transportation facilities                      4,918          4,481          2,523
                                               ---------      ---------      ---------
       Total                                     170,217        180,538        143,829

Accumulated depletion, depreciation and
    amortization                                 (27,805)       (21,433)       (10,009)
                                               ---------      ---------      ---------
       Total                                   $ 142,412      $ 159,105      $ 133,820
                                               =========      =========      =========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
--------------------------------------------------------------------

SFAS No. 69 "Disclosures about Oil and Gas Producing Activities" ("SFAS No. 69") prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                           1999           1998           1997
                                       -----------      ---------      ---------
Future cash inflows                    $ 1,127,531      $ 183,642      $ 694,065
Future production costs                   (259,022)       (88,870)      (251,434)
Future development costs                  (189,297)            --       (232,087)
Future income tax provision               (188,630)            --        (33,394)
                                       -----------      ---------      ---------
Future net cash flows                      490,582         94,772        177,150
Less effect of 10% discount factor        (292,270)       (40,659)       (98,528)
                                       -----------      ---------      ---------
Standardized measure of discounted
    future net cash flows              $   198,312      $  54,113      $  78,622
                                       ===========      =========      =========

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                 1999           1998          1997
                                              ---------      ---------      --------
Standardized measure, beginning of year       $  54,113      $  78,622      $ 52,983
Purchase of reserves in place                        --             76        45,747
Sales of reserves in place                      (15,548)            --            --
Sales of oil and gas produced, net of
    production costs                             (9,047)       (12,462)      (13,019)
Net change in prices, net production cost       123,905        (96,051)      (42,277)
Extensions, discoveries and improved
    recovery, net                                    --          7,910        12,922
Revisions of previous quantity estimates        349,080        (58,104)       12,351
Change in future development costs             (111,348)       232,087         9,557
Net change in income taxes                      (55,855)        15,200         3,706
Accretion of discount                             5,411          9,384         7,190
Changes in production rates and other          (142,399)      (122,549)      (10,538)
                                              ---------      ---------      --------
Standardized measure, end of year             $ 198,312      $  54,113      $ 78,622
                                              =========      =========      ========

Oil and Gas Reserve Quantities (Unaudited)
------------------------------------------

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

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The impact of oil and gas prices has a significant impact on the standardized measure. Future increases or decreases in oil or gas prices increase or decrease the value of the standardized measure accordingly. As of December 31, 1999, the Company used prices of $21.56 per Bbl and $1.83 per Mcf which is reflective of the market price. Prices used by the Company in 1998 were $7.60 per Bbl and $2.34 per Mcf.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1999, 1998 and 1997:

                                                     1999                       1998                        1997
                                           -----------------------    ------------------------    ------------------------
                                           Oil (MBbl)   Gas (MMcf)    Oil (MBbl)    Gas (MMcf)    Oil (MBbl)    Gas (MMcf)
                                           ----------   ----------    ----------    ----------    ----------    ----------
Proved reserves, beginning of year          18,602        18,063        37,135        75,483         7,312        10,188
Purchase of reserves in place                   --            --            21            14        15,071        26,387
Sales of reserves in place                  (2,487)       (3,100)           --            --            --            --
Extensions and discoveries                      --            --            --            --        12,836        34,744
Improved recoveries                             --            --         3,145         2,814         1,723        (1,870)
Production                                  (1,165)       (2,901)       (1,501)       (3,006)         (855)       (1,637)
Revisions of previous estimates             32,179        48,873       (20,198)      (57,242)        1,048         7,671
                                           -------       -------       -------       -------       -------       -------
Proved reserves, end of year                47,129        60,935        18,602        18,063        37,135        75,483
                                           =======       =======       =======       =======       =======       =======

Proved developed reserves,
         end of year                        16,634        15,476        18,394        18,030        12,980        15,224
                                           =======       =======       =======       =======       =======       =======

15. QUARTERLY EARNINGS (UNAUDITED):

Summarized unaudited quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share data):

                                                        Quarter Ended
                                       ---------------------------------------------------
                                       March 31,    June 30,   September 30,  December 31,
                                         1999         1999         1999          1999
                                       ---------    --------   -------------  ------------
Revenues                               $ 4,034      $ 4,381      $ 4,359      $  3,625
Operating loss                          (1,298)        (634)      (1,678)         (516)
Net loss before extraordinary item      (6,016)      (4,622)      (6,929)      (18,750)
Net loss                                (6,016)      (4,622)      (7,485)      (18,750)
Basic and diluted loss per share
    before extraordinary item            (7.35)       (5.76)       (6.59)       (15.92)
Basic and diluted earnings (loss)
    per share                            (7.35)       (5.76)       (7.11)       (15.92)

                                                       Quarter Ended
                                      ----------------------------------------------------
                                      March 31,     June 30,   September 30,  December 31,
                                        1998          1998          1998          1998
                                      ---------     --------   -------------  ------------
Revenues                              $ 5,277       $ 5,199       $ 5,395       $  5,407
Operating income (loss)                   (30)          295          (255)        (3,133)
Net loss                               (3,870)       (2,348)       (4,224)       (13,010)
Basic and diluted loss per share        (4.93)        (3.14)        (5.34)        (15.88)

                               INDEX TO EXHIBITS

Item
Number                              Description
------                              -----------
2.1      Agreement and Plan of Merger between Inland Resources Inc. ("Inland"),
         IRI Acquisition Corp. and Lomax Exploration Company (exclusive of all exhibits) (filed as Exhibit 2.1 to Inland's Registration Statement on
         Form S-4, Registration No. 33- 80392, and incorporated herein by this reference).

3.1 Amended and Restated Articles of Incorporation, as amended through December 14, 1999 (filed as Exhibit 3.1 to Inland's Current Report on
         Form 8-K dated September 21, 1999, and incorporated herein by reference).

3.2      By-Laws of Inland (filed as Exhibit 3.2 to Inland's Registration
         Statement on Form S-18, Registration No. 33-11870-F, and incorporated herein by reference).

3.2.1    Amendment to Article IV, Section 1 of the Bylaws of Inland adopted
         February 23, 1993 (filed as Exhibit 3.2.1 to Inland's Annual Report on
         Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

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

Item
Number                              Description
------                              -----------
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

4.1.2 Amended and Restated Credit Agreement dated as of September 11, 1998 amending and restating Exhibit 4.1 (filed as Exhibit 4.1.2 to Inland's
         Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.1.3    First Amendment to Amended and Restated Credit Agreement dated as of
         March 5, 1999 amending Exhibit 4.1.2 (filed as Exhibit 4.1.3 to
         Inland's Annual Report on Form 10-K for the year ended December 31,
         1998, and incorporated herein by reference).

4.1.4 Second Amended and Restated Credit Agreement dated September 15, 1999, but effective as of September 21, 1999, amending and restating Exhibit
         4.1 (without exhibits or schedules) (filed as Exhibit 4.1 to Inland's
         Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

4.2.2 Amended and Restated Credit Agreement dated as of September 11, 1998, amending and restating Exhibit 4.2 (filed as Exhibit 4.2.2 to Inland's
         Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.2.3    First Amendment to Amended and Restated Credit Agreement dated as of
         March 5, 1999, amending Exhibit 4.2.2 (filed as Exhibit 4.2.3 to
         Inland's Annual Report on Form 10-K for the year ended December 31,
         1998, and incorporated herein by reference).

4.2.4 Exchange Agreement dated as of September 21, 1999 by and between Inland, IPC, Refining, Trust Company of the West, a California trust

Item
Number                              Description
------                              -----------
         company, as Sub-Custodian for Mellon Bank for the benefit of Account
         No. CPFF 873-3032, Inland Holdings LLC, TCW Portfolio No. 1555 DR V
         Sub-Custody Partnership, L.P. and Joint Energy Development Investments
         II Limited Partnership (without exhibits or schedules), terminating
         Exhibits 4.2 and 4.3, as previously amended, and Exhibits 4.4, 4.5,
         10.10 and 10.11 (filed as Exhibit 10.1 to Inland's Current Report on
         Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

4.3.2    Amended and Restated Intercreditor Agreement dated as of September 11,
         1998, amending and restating Exhibit 4.3 (filed as Exhibit 4.3.2 to
         Inland's Annual Report on Form 10-K for the year ended December 31,
         1998, and incorporated herein by reference).

4.3.3 First Amendment to Amended and Restated Intercreditor Agreement dated as of March 5, 1999, amending Exhibit 4.3.2 (filed as Exhibit 4.3.3 to
         Inland's Annual Report on Form 10-K for the year ended December 31,
         1998, and incorporated herein by reference).

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

10.1     1988 Option Plan of Inland Gold and Silver Corp. (filed as Exhibit
         10(15) to Inland's Annual Report on Form 10-K for the year ended
         December 31, 1988, and incorporated herein by reference).

10.1.1   Amended 1988 Option Plan of Inland Gold and Silver Corp. (filed as
         Exhibit 10.10.1 to Inland's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.1.2   Amended 1988 Option Plan of Inland, as amended through August 29, 1994
         (including amendments increasing the number of shares to

Item
Number                              Description
------                              -----------
         212,800 and changing "formula award") (filed as Exhibit 10.1.2 to
         Inland's Annual Report on Form 10- KSB for the year ended December 31,
         1994, and incorporated herein by reference).

10.1.3   "Automatic Adjustment to Number of Shares Covered by Amended 1988
         Option Plan" executed effective June 3, 1996 (filed as Exhibit 10.1 to
         Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30,
         1996, and incorporated herein by reference).

10.2     Letter agreement dated October 30, 1996 between Inland and Johnson
         Water District (filed as Exhibit 10.41 to Inland's Annual Report on
         Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference).

10.3     Interest Rate Cap Agreement dated April 30, 1998 between IPC and Enron
         Capital and Trade Resources Corp. (filed as Exhibit 10.4 to Inland's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

10.4 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland's Current
         Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

10.5     Warrant Agreement dated as of March 5, 1999 between Inland Resources
         Inc. and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
         (filed as Exhibit 10.20 to Inland's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.6     Warrant Certificate dated March 5, 1999 between Inland and TCW
         Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. representing
         5,852 shares (filed as Exhibit 10.21 to Inland's Annual Report on Form
         10-K for the year ended December 31, 1998, and incorporated herein by reference).

*10.7 Employment Agreement between Inland and Bill I. Pennington dated effective as of October 1, 1999.

*10.8 Employment Agreement between Inland and Michael J. Stevens dated effective as of October 1, 1999.

*10.9 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of October 1, 1999 representing 87,500 post-split shares of Common Stock.

*10.10   Stock Option Agreement between Inland and Michael J. Stevens dated
         October 1, 1999 representing 29,200 post-split shares of Common Stock.

Item
Number                              Description
------                              -----------
10.11    Shareholders Agreement dated as of September 21, 1999 between Inland,
         Holdings, Fund V, JEDI and Pengo Securities Corp., Smith Energy
         Partnership, Randall D. Smith, Jeffrey A. Smith, Barbara Stovall Smith,
         John W. Adams and Arthur J. Pasmas (collectively, the "Smith Group")
         (filed as Exhibit 10.2 to Inland's Current Report on Form 8-K dated
         September 21, 1999, and incorporated herein by reference).

10.12    Registration Rights Agreement dated as of September 21, 1999 between
         Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit
         10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

*10.13   Severance Agreement between Inland and John E. Dyer dated November 18,
         1999.

*10.14 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999.

*10.15   Stock Option Agreement between Inland and William T. War dated October
         1, 1999 representing 25,000 post-split shares of Common Stock.

*21.1    Subsidiaries of Inland.

*23.1    Consent of Arthur Andersen LLP.

*23.2    Consent of Ryder Scott Company Petroleum Engineers.

*27.1    Financial Data Schedule


-------------------
*    Filed herewith