Form 10-Q
period 2000-03-31
INLAND RESOURCES INC
filed 2000-05-03
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ____________ to ___________

                         Commission file number 0-16487

                             INLAND RESOURCES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Washington                              91-1307042
      -------------------------------          ---------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                 80202
--------------------------------------------               ----------
  (Address of Principal Executive Offices)                 (ZIP Code)

Registrant's Telephone Number, Including Area Code:  (303) 893-0102
                                                    ------------------

(Former name, address and fiscal year, if changed, since last report

--------------------------------------------------------------------------------

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

Number of shares of common stock, par value $.001 per share, outstanding as of May 1, 2000: 2,897,732

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (In thousands)

                                                                               March 31,     December 31,
                                                                                 2000            1999
                                                                              -----------    ------------
                                                                              (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                   $     791      $   1,018
   Accounts receivable and accrued sales                                           3,291          2,166
   Inventory                                                                       1,328          1,287
   Other current assets                                                              300            306
   Net current assets of discontinued operations                                   1,177          2,140
                                                                               ---------      ---------
            Total current assets                                                   6,887          6,917
                                                                               ---------      ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                            173,844        170,217
   Accumulated depletion, depreciation and amortization                          (29,443)       (27,805)
                                                                               ---------      ---------
                                                                                 144,401        142,412
   Other property and equipment, net                                               2,408          2,437
   Other long-term assets                                                          1,685          1,892
                                                                               ---------      ---------
            Total assets                                                       $ 155,381      $ 153,658
                                                                               =========      =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                            $   3,354      $   3,422
   Accrued expenses                                                                1,143          1,759
   Current portion of long-term debt                                                                266
                                                                               ---------      ---------
            Total current liabilities                                              4,497          5,447
                                                                               ---------      ---------

Long-term debt                                                                    81,668         79,072

Committments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding,
         liquidation preference of $80.7 million                                  63,548         61,973
   Accrued preferred series D dividends                                            4,695          2,262
   Series E stock, 121,973 shares issued and outstanding,
         liquidation preference of $12.2 million                                   8,445          8,220
   Accrued preferred series E dividends                                              726            350

Stockholders' deficit:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized,
         Series D and Series E outstanding
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 shares issued and outstanding                                       3              3
   Additional paid-in capital                                                     64,986         69,595
   Accumulated deficit                                                           (73,187)       (73,264)
                                                                               ---------      ---------
            Total stockholders' equity                                            (8,198)        (3,666)
                                                                               ---------      ---------
            Total liabilities and stockholders' equity                         $ 155,381      $ 153,658
                                                                               =========      =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                       Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
Revenues:
   Oil and gas sales                               $     6,058      $     4,034

Operating expenses:
   Lease operating expenses                              1,650            1,714
   Production taxes                                        159               89
   Exploration                                              29               36
   Depletion, depreciation and amortization              1,788            3,168
   General and administrative, net                         373              325
                                                   -----------      -----------
             Total operating expenses                    3,999            5,332
                                                   -----------      -----------

Operating income (loss)                                  2,059           (1,298)
Interest expense                                        (2,003)          (4,438)
Interest and other income                                   21               23
                                                   -----------      -----------
Net income (loss) from continuing operations                77           (5,713)
Loss from discontinued operations                                          (303)
                                                   -----------      -----------
Net income (loss)                                           77           (6,016)
Accrued preferred Series C stock dividends                                 (255)
Accrued preferred Series D stock dividends              (2,433)
Accrued preferred Series E stock dividends                (376)
Accretion of preferred Series D stock discount          (1,575)
Accretion of preferred Series E stock discount            (225)
                                                   -----------      -----------
Net loss available to common stockholders          $    (4,532)     $    (6,271)
                                                   ===========      ===========

Basic and diluted net loss per share:
   Continuing operations                           $     (1.56)     $     (7.00)
   Discontinued operations                                                (0.35)
                                                   -----------      -----------
         Total                                     $     (1.56)     $     (7.35)
                                                   ===========      ===========
Weighted average common shares outstanding           2,897,732          853,000
                                                   ===========      ===========

Dividends per common share                                NONE             NONE
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)
                                   (Unaudited)

                                                                        2000        1999
                                                                      -------      -------
Cash flows from operating activities:
   Net income (loss)                                                  $    77      $(6,016)
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Depletion, depreciation and amortization                      1,788        3,168
          Amortization of debt issue costs and debt discount              120          210
          Noncash interest consideration                                             1,828
          Effect of changes in current assets and liabilities:
             Accounts receivable                                       (1,125)         766
             Inventory                                                    (41)         385
             Other assets                                                  93           (4)
             Accounts payable and accrued expenses                       (684)      (3,490)
                                                                      -------      -------
Net cash provided (used) by operating activities                          228       (3,153)
                                                                      -------      -------

Cash flows from investing activities:
   Development expenditures and equipment purchases                    (3,748)         (95)
                                                                      -------      -------
Net cash used by investing activities                                  (3,748)         (95)
                                                                      -------      -------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                             2,585        3,250
   Payments of long-term debt                                            (255)
   Debt issue costs                                                                    (21)
                                                                      -------      -------
Net cash provided by financing activities                               2,330        3,239
                                                                      -------      -------
Net cash and cash equivalents used by continuing operations            (1,190)          (9)
Net cash and cash equivalents provided by discontinued operations         963          425
Cash and cash equivalents at beginning of period                        1,018        1,627
                                                                      -------      -------
Cash and cash equivalents at end of period                            $   791      $ 2,043
                                                                      =======      =======

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              INLAND RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------

1.   COMPANY ORGANIZATION:

     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah (the "Field"). The Company also operated a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery") until it was sold on January 31, 2000. The refinery had a processing capacity of approximately 10,000 barrels per day and tankage capacity of 485,000 barrels.

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   ACCOUNTING PRONOUNCEMENT:

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

     FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" was issued in April 2000. As a result, the Company will be required to account for certain stock options as variable option grants, based on the market price on July 1, 2000. These options will be marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000, but only to the extent there are increases in the Company's stock price above the market price of the stock on July 1, 2000.

4.   DISCONTINUED OPERATIONS:

     Pursuant to a decision by the Company's board of directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc., a wholly owned subsidiary, was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). This subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to another wholly owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle. The assets and liabilities retained will be disposed of within one year of December 10, 1999.

     Due to this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $0 and $14.6 million during the three-month periods ended March 31, 2000 and 1999, respectively. The net current assets of discontinued operations of $1.2 million at March 31, 2000 consists primarily of cash, accounts receivable and a note receivable.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

General

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

Three Month Periods Ended March 31, 2000 and 1999:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended March 31, 2000 increased $2.0 million, or 50% from the previous year. Prior to considering hedging losses of $1.1 million in 2000, the Company's oil and gas revenues increased 78% between first quarters. As shown in the table below, the variance was caused by higher average crude oil prices offset by sales volume declines. Due to financial concerns, the Company suspended its drilling program in October 1998 and did not resume drilling until October 1999. This temporary suspension of the drilling program caused the Company's gross crude oil production to decline from 5,000 barrels per day during the first quarter of 1999 to 4,000 barrels per day during the first quarter of 2000. The Company's gross crude oil production is currently at 4,500 barrels per day. Crude oil sales as a percentage of total oil and gas sales were 87% and 72% in the first quarter of 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

         The Company has entered into price protection agreements to hedge against the volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.1 million in the first quarter of 2000 to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                             Quarter Ended March 31, 2000                       Quarter Ended March 31, 1999
                        ---------------------------------------          -----------------------------------------
                          Net Volume      Average      Sales                 Net Volume      Average      Sales
                        (Bbls or Mcfs)     Price    (in 000's)             (Bbls or Mcfs)     Price    (in 000's)
                        --------------    -------   -----------          -----------------   -------   -----------
Crude Oil Sales             248,361       $25.27      $ 6,275                 340,094         $8.60      $ 2,924
Natural Gas Sales           531,835       $ 1.72          914                 644,971         $1.72        1,110
Hedging                                                (1,131)                                                 0
                                                      -------                                            -------
   Total                                              $ 6,058                                            $ 4,034
                                                      =======                                            =======

         Lease Operating Expenses. Lease operating expense for the quarter ended March 31, 2000 decreased $64,000, or 4% from the previous year first quarter. Lease operating expense per BOE increased from $3.83 per BOE sold in the first quarter of 1999 to $4.90 in 2000. The increase on a BOE basis is due to the lower volume produced in year 2000. The Company expects that continued development drilling will cause an improvement to its 2000 operating expense rate per BOE sold by increasing sales volumes and allowing for more efficient operations and a wider allocation of fixed operating costs.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during the first quarter of 2000 and 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended March 31, 2000 decreased 44%, or $1.4 million, from the previous year first quarter. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. Proved reserves during the first quarter of 1999 were significantly lower due to low oil prices, which caused proved undeveloped reserves to be uneconomic. The Company's depletion rate was $4.86 per BOE sold during the first quarter of 2000 compared to $6.67 per BOE sold during the first quarter of 1999.

         General and Administrative, Net. General and administrative expense for the quarter ended March 31, 2000 increased $48,000 from the previous year first quarter. General and administrative expense is reported net of operator fees and reimbursements which were $1.35 million and $1.14 million during the first quarter of 2000 and 1999, respectively. Gross general and administrative expense was $1.72 million during the first quarter of 2000 and $1.46 million during the first quarter of 1999.

         Interest Expense. Interest expense for the quarter ended March 31, 2000 decreased $2.4 million from the previous year first quarter. The decrease resulted from a decrease in the average amount of borrowings outstanding during the quarter due to the financial restructuring performed in September 1999. Borrowings during the first quarter of 2000 and 1999 were recorded at an effective interest rate of 9.8% and 10.6%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first quarter of 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During the first quarter 1999, the Company incurred an operating loss of $303,000 at its Woods Cross Refinery. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of 1999, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell the refinery on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. Shut-down and disposal accruals made during 1999 were sufficient such that no additional charges were required during the first quarter of 2000.

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

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value over the minimum mandatory redemption period which starts on October 1, 2001 and ends on October 1, 2003.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value over the minimum mandatory redemption date of October 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

ING Credit Agreement

Effective September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to a borrowing base of $83.5 million. The outstanding principal balance at March 31, 2000 was $81.5 million. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At March 31, 2000, all amounts were borrowed under the LIBOR option at an effective interest rate of 9.2% through June 29, 2000. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

Cash Flow and Capital Projects

As a result of the financial restructuring performed on September 21, 1999, the Company greatly improved its financial flexibility. The exchange of subordinated debt for equity securities decreased the Company's debt service requirements thereby increasing discretionary cash flow available for capital projects. The restructuring of the ING Credit Agreement's principal repayment terms beyond calendar year 2000 allows the Company to reinvest its operating cash flow for further development of the Field. As of April 30, 2000, the Company had $2.0 million of borrowing base availability under the ING Credit Agreement.

       The Company reinitiated its drilling program in October 1999 based on liquidity generated from the financial restructuring. The Company drilled eight wells in 1999, 11 wells during the first quarter of year 2000 and has plans to drill an additional 35 wells in 2000. The Company also continued its efforts to pressurize the Field by converting 22 wells to water injection in 1999, seven wells during the first quarter of year 2000 and has plans to convert an additional 40 wells to water injection in 2000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

         During the first quarter of 2000, the Company borrowed $2.6 million under the ING Credit Agreement and generated $3.8 million of cash from operations which it used to continue its development of the Field ($3.7 million), service debt ($2.0 million) and reduce outstanding accounts payable ($0.7 million). The Company's capital budget for development of the Field in year 2000 is $14.5 million. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations and borrowing base availability will be sufficient to implement its development plans and service its debt for the next year.

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 2000 or 1999.

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

                                 ---------------



ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk:

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the ING Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the ING Agreement are due and payable October 1, 2001. As of March 31, 2000, the ING Credit Agreement had a principal balance of $81.5 million at an average floating interest rate of 9.2% per annum, which rate has been locked in through June 29, 2000. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                   Increase in Interest Expense Without Hedge
                                 -----------------------------------------------
                                 April 1, 2000 through   January 1, 2001 through
                                   December 31, 2000         October 1, 2001
                                 ----------------------  -----------------------
1% increase in Interest Rates         $ 405,000               $   610,000
2% increase in Interest Rates         $ 810,000               $ 1,220,000

On April 30, 1998, the Company entered into an interest rate hedge covering the ING Credit Agreement at a cost of $140,000. This interest rate cap agreement with Enron Capital and Trade Resources Corp. covers the period June 12, 1998 through December 12, 2000 and provides a 6.75% LIBOR rate, the net effect of which is to cap the interest rate at 9.75% on $35.0 million of borrowings. The effect of the hedge through December 31, 2000 will be to limit hypothetical increases in interest expenses under the ING Credit Agreement to $325,000 assuming a 1% increase in interest rates and $550,000 assuming a 2% increase in interest rates.

         Commodity Risks. The Company hedges a portion of its crude oil production to reduce its exposure to fluctuations in the market prices thereof. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX index. Gains or losses on hedging activities are recognized as an adjustment to crude oil sales in the period in which the hedged production is sold.

The Company has entered into various contracts in the form of swaps or collars to hedge crude oil production during calendar years 2000 and 2001. The Company recorded a loss of $1.1 million during the first quarter of 2000 under these contracts. The potential future losses on these contracts for the period April 1, 2000 through December 31, 2000 and all of year 2001 based on a hypothetical average market price of equivalent product for these periods are as follows:

                              Average NYMEX Per Barrel Market Price for the Contract Period
                      ---------------------------------------------------------------------------
                         $20.00     $22.00      $24.00        $26.00       $28.00       $30.00
                      ----------  ----------  -----------  ------------  -----------  -----------
All Contracts - 2000    $33,000    $380,000   $1,340,000    $2,420,000   $3,500,000   $4,580,000
All Contracts - 2001    $   -0-    $126,000   $1,220,000    $2,390,000   $3,560,000   $4,730,000

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

                                ---------------

Items 1, 2, 3, 4 and 5 are omitted from this report as inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.

The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number            Description of Exhibits
-------           -----------------------
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

    None.

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INLAND RESOURCES INC.
                                        ---------------------------------
                                        (Registrant)

Date:  May 1, 2000                      By: /s/  Bill I. Pennington
     --------------                         -----------------------------
                                            Bill I. Pennington
                                            Chief Executive Officer
                                            Chief Financial Officer

Date:  May 1, 2000                      By: /s/  Michael J. Stevens
     --------------                         -----------------------------
                                            Michael J. Stevens
                                            Vice President, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number            Description of Exhibits
-------           -----------------------
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

27.1              Financial Data Schedule.*
---------------------
* Filed herewith.