Form 10-Q
period 2000-06-30
INLAND RESOURCES INC
filed 2000-08-03
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from           to
                                       ----------   -----------

                         Commission file number 0-16487

                              INLAND RESOURCES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Washington                                 91-1307042
     -------------------------------            --------------------------------
     (State or Other Jurisdiction of            (IRS EmployerIdentification No.)
      Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                  80202
--------------------------------------------               ----------
  (Address of Principal Executive Offices)                 (ZIP Code)

Registrant's Telephone Number, Including Area Code:      (303) 893-0102
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

                                  Yes xx  No
                                     ----   ---

Number of shares of common stock, par value $.001 per share, outstanding as of August 1, 2000: 2,897,732
               -----------

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (In thousands)

                                                                                 June 30,        December 31,
                                                                                   2000             1999
                                                                                -----------      ------------
                                                                                (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents                                                     $   1,031        $   1,018
   Accounts receivable and accrued sales                                             3,380            2,166
   Inventory                                                                         1,329            1,287
   Other current assets                                                                216              306
   Net current assets of discontinued operations                                       473            2,140
                                                                                 ---------        ---------
            Total current assets                                                     6,429            6,917
                                                                                 ---------        ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                              176,802          170,217
   Accumulated depletion, depreciation and amortization                            (31,244)         (27,805)
                                                                                 ---------        ---------
                                                                                   145,558          142,412
   Other property and equipment, net                                                 2,052            2,437
   Other long-term assets                                                            1,543            1,892
                                                                                 ---------        ---------
            Total assets                                                         $ 155,582        $ 153,658
                                                                                 =========        =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              $   1,801        $   3,422
   Accrued expenses                                                                  1,218            1,759
   Current portion of long-term debt                                                                    266
                                                                                 ---------        ---------
            Total current liabilities                                                3,019            5,447
                                                                                 ---------        ---------

Long-term debt                                                                      82,500           79,072

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding,
     liquidation preference of $80.7 million                                        65,123           61,973
   Accrued preferred series D dividends                                              7,128            2,262
   Series E stock, 121,973 shares issued and outstanding,
     liquidation preference of $12.2 million                                         8,670            8,220
   Accrued preferred series E dividends                                              1,103              350

Stockholders' deficit:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized,
     Series D and Series E outstanding
   Common stock, par value $.001; 25,000,000 shares authorized,
     2,897,732 shares issued and outstanding                                             3                3
   Additional paid-in capital                                                       60,376           69,595
   Accumulated deficit                                                             (72,340)         (73,264)
                                                                                 ---------        ---------
            Total stockholders' equity                                             (11,961)          (3,666)
                                                                                 ---------        ---------
            Total liabilities and stockholders' equity                           $ 155,582        $ 153,658
                                                                                 =========        =========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                     ------------------------------        ------------------------------
                                                         2000               1999               2000               1999
                                                     -----------        -----------        -----------        -----------
Revenues:
   Oil and gas sales                                 $     7,027        $     4,381        $    13,085        $     8,415

Operating expenses:
   Lease operating expenses                                1,663              1,646              3,313              3,360
   Production taxes                                          179                111                338                200
   Exploration                                                30                 28                 59                 64
   Depletion, depreciation and amortization                1,951              2,547              3,739              5,715
   General and administrative, net                           326                683                699              1,008
                                                     -----------        -----------        -----------        -----------
             Total operating expenses                      4,149              5,015              8,148             10,347
                                                     -----------        -----------        -----------        -----------

Operating income (loss)                                    2,878               (634)             4,937             (1,932)
Interest expense                                          (2,015)            (4,558)            (4,018)            (8,996)
Interest and other income                                    (16)                 5                  5                 28
                                                     -----------        -----------        -----------        -----------
Net income (loss) from continuing operations                 847             (5,187)               924            (10,900)
Discontinued operations                                                         525                                   222
                                                     -----------        -----------        -----------        -----------

Net income (loss)                                            847             (4,662)               924            (10,678)
Accrued preferred Series C stock dividends                                     (255)                                 (510)
Accrued preferred Series D stock dividends                (2,433)                               (4,866)
Accrued preferred Series E stock dividends                  (377)                                 (753)
Accretion of preferred Series D stock discount            (1,575)                               (3,150)
Accretion of preferred Series E stock discount              (225)                                 (450)
                                                     -----------        -----------        -----------        -----------
Net loss available to common stockholders            $    (3,763)       $    (4,917)       $    (8,295)       $   (11,188)
                                                     ===========        ===========        ===========        ===========

Basic and diluted net loss per share:
   Continuing operations                             $     (1.30)       $     (6.38)       $     (2.86)       $    (13.38)
   Discontinued operations                                                     0.61                                  0.26
                                                     -----------        -----------        -----------        -----------
         Total                                       $     (1.30)       $     (5.77)       $     (2.86)       $    (13.12)
                                                     ===========        ===========        ===========        ===========

Weighted average common shares outstanding             2,897,732            853,000          2,897,732            853,000
                                                     ===========        ===========        ===========        ===========


Dividends per common share                                  NONE               NONE               NONE               NONE
                                                     ===========        ===========        ===========        ===========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)
                                   (Unaudited)

                                                                       2000            1999
                                                                     --------        --------
Cash flows from operating activities:
   Net income (loss)                                                 $    924        $(10,678)
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Depletion, depreciation and amortization                      3,739           5,715
          Amortization of debt issue costs and debt discount              240             420
          Loss on sale of assets                                           51
          Noncash interest consideration                                                3,732
          Effect of changes in current assets and liabilities:
             Accounts receivable                                       (1,214)          1,215
             Inventory                                                    (42)            398
             Other assets                                                 199              43
             Accounts payable and accrued expenses                     (2,162)         (3,714)
                                                                     --------        --------
Net cash provided (used) by operating activities                        1,735          (2,869)
                                                                     --------        --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                    (6,718)           (452)
                                                                     --------        --------
Net cash used by investing activities                                  (6,718)           (452)
                                                                     --------        --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                             3,585           3,250
   Payments of long-term debt                                            (256)            (10)
   Debt issue costs                                                                      (110)
                                                                     --------        --------
Net cash provided by financing activities                               3,329           3,130
                                                                     --------        --------

Net cash and cash equivalents used by continuing operations            (1,654)           (191)
Net cash and cash equivalents from discontinued operations              1,667            (800)
Cash and cash equivalents at beginning of period                        1,018           1,627
                                                                     --------        --------

Cash and cash equivalents at end of period                           $  1,031        $    636
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

3.   ACCOUNTING PRONOUNCEMENT:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. The adoption of SFAS No. 133 was deferred to all fiscal quarters of all fiscal years beginning after June 15, 2000, by SFAS No. 137 "Accounting for Derivative Instruments and Hedging activities -Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 and plans to adopt the statement on January 1, 2001.

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

     Due to this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $0 and $32.6 million during the six-month periods ended June 30, 2000 and 1999; and $0 and $18.0 million during the three-month periods ended June 30, 2000 and 1999, respectively. The net current assets of discontinued operations of $473,000 at June 30, 2000 consist primarily of accounts receivable and a note receivable.

5.   LETTER OF INTENT WITH FLYING J INC.:

     On May 25, 2000, the Company entered into a non-binding letter of intent with Flying J Inc. ("Flying J") regarding the acquisition of certain assets by the Company from Flying J. The acquisition includes a 25,000 barrel per day refinery located in North Salt Lake, nine Flying J gasoline stations located primarily in the Salt Lake City area and Idaho and all oil and gas reserves owned by Flying J in the Uinta Basin, fifteen miles north of the Field. The purchase price is $50.0 million in cash and the assumption of $5.8 million in debt, plus the issuance of approximately 8.9 million shares of the Company's common stock, par value $0.001 per share, which is equal to approximately 75.5% of the shares outstanding after the acquisition. The transaction would be accounted for as a reverse merger. A restructuring of the Company's capital and debt structure may be required to effectuate the acquisition. Management anticipates that if the transaction is consummated, it will close during the third quarter of 2000. The acquisition is contingent on preparation of definitive documents, financing, due diligence procedures, receipt of an acceptable fairness opinion and approval by regulatory agencies, the Company's lenders and the Board of Directors of each company. The failure of any one of these events could prevent the consummation of the acquisition.

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

Three Month Periods Ended June 30, 2000 and 1999:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended June 30, 2000 increased $2.6 million, or 60% from the previous year. As shown in the table below, the variance was caused by higher average crude oil and natural gas prices offset by sales volume declines. Due to financial concerns, the Company suspended its drilling program in October 1998 and did not resume drilling until October 1999. This temporary suspension of the drilling program caused the Company's gross crude oil production to decline from 5,000 barrels per day during the first quarter of 1999 to less than 4,000 barrels per day during the fourth quarter of 1999. The Company averaged 4,260 barrels of gross crude oil production per day during the second quarter of year 2000. Crude oil sales as a percentage of total oil and gas sales were 84% and 75% in the second quarters of 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.2 million and $812,000 during the second quarters of 2000 and 1999, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."


                           Three Months Ended June 30, 2000                   Three Months Ended June 30, 1999
                        ---------------------------------------           ----------------------------------------
                          Net Volume      Average      Sales                 Net Volume      Average      Sales
                        (Bbls or Mcfs)     Price     (in 000's)            (Bbls or Mcfs)     Price     (in 000's)
                        --------------    -------    ----------           ---------------    -------    ----------
Crude Oil Sales             274,632        $25.15      $ 6,906                304,069         $13.16      $ 4,001
Natural Gas Sales           586,354        $ 2.23        1,309                787,622         $ 1.51        1,192
Hedging Loss                                            (1,188)                                              (812)
                                                       =======                                            =======
   Total                                               $ 7,027                                            $ 4,381
                                                       =======                                            =======

         Lease Operating Expenses. Lease operating expense for the quarter ended June 30, 2000 increased $17,000, or 1% from the previous year second quarter. Lease operating expense per BOE increased from $3.76 per BOE sold in the second quarter of 1999 to $4.47 in 2000. The increase on a BOE basis is due to the lower volume produced in year 2000. The Company expects that continued development drilling would cause an improvement to its 2000 operating expense rate per BOE sold by increasing sales volumes and allowing for more efficient operations and a wider allocation of fixed operating costs.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during the second quarter of 2000 and 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended June 30, 2000 decreased 23%, or $596,000, from the previous year second quarter. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $4.86 per BOE sold during the second quarter of 2000 compared to $5.03 per BOE sold during the second quarter of 1999.

         General and Administrative, Net. General and administrative expense for the quarter ended June 30, 2000 decreased $357,000 from the previous year second quarter. After removal of one-time costs related to an unsuccessful combination in the 1999 period, general and administrative costs were $48,000, or 13% lower in the second quarter of 2000. General and administrative expense is reported net of operator fees and reimbursements which were $1.36 million and $1.2 million during the second quarter of 2000 and 1999, respectively. Gross general and administrative expense was $1.69 million during the second quarter of 2000 and $1.88 million during the second quarter of 1999.

         Interest Expense. Interest expense for the quarter ended June 30, 2000 decreased $2.5 million from the previous year second quarter. The decrease resulted from a decrease in the average amount of borrowings outstanding during the quarter due to the financial restructuring performed in September 1999. Interest incurred on borrowings during the second quarter of 2000 and 1999 were recorded at effective interest rates of 9.9% and 10.6%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the second quarter of 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During the second quarter 1999, the Company reported operating income of $525,000 at its Woods Cross Refinery. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of 1999, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell the refinery on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. Shut-down and disposal accruals made during 1999 were sufficient such that no additional charges were required during the second quarter of 2000.

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

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million in September 1999 and is being accreted to face value ($80.7 million) over the minimum mandatory redemption period which starts on October 1, 2001 and ends on October 1, 2003.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million in September 1999 and is being accreted to face value ($12.2 million) over the period until the minimum mandatory redemption date of October 1, 2003.

Six Month Periods Ended June 30, 2000 and 1999:

         Oil and Gas Sales. Crude oil and natural gas sales for the six months ended June 30, 2000 increased $4.67 million, or 59.5% from the previous year. Prior to considering hedging losses of $2.3 million in 2000 and $812,000 in 1999, the Company's oil and gas revenues increased 67% between six month periods. As shown in the table below, the variance was caused by higher average crude oil and natural gas prices offset by sales volume declines. Due to financial concerns, the Company suspended its drilling program in October 1998 and did not resume drilling until October 1999. This temporary suspension of the drilling program caused the Company's gross crude oil production to decline from 5,000 barrels per day during the first quarter of 1999 to less than 4,000 barrels per day during the fourth quarter of 1999. The Company averaged 4,120 barrels of gross crude oil production per day during the first six months of year 2000.. Crude oil sales as a percentage of total oil and gas sales were 86% and 75% during the initial six months of 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $2.3 million and $812,000 during the first six months of 2000 and 1999, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                            Six Months Ended June 30, 2000                     Six Months Ended June 30, 1999
                        --------------------------------------             --------------------------------------
                          Net Volume      Average      Sales                 Net Volume      Average      Sales
                        (Bbls or Mcfs)     Price    (in 000's)             (Bbls or Mcfs)     Price    (in 000's)
                        --------------    -------   ----------             --------------    -------   ----------
Crude Oil Sales              522,993      $25.20     $ 13,180                   644,163       $10.75     $ 6,925
Natural Gas Sales          1,118,189      $ 1.99        2,224                 1,604,037       $ 1.44       2,302
Hedging Loss                                           (2,319)                                              (812)
                                                     ========                                            =======
   Total                                             $ 13,085                                            $ 8,415
                                                     ========                                            =======

         Lease Operating Expenses. Lease operating expense for the initial six months of year 2000 decreased $47,000, or 1.4% from the previous year period. Lease operating expense per BOE increased from $3.69 per BOE sold in the first half of 1999 to $4.67 in 2000. The increase on a BOE basis is due to the lower volume produced in year 2000. The Company expects that continued development drilling will cause an improvement to its 2000 operating expense rate per BOE sold by increasing sales volumes and allowing for more efficient operations and a wider allocation of fixed operating costs.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during initial six months of 2000 and 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the six-month period ended June 30, 2000 decreased 35%, or $1.98 million, from the comparable previous year period. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. Proved reserves during the first quarter of 1999 were significantly lower due to low oil prices, which caused proved undeveloped reserves to be uneconomic. The Company's depletion rate was $4.86 per BOE sold during the initial six months of 2000 compared to an average of $5.91 per BOE sold during the same period in 1999.

         General and Administrative, Net. General and administrative expense for the six months ended June 30, 2000 decreased $309,000 from the comparable previous year period. After removal of one-time costs related to an unsuccessful combination in the 1999 period, net general and administrative costs were unchanged. General and administrative expense is reported net of operator fees and reimbursements which were $2.71 million and $2.34 million during the initial six months of 2000 and 1999, respectively. Gross general and administrative expense was $3.41 million during the first half of 2000 and $3.34 million during the first half of 1999.

         Interest Expense. Interest expense for the six-month period ended June 30, 2000 decreased $4.98 million from the comparable prior year period. The decrease resulted from a decrease in the average amount of borrowings outstanding during the period due to the financial restructuring performed in September 1999. Borrowings during the first half of 2000 and 1999 were recorded at an effective interest rate of 9.85% and 10.6%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first half of 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During the first six months of 1999, the Company reported operating income of $222,000 at its Woods Cross Refinery. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of 1999, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell the refinery on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. Shut-down and disposal accruals made during 1999 were sufficient such that no additional charges were required during the first six months of 2000.

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

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million in September 1999 and is being accreted to face value ($80.7 million) over the minimum mandatory redemption period which starts on October 1, 2001 and ends on October 1, 2003.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million in September 1999 and is being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of October 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

ING Credit Agreement

Effective September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation, U.S. Bank National Association and Meespierson Capital Corporation (the "Senior Lenders") pursuant to which the Senior Lenders agreed to a borrowing base of $83.5 million. The outstanding principal balance at June 30, 2000 was $82.5 million. All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time after October 1, 2000. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At June 30, 2000, all amounts were borrowed under the LIBOR option at an effective interest rate of 9.62% through August 31, 2000. The Company paid a facility fee of $150,000 and an additional fee of $208,000 to the Senior Lenders at closing. The Company must also pay a facility fee equal to 0.50% of the borrowing base on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base on October 1, 2000 if ING (U.S.) Capital Corporation continues to be a member of the Senior Lenders at September 30, 2000. The ING Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

Cash Flow and Capital Projects

As a result of the financial restructuring performed on September 21, 1999, the Company greatly improved its financial flexibility. The exchange of subordinated debt for equity securities decreased the Company's debt service requirements thereby increasing discretionary cash flow available for capital projects. The restructuring of the ING Credit Agreement's principal repayment terms beyond calendar year 2000 allows the Company to reinvest its operating cash flow for further development of the Field. As of July 31, 2000, the Company had $1.0 million of borrowing base availability under the ING Credit Agreement.

The Company reinitiated its drilling program in October 1999 based on liquidity generated from the financial restructuring. The Company drilled eight wells in 1999, 22 wells during the first six months of year 2000 and has plans to drill an additional 20 wells in 2000. The Company also continued its efforts to pressurize the Field by converting 22 wells to water injection in 1999, 21 wells during the first six months of year 2000 and has plans to convert an additional 20 wells to water injection in 2000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

During the first six months of 2000, the Company borrowed $3.6 million under the ING Credit Agreement and generated $8.7 million of EBITDA (earnings before interest, taxes, depreciation and amortization) which it used to continue its development of the Field ($6.7 million), service interest on borrowings ($4.0 million) and reduce outstanding accounts payable ($1.6 million). The Company's capital budget for development of the Field in year 2000 is $13.0 million. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations and borrowing base availability will be sufficient to implement its development plans and service its debt for the next year.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the SEC.

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

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the ING Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the ING Agreement are due and payable October 1, 2001. As of June 30, 2000, the ING Credit Agreement had a principal balance of $82.5 million at an average floating interest rate of 9.62% per annum, which rate has been locked in through August 31, 2000. Assuming no hedge, and assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                   Increase in Interest Expense Without Hedge
                                 ----------------------------------------------
                                 July 1, 2000 through   January 1, 2001 through
                                  December 31, 2000         October 1, 2001
                                 --------------------   -----------------------
1% increase in Interest Rates         $ 275,000                $   619,000
2% increase in Interest Rates         $ 550,000                $ 1,238,000

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

The Company has entered into various contracts in the form of collars to hedge crude oil production during calendar years 2000 and 2001. The Company recorded a loss of $2.3 million during the first six months of 2000 under these contracts. The potential future losses on these contracts for the period July 1, 2000 through December 31, 2000 and all of year 2001 based on a hypothetical average market price of equivalent product for these periods are as follows:

                               Average NYMEX Per Barrel Market Price for the Contract Period
                       -----------------------------------------------------------------------------
                         $20.00     $22.00        $24.00        $26.00        $28.00        $30.00
                       ---------  ---------     ----------    ----------    ----------    ----------
All Contracts - 2000    $33,000    $380,000     $1,060,000    $1,780,000    $2,500,000    $3,2200,00
All Contracts - 2001    $   -0-    $126,000     $1,220,000    $2,390,000    $3,560,000    $4,730,000

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

                                    --------

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

27.1              Financial Data Schedule.*
----------------
*      Filed herewith.

(b)  Reports on Form 8-K:

         None.

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INLAND RESOURCES INC.
                                       --------------------------------
                                       (Registrant)

Date:  August 1, 2000                  By:  /s/  Bill I. Pennington
      ----------------                    -----------------------------
                                            Bill I. Pennington
                                            Chief Executive Officer
                                            Chief Financial Officer

Date:  August 1, 2000                  By:  /s/  Michael J. Stevens
      ---------------                     -----------------------------
                                            Michael J. Stevens
                                            Vice President, Secretary and
                                            Treasurer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

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

27.1              Financial Data Schedule.*
----------------
*      Filed herewith.