Form 10-Q
period 2000-09-30
INLAND RESOURCES INC
filed 2000-11-02
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission file number 0-16487


                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               Washington                                 91-1307042
--------------------------------------------              ----------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                80202
--------------------------------------------                -----
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's Telephone Number, Including Area Code:               (303) 893-0102


(Former name, address and fiscal year, if changed, since last report)
                                                                      ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [X]   No [ ]


Number of shares of common stock, par value $.001 per share, outstanding as of November 1, 2000: 2,897,732

                          PART 1. FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (In thousands)

                                                                             September 30,   December 31,
                                                                                 2000           1999
                                                                             -------------   ------------
                                  ASSETS                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $   1,073      $   1,018
   Accounts receivable and accrued sales                                           4,715          2,166
   Inventory                                                                       1,006          1,287
   Other current assets                                                              104             50
   Net current assets of discontinued operations                                     223          2,140
                                                                               ---------      ---------
            Total current assets                                                   7,121          6,661
                                                                               ---------      ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                            180,398        170,217
   Accumulated depletion                                                         (33,104)       (27,805)
                                                                               ---------      ---------
                                                                                 147,294        142,412
   Other property and equipment, net                                               2,024          2,437
   Other long-term assets                                                          1,377          1,892
                                                                               ---------      ---------
            Total assets                                                       $ 157,816      $ 153,402
                                                                               =========      =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                            $   1,985      $   3,422
   Accrued expenses                                                                2,059          1,759
                                                                               ---------      ---------
            Total current liabilities                                              4,044          5,181
                                                                               ---------      ---------

Long-term debt                                                                    83,500         79,082

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding,
         liquidation preference of $80.7 million                                  66,698         61,973
   Accrued preferred series D dividends                                            9,561          2,262
   Series E stock, 121,973 shares issued and outstanding,
         liquidation preference of $12.2 million                                   8,895          8,220
   Accrued preferred series E dividends                                            1,479            350

Stockholders' deficit:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized,
         Series D and Series E outstanding
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 shares issued and outstanding                                       3              3
   Additional paid-in capital                                                     55,767         69,595
   Accumulated deficit                                                           (72,131)       (73,264)
                                                                               ---------      ---------
            Total stockholders' equity                                           (16,361)        (3,666)
                                                                               ---------      ---------
            Total liabilities and stockholders' equity                         $ 157,816      $ 153,402
                                                                               =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                            Three months ended                Nine months ended
                                                               September 30,                    September 30,
                                                       ----------------------------      ----------------------------
                                                           2000             1999             2000             1999
                                                       -----------      -----------      -----------      -----------
Revenues:
   Oil and gas sales                                   $     7,444      $     4,359      $    20,529      $    12,774

Operating expenses:
   Lease operating expenses                                  1,836            1,863            5,149            5,223
   Production taxes                                            135              211              473              411
   Exploration                                                  62               67              121              131
   Depletion, depreciation and amortization                  2,010            2,275            5,749            7,990
   General and administrative, net                             763            1,621            1,462            2,629
                                                       -----------      -----------      -----------      -----------
             Total operating expenses                        4,806            6,037           12,954           16,384
                                                       -----------      -----------      -----------      -----------

Operating income (loss)                                      2,638           (1,678)           7,575           (3,610)
Interest expense                                            (2,213)          (5,137)          (6,231)         (14,133)
Interest and other income                                       34                8               39               36
                                                       -----------      -----------      -----------      -----------
Net income (loss) from continuing operations                   459           (6,807)           1,383          (17,707)
Discontinued operations                                       (250)            (122)            (250)             100
                                                       -----------      -----------      -----------      -----------
Net income (loss) before extraordinary loss                    209           (6,929)           1,133          (17,607)
Extraordinary loss on early extinguishment of debt                             (556)                             (556)
                                                       -----------      -----------      -----------      -----------
Net income (loss)                                              209           (7,485)           1,133          (18,163)

Accrued preferred Series C stock dividends                                     (153)                             (663)
Accrued preferred Series D stock dividends                  (2,433)                           (7,299)
Accrued preferred Series E stock dividends                    (376)                           (1,129)
Accretion of preferred Series D stock discount              (1,575)                           (4,725)
Accretion of preferred Series E stock discount                (225)                             (675)
                                                       -----------      -----------      -----------      -----------
Net loss available to common stockholders              $    (4,400)     $    (7,638)     $   (12,695)     $   (18,826)
                                                       ===========      ===========      ===========      ===========

Basic and diluted net loss per share:
   Continuing operations                               $     (1.43)     $     (6.48)     $     (4.29)     $    (19.80)
   Discontinued operations                                   (0.09)           (0.11)           (0.09)            0.11
   Extraordinary loss                                                         (0.52)                            (0.60)
                                                       -----------      -----------      -----------      -----------
         Total                                         $     (1.52)     $     (7.11)     $     (4.38)     $    (20.29)
                                                       ===========      ===========      ===========      ===========
Weighted average common shares outstanding               2,897,732        1,075,200        2,897,732          927,900
                                                       ===========      ===========      ===========      ===========

Dividends per common share                                NONE             NONE             NONE             NONE
                                                       ===========      ===========      ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)
                                   (Unaudited)


                                                                     2000          1999
                                                                   --------      --------
Cash flows from operating activities:
   Net income (loss)                                               $  1,133      $(18,163)
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Depletion, depreciation and amortization                    5,749         7,990
          Amortization of debt issue costs and debt discount            360           630
          Loss on sale of assets                                         51
          Noncash interest consideration                                            8,822
          Loss on early extinguishment of debt                                        556
          Effect of changes in current assets and liabilities:
             Accounts receivable                                     (2,549)        1,348
             Inventory                                                  281           219
             Other assets                                               101           (23)
             Accounts payable and accrued expenses                   (1,137)       (6,696)
                                                                   --------      --------
Net cash provided (used) by operating activities                      3,989        (5,317)
                                                                   --------      --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                 (10,436)         (569)
                                                                   --------      --------
Net cash used by investing activities                               (10,436)         (569)
                                                                   --------      --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                           4,585         6,250
   Payments of long-term debt                                                         (32)
   Debt issuance costs                                                               (494)
   Restructuring costs related to Series D and Series E                              (500)
                                                                   --------      --------
Net cash provided by financing activities                             4,585         5,224
                                                                   --------      --------

Net cash and cash equivalents used by continuing operations          (1,862)         (662)
Net cash and cash equivalents from discontinued operations            1,917          (546)
Cash and cash equivalents at beginning of period                      1,018         1,627
                                                                   --------      --------

Cash and cash equivalents at end of period                         $  1,073      $    419
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

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   ACCOUNTING PRONOUNCEMENT:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. The adoption of SFAS No. 133 was deferred to all fiscal quarters of all fiscal years beginning after June 15, 2000, by SFAS No. 137 "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and was modified by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 and plans to adopt the statement on January 1, 2001.

     The Company adopted FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" on July 1, 2000. As a result, the Company is required to account for certain stock options as variable option grants, based on the Company's market price on July 1, 2000 ($5.25 per share). These options are marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000, but only to the extent there are increases in the Company's stock price above the market price of the stock on July 1, 2000. No adjustments were made to net income during the third quarter of year 2000 since the closing market price of the Company's common stock was lower than the base market price of July 1, 2000.

4.   DISCONTINUED OPERATIONS:

     Pursuant to a decision by the Company's board of directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc. ("Refining"), a wholly owned subsidiary, was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). Refining owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross Refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to a wholly owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle.

     Due to this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. The Company recorded an additional loss of $250,000 during the third quarter of 2000 to reflect adjustments to the refinery shut-down accruals. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $0 and $51.4 million during the nine-month periods ended September 30, 2000 and 1999; and $0 and $18.8 million during the three-month periods ended September 30, 2000 and 1999, respectively. The net current assets of discontinued operations of $223,000 at September 30, 2000 consist primarily of a note receivable collected in full in October 2000.

5.   ING CREDIT AGREEMENT:

     Effective September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation ("ING"), U.S. Bank National Association and Fortis Capital Corp. (the "Senior Lenders"). At September 30, 2000, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time at any point after October 1, 2000. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The Senior Lenders are in process of performing the October 1, 2000 redetermination. Although there can be no assurance, the Company does not expect the Senior Lenders to determine a borrowing base lower than the current borrowing base of $83.5 million.

     Under the terms of the ING Credit Agreement, the Company must pay a facility fee equal to 0.50% of the borrowing base ($417,500) on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base ($835,000) on November 15, 2000 if ING continues to be a member of the Senior Lenders on November 15, 2000. Although there can be no assurance, the Company expects to replace ING as a Senior Lender before November 15, 2000.

     All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. In addition, the Company's Series D Preferred Stock must be redeemed equally over three years beginning upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility, which by its terms is October 1, 2001. The Company does not expect to generate sufficient cash from operations before October 1, 2001 to satisfy these commitments. As a result, the Company is developing a plan to address this issue which may include (1) renegotiating its existing ING Credit Agreement to provide for repayment terms beyond October 1, 2001 (2) entering into a new senior credit facility with repayment terms beyond October 1, 2001 (3) issuing subordinated debt of the Company (4) selling equity of the Company (5) selling assets of the Company. Although management cannot give assurance, they believe the Company will be successful in obtaining modifications to existing agreements or raising the necessary capital from other sources in the time frames required.

6.   TERMINATION OF FLYING J LETTER OF INTENT:

     On October 10, 2000 the Company announced it had discontinued asset purchase negotiations with Flying J Inc. The Company had entered into a letter of intent with Flying J in May 2000 to purchase Flying J's North Salt Lake refinery, nine gasoline stations and their Uinta Basin oil and gas assets.

7.   RECLASSIFICATIONS:

     Certain amounts in prior years have been reclassified to conform to the year 2000 presentation.

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

Three Month Periods Ended September 30, 2000 and 1999:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended September 30, 2000 increased $3.1 million, or 71% from the previous year. As shown in the table below, the variance was caused primarily by higher average crude oil and natural gas prices. The Company operates and is in control of over 99% of its oil and gas production. The Company's gross operated crude oil sales were 4,260 barrels per day during the third quarter of year 2000. Crude oil sales as a percentage of total oil and gas sales were 83% and 80% in the third quarters of 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.9 million and $1.7 million during the third quarters of 2000 and 1999, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                     Three Months Ended September 30, 2000       Three Months Ended September 30, 1999
                    ---------------------------------------     ---------------------------------------
                      Net Volume     Average        Sales         Net Volume      Average      Sales
                    (Bbls or Mcfs)    Price      (in 000's)     (Bbls or Mcfs)     Price     (in 000's)
                    --------------   -------     ----------     --------------    -------    ----------
Crude Oil Sales         277,039      $27.99       $ 7,753          280,428        $17.22      $ 4,828
Natural Gas Sales       631,261      $ 2.51         1,585          717,827        $ 1.72        1,238
Hedging Loss                                       (1,894)                                     (1,707)
                                                  -------                                     -------
   Total                                          $ 7,444                                     $ 4,359
                                                  =======                                     =======

         Lease Operating Expenses. Lease operating expense for the quarter ended September 30, 2000 decreased $27,000, or 1% from the previous year third quarter. Lease operating expense per BOE increased from $4.65 per BOE sold in the third quarter of 1999 to $4.80 in 2000. The increase on a BOE basis is due to the lower volume produced in year 2000. The Company expects that continued development drilling would cause an improvement to its 2000 operating expense rate per BOE sold by increasing sales volumes and allowing for more efficient operations and a wider allocation of fixed operating costs.

         Production Taxes. Production taxes as a percentage of sales were recorded at 1.4% during the third quarter of 2000 and 3.5% during the third quarter of 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended September 30, 2000 decreased 12%, or $265,000, from the previous year third quarter. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $4.86 per BOE sold during the third quarter of 2000 compared to $5.15 per BOE sold during the third quarter of 1999.

         General and Administrative, Net. General and administrative expense for the quarter ended September 30, 2000 decreased $858,000 from the previous year third quarter. After removal of $1.2 million of restructuring costs in the 1999 period and $430,000 of costs related to an unsuccessful combination and employee severance costs in the 2000 period, general and administrative costs were $90,000, or 21% lower in the third quarter of 2000. General and administrative expense is reported net of operator fees and reimbursements which were $1.4 million and $1.2 million during the third quarter of 2000 and 1999, respectively. Gross general and administrative expense was $2.2 million during the third quarter of 2000 and $2.8 million during the third quarter of 1999.

         Interest Expense. Interest expense for the quarter ended September 30, 2000 decreased $2.9 million from the previous year third quarter. The decrease resulted from a decrease in the average amount of borrowings outstanding due to the financial restructuring performed in September 1999. Interest incurred on borrowings during the third quarters of 2000 and 1999 were recorded at effective interest rates of 10.0% and 10.6%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the third quarter of 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During the third quarter 1999, the Company reported an operating loss of $122,000 at its Woods Cross Refinery. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of 1999, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell Refining on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. The Company recorded an additional loss of $250,000 during the third quarter of 2000 to reflect adjustments to the refinery shut-down accruals.

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

Nine Month Periods Ended September 30, 2000 and 1999:

         Oil and Gas Sales. Crude oil and natural gas sales for the nine months ended September 30, 2000 increased $7.76 million, or 61% from the previous year. Prior to considering hedging losses of $4.2 million in 2000 and $2.5 million in 1999, the Company's oil and gas revenues increased 62% between nine month periods. As shown in the table below, the variance was caused by higher average crude oil and natural gas prices offset by sales volume declines. The Company operates and is control of over 99% of its oil and gas production. Due to financial concerns, the Company suspended its drilling program in October 1998 and did not resume drilling until October 1999. This temporary suspension of the drilling program caused the Company's gross crude oil sales to decline from 5,000 barrels per day during the first quarter of 1999 to 3,600 barrels per day during the fourth quarter of 1999. Since resumption of drilling in October 1999, the Company has grown its gross crude oil sales back to 4,500 barrels per day. Crude oil sales as a percentage of total oil and gas sales were 85% and 77% during the initial nine months of 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $4.2 million and $2.5 million during the first nine months of 2000 and 1999, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                         Nine Months Ended September 30, 2000               Nine Months Ended September 30, 1999
                        ---------------------------------------           ---------------------------------------
                          Net Volume      Average       Sales               Net Volume       Average      Sales
                        (Bbls or Mcfs)     Price     (in 000's)           (Bbls or Mcfs)      Price     (in 000's)
                        --------------    -------    ----------           --------------     -------    ----------
Crude Oil Sales             800,032       $26.17      $ 20,934                 924,591       $12.71     $ 11,754
Natural Gas Sales         1,749,450       $ 2.18         3,808               2,321,864       $ 1.52        3,540
Hedging Loss                                            (4,213)                                           (2,520)
                                                      --------                                          --------
   Total                                              $ 20,529                                          $ 12,774
                                                      ========                                          ========

         Lease Operating Expenses. Lease operating expense for the initial nine months of year 2000 decreased $74,000, or 1.4% from the previous year period. Lease operating expense per BOE increased from $3.98 per BOE sold during the first nine months of 1999 to $4.72 in 2000. The increase on a BOE basis is due to the lower volume produced in year 2000. The Company expects that continued development drilling will cause an improvement to its 2000 operating expense rate per BOE sold by increasing sales volumes and allowing for more efficient operations and a wider allocation of fixed operating costs.

         Production Taxes. Production taxes as a percentage of sales were recorded at 1.9% during the initial nine months of 2000 and 2.7% during the same period in 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the nine-month period ended September 30, 2000 decreased 28%, or $2.24 million, from the comparable previous year period. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $4.86 per BOE sold during the initial nine months of 2000 compared to an average of $5.71 per BOE sold during the same period in 1999.

         General and Administrative, Net. General and administrative expense for the nine months ended September 30, 2000 decreased $1.17 million from the comparable previous year period. After removal of costs related to unsuccessful combinations in the 1999 and 2000 periods and restructuring costs in the 1999 period, comparable net general and administrative costs were lower by $70,000 or 6.3%. General and administrative expense is reported net of operator fees and reimbursements which were $4.12 million and $3.53 million during the initial nine months of 2000 and 1999, respectively. Gross general and administrative expense was $5.58 million during the first nine months of 2000 and $6.16 million during the same period in 1999.

         Interest Expense. Interest expense for the nine month period ended September 30, 2000 decreased $7.9 million from the comparable prior year period. The decrease resulted from a decrease in the average amount of borrowings outstanding during the period due to the financial restructuring performed in September 1999. Interest incurred on borrowings during the first nine months of 2000 and 1999 were recorded at effective interest rates of 10.0% and 10.6%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first nine months of 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Discontinued Operations. During the first nine months of 1999, the Company reported operating income of $100,000 at its Woods Cross Refinery. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of 1999, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell Refining on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. The Company recorded an additional loss of $250,000 during the third quarter of 2000 to reflect adjustments to the refinery shut-down accruals.

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

LIQUIDITY AND CAPITAL RESOURCES

ING Credit Agreement

Effective September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "ING Credit Agreement") with ING (U.S.) Capital Corporation ("ING"), U.S. Bank National Association and Fortis Capital Corp. (the "Senior Lenders"). At September 30, 2000, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on October 1, 2000 and April 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time at any point after October 1, 2000. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The Senior Lenders are in process of performing the October 1, 2000 redetermination. Although there can be no assurance, the Company does not expect the Senior Lenders to determine a borrowing base lower than the current borrowing base of $83.5 million.

Under the terms of the ING Credit Agreement, the Company must pay a facility fee equal to 0.50% of the borrowing base ($417,500) on April 1, 2001 and again on September 30, 2001. The Senior Lenders will also receive a fee equal to 1% of the borrowing base ($835,000) on November 15, 2000 if ING continues to be a member of the Senior Lenders on November 15, 2000. Although there can be no assurance, the Company expects to replace ING as a Senior Lender before November 15, 2000.

All borrowings under the ING Credit Agreement are due on October 1, 2001, or potentially earlier if the borrowing base is determined to be insufficient. In addition, the Company's Series D Preferred Stock must be redeemed equally over three years beginning upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility, which by its terms is October 1, 2001. The Company does not expect to generate sufficient cash from operations before October 1, 2001 to satisfy these commitments. As a result, the Company is developing a plan to address this issue which may include (1) renegotiating its existing ING Credit Agreement to provide for repayment terms beyond October 1, 2001 (2) entering into a new senior credit facility with repayment terms beyond October 1, 2001 (3) issuing subordinated debt of the Company (4) selling equity of the Company (5) selling assets of the Company. Although management cannot give assurance, they believe the Company will be successful in obtaining modifications to existing agreements or raising the necessary capital from other sources in the time frames required.

Interest accrues under the ING Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. At September 30, 2000, all amounts were borrowed under the LIBOR option at an effective interest rate of 9.63% through November 30, 2000. The Company must pay a facility fee equal to 0.50% of the borrowing base ($417,500) on April 1, 2001 and again on September 30, 2001. The ING Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The ING Credit Agreement is secured by a first lien on substantially all assets of the Company.

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

The Company reinitiated its drilling program in October 1999 based on liquidity generated from the financial restructuring. The Company drilled eight wells in 1999, 32 wells during the first nine months of year 2000 and has plans to drill an additional 13 wells in 2000. The Company also continued its efforts to pressurize the Field by converting 22 wells to water injection in 1999, 24 wells during the first nine months of year 2000 and has plans to convert an additional 17 wells to water injection in 2000. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

During the first nine months of 2000, the Company borrowed $4.6 million under the ING Credit Agreement and generated $13.3 million of EBITDA (earnings before interest, taxes, depreciation and amortization) which it used to continue its development of the Field ($10.4 million), service interest on borrowings ($6.2 million) and reduce outstanding accounts payable ($1.4 million). The Company's capital budget for development of the Field in year 2000 is $13.0 million net to the Company. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, the Company's capital budget and future capital requirements, credit facilities, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the SEC.

                              INLAND RESOURCES INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                   ----------


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk:

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the ING Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the ING Agreement are due and payable October 1, 2001. As of September 30, 2000, the ING Credit Agreement had a principal balance of $83.5 million at an average floating interest rate of 9.63% per annum, which rate has been locked in through November 30, 2000. Assuming the principal is paid according to the terms of the loan, increased interest rates could result in increased interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                           Increase in Interest Expense
                                  -------------------------------------------------
                                  October 1, 2000 through   January 1, 2001 through
                                     December 31, 2000          October 1, 2001
                                  -----------------------   -----------------------
1% increase in Interest Rates            $ 70,000                 $  625,000
2% increase in Interest Rates            $140,000                 $1,250,000

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

The Company has entered into various contracts in the form of collars to hedge crude oil production during calendar years 2000 and 2001. The Company recorded a loss of $4.2 million during the first nine months of 2000 under these contracts. The potential future losses on these contracts for the period October 1, 2000 through December 31, 2000 and all of year 2001 based on a hypothetical average market price of equivalent product for these periods are as follows:


                                     Average NYMEX Per Barrel Market Price for the Contract Period
                    ------------------------------------------------------------------------------------------------
All Remaining
 Contracts          $     22.00      $     24.00      $     26.00      $     28.00      $     30.00      $     32.00
Year 2000           $        -0-     $  (320,000)     $  (680,000)     $(1,040,000)     $(1,400,000)     $(1,760,000)
Year 2001           $  (126,000)     $(1,220,000)     $(2,390,000)     $(3,560,000)     $(4,730,000)     $(5,900,000)

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

                                   ----------

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


----------

*                 Filed herewith.


(b)      Reports on Form 8-K:

                  None.

                              INLAND RESOURCES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INLAND RESOURCES INC.
                                     ---------------------
                                     (Registrant)


Date: November 1, 2000              By:  /s/ Bill I. Pennington
      ----------------                   ---------------------------------------
                                         Bill I. Pennington
                                         Chief Executive Officer
                                         Chief Financial Officer

Date: November 1, 2000              By:  /s/ Michael J. Stevens
      ----------------                   ---------------------------------------
                                         Michael J. Stevens
                                         Vice President, Secretary and Treasurer
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
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


----------

*                 Filed herewith.