Form 10-K405
period 2000-12-31
INLAND RESOURCES INC
filed 2001-04-02
CIK 717754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period             to
                                           -----------    -----------

                         Commission File Number 0-16487

                                    --------

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

                                    --------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 15, 2001, the registrant had outstanding 2,897,732 shares of par value $.001 common stock. The aggregate value on such date of the common stock of the Registrant held by non-affiliates was an estimated $550,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I
Items 1. &  2.    Business and Properties........................................................................2
Item 3.           Legal Proceedings.............................................................................11
Item 4.           Submission of Matters to a Vote of Security Holders...........................................11

PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters..........................12
Item 6.           Selected Financial Data.......................................................................12
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........14
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks...................................20
Item 8.           Financial Statements and Supplementary Data...................................................21
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........21

PART III
Item 10.          Directors and Executive Officers of the Registrant............................................22
Item 11.          Executive Compensation........................................................................23
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................26
Item 13.          Certain Relationships and Related Transactions................................................28

PART V
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................30

                                     PART I

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references to "Inland" shall mean Inland Resources Inc., a Washington corporation, and references to the "Company" or its operations shall mean Inland and its consolidated subsidiaries, including Inland Production Company ("IPC"), a Utah corporation, and Inland Working Capital Company ("IWCC"), a Utah corporation. For definitions of certain terms relating to the oil and gas industry used in this section, see Items 1. and 2. "Business and Properties -- Certain Definitions."

         All references to shares of Inland's common stock, par value $.001 per share ("Common Stock"), and share prices in this Form 10-K have been adjusted to give effect to the 1-for-10 reverse stock split effected December 14, 1999.

ITEMS 1. &  2.    BUSINESS AND PROPERTIES

OVERVIEW

         Inland Resources Inc. is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah. Until January 31, 2000, the Company was also engaged in the refining of crude oil and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt through a former subsidiary, Inland Refining, Inc. ("Refining"). Inland conducts its operations through its subsidiaries, IPC and IWCC. In 2000, IPC drilled 44 gross (35.5 net) developmental wells. At December 31, 2000, the Company's estimated net proved reserves totaled 58,191 MBOE, having a pre-tax present value discounted at 10% using constant prices of $447 million.

         The Company intends to pursue a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Field where the Company operates 662 gross (523 net) oil wells, including 201 gross (165 net) injection wells. Inland pioneered the secondary water flood recovery processes used in the Field and currently operates 21 approved secondary recovery projects in the area. Budgeted development expenditures for 2001 in the Field are $17 million net to the Company.

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

         On March 20, 2001, Hampton Investments LLC ("Hampton"), an affiliate of Smith Management LLC, purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the recapitalization. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, Holdings owns 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock at March 20, 2001, and Hampton owns 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock at March 20, 2001. The Company's Articles of Incorporation, as amended (the "Articles"), provide that the Common Stock, Series D Preferred Stock and Series E Preferred Stock shall vote together as a single class and not as a separate voting group or class on all matters presented to the stockholders of the Company, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock vote with the Common Stock on the basis of one vote for each 10 shares of Series D Preferred Stock and Series E Preferred Stock. Pursuant to the Articles, the total number of votes of the combined class of Common Stock, Series D Preferred Stock and Series E Preferred Stock outstanding at March 20, 2001 is 3,985,704 votes, of which 2,828,361 votes (representing approximately 71% of the total) are owned by Holdings, and 304,295 votes (representing approximately 7.6% of the total) are owned by Hampton. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings. Various persons and entities that may be considered related to Hampton own an additional 548,338 shares of Common Stock, so that together with Hampton such persons, entities and Hampton own an aggregate of 840,436 shares of Common Stock and 852,633 votes (representing approximately 21.4% of the total).

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

         General. The Company conducts exploration and production activities primarily through IPC, which owns all of the oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other oil and gas related tangible assets of the Company. IPC serves as the operator of 662 wells, or 97% of the wells in which the Company has an interest. Certain disclosures with respect to production, exploration and transportation activities for Inland's fiscal years 1998, 1999 and 2000 are set forth in pages F-23 and F-24 of this Annual Report.

         Oil and Gas Reserves. The following table sets forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net revenues (by reserve categories) without consideration of indirect costs such as interest, administrative expenses or income taxes. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, an independent reservoir engineer. The review by Ryder Scott Company consisted of properties which comprised approximately 80% of the total present worth of future net revenue discounted at 10% as of December 31, 2000. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company; however, on a well by well basis, differences of greater than 10% may exist. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-23 through F-26 of this Annual Report.

                                                As of December 31, 2000
                                          ----------------------------------
                                           Proved       Proved        Total
                                          Developed   Undeveloped     Proved
                                          ---------   -----------     ------
                                               (dollars in thousands)

Net Proved Reserves
   Oil (MBls)                                 17,531       29,628       47,159
   Gas (MMcf)                                 13,647       52,540       66,187
   MBOE (6Mcf per Bbl)                        19,806       38,385       58,191
Estimated Future Net Revenues(1)          $  344,340   $  794,666   $1,139,006
Present Value of Future Net Revenues(2)   $  179,199   $  267,834   $  447,033

- ---------
  (1) Undiscounted.
  (2) Discounted at 10%.

         Future net revenues from reserves at December 31, 2000 were calculated on the basis of market prices in effect on that date and were approximately $23.78 per barrel of oil and $7.73 per Mcf of gas. The value of the estimated proved gas reserves are net of deductions for shrinkage and natural gas required to power future field operations.

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

         Production, Unit Prices and Costs. The following table sets forth certain information regarding the production volumes of, average sale prices received for, and average production costs for the sales of oil and gas by the Company. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-23 through F-26 of this Annual Report.

                                Year Ended December 31,
                                ------------------------
                                 2000     1999     1998
                                ------   ------   ------
Net Production:
   Oil (MBls) ...............    1,072    1,165    1,501
   Gas (MMcf)(1) ............    2,289    2,901    3,006
       Total (MBOE) .........    1,454    1,649    2,002
Average Sale Price(2):
   Oil (per Bbl) ............   $26.71   $14.38   $ 9.82
   Gas (per Mcf)(3) .........   $ 2.60   $ 1.56   $ 2.00
Average Production Cost:
       ($/BOE)(4) ...........   $ 5.23   $ 4.34   $ 4.18

- ---------
     (1) Excludes lease fuel used for operations.
     (2) Does not reflect the effects of hedging transactions.
     (3) Includes natural gas liquids.
     (4) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.

         Drilling Activities. The following table sets forth the number of oil and gas wells drilled in which the Company had an interest during 2000, 1999 and 1998.


                                2000             1999          1998
                          ---------------    -------------  -----------
                          Gross      Net     Gross    Net   Gross   Net
                          -----     -----    -----   -----  -----  ----
Development wells:
    Oil(1) ............     43(2)   34.5(2)      8    7.5     90     69
    Dry ...............      1         1                       5      4
                          ----      ----      ----   ----   ----   ----
        Total .........     44      35.5         8    7.5     95     73
                          ====      ====      ====   ====   ====   ====


- --------------

     (1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.
     (2) Three of the wells (gross and net) were completed as water injection wells.

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

         Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 2000:

                                  Wells(1)
                --------------------------------------------
                      Gross(2)                 Net(2)
                -------------------      -------------------
                           Water                    Water
Location        Oil(1)    Injection      Oil(1)    Injection
- --------        ------    ---------      ------    ---------
Utah(3)          476         204          360         166

- ---------

     (1) The Company is an operator of 662 gross wells (523 net) and a non-operator with respect to 18 gross (3 net) wells.

     (2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 2000.

     (3) All of the Company's wells are located in the Field.

     Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 2000:

                        Developed Acreage       Undeveloped Acreage(1)
                        -----------------       ----------------------
                         Gross       Net        Gross             Net
       Location          Acres      Acres       Acres            Acres
       --------          -----      -----       -----            -----
Utah(2)                 26,200     21,900       106,300         82,000

- ---------
     (1) Undeveloped acreage includes 58,000 gross (43,300 net) acres held by production at December 31, 2000.
     (2) All of the Company's acreage is located in the Field.

         As of December 31, 2000, the undeveloped acreage not held by production involves 250 leases with remaining terms of up to 10 years. Leases covering approximately 1,860 net acres have expiration dates in 2001. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue paying delay rentals and minimum royalties necessary to maintain these leases (an expense of approximately $76,000 net to the Company in 2000). To the extent that wells cannot be drilled in time to hold a lease which the Company desires to retain, the Company may negotiate a farm-out arrangement of such lease retaining an override or back-end interest.

         Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Field through water flooding. Water flooding involves the pumping of large volumes of water into an oil producing reservoir to increase or maintain reservoir pressures, resulting in greater crude oil production. Inland currently operates 21 approved water flood units or areas. At December 31, 2000, the Company had 201 wells injecting an aggregate of 12,000 BWPD. During 2000, the Company installed 20 miles of water pipelines to handle low pressure water delivery and high pressure water injection. The Company also converted 41 gross (33 net) oil wells into injection wells. At December 31, 2000, the Company owned and operated 140 miles of water pipelines and seven water injection plants with an injection capacity of 20,000 BWPD. Inland has experienced stabilized or increasing production in many wells offsetting its water injection operations. Inland intends to continue aggressively developing secondary recovery water flood operations by extending infrastructure and initiating injection in 50 wells in the Field during 2001.

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

         Gas Gathering And Transportation Systems. The Company currently produces approximately 11 MMcf of natural gas per day and sells approximately 7 MMcf of natural gas per day. The difference between the volume of natural gas produced and sold is the amount of natural gas that the Company uses as lease fuel for operations. The Company collects and markets approximately 90% of its operated gas production using its gas gathering, transportation and compression system. The system consists of approximately 325 miles of pipelines and 2 compression facilities using 5 compressors and 2 dehydration units with a throughput capacity of 22.5 MMcf per day.

         Delivery Commitments. The Company has no material delivery commitments under contracts.

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

         The crude oil produced from the Field is called Black Wax. The Black Wax produced from the Field is primarily transported by truck and refined in Salt Lake City at one of four large refineries operated by Flying J, BP, Chevron and Phillips. Transportation of large quantities of Black Wax by pipeline is not currently feasible, and transportation by truck or rail to refineries in California or Colorado is not economical. Black Wax is a valuable commodity since it is low in sulfur content and can be distilled and cracked into high margin petroleum products such as gasoline, diesel and jet fuel; however, it does not blend well with other crude oil feedstocks in the refining process. Since Black Wax has limited compatibility in blending, the demand for Black Wax tends to become inelastic as the supply of Black Wax reaches the cracking and blending capacity of the Salt Lake City refineries. The Company estimates the existing refining capacity for Black Wax in Salt Lake City to be higher than local production. The Company is aware of refinery modifications in the Salt Lake City market that should further increase the demand for Black Wax in the next two years.

         The Company has various contracts to sell its Black Wax crude oil to the Salt Lake City refiners. The pricing mechanism under each contract is directly related to the average monthly settlement prices of certain futures contracts quoted on the New York Mercantile Exchange index ("NYMEX). The negative basis differential between NYMEX and the Company's wellhead price averaged $3.56 during year 2000 and the fourth quarter of 1999. The Company expects the basis differential to approximate $3.60 through August 2002. Subsequent to August 2002 and through December 2005, the Company has a contract with one of the refiners to sell up to 7,000 barrels of oil per day at NYMEX less $3.00. The NYMEX price ranged from $25.54 to $34.26 during 2000 and was $28.40 for December 2000. The NYMEX price ranged from $12.02 to $26.09 during 1999.

         Prior to the fourth quarter of 1999, the Company sold Black Wax at the average monthly posted field price less a deduction of approximately $1.00 per barrel for oil quality adjustments. The posted field price ranged from $7.75 to $23.75 during 1999. During 2000 and 1999, the Company sold 59% and 29%, respectively, of its oil production to BP. During 2000, the Company sold 41% of its oil production to Chevron. During 1999, the Company sold 63% of its crude oil production to Refining.

         The Company markets substantially all of its operated gas production. The Company currently has contracts to sell 3,400 Mcf per day through October 2001 at $4.70 per Mcf. Natural gas marketed by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $2.52 to $7.18 per Mcf during 2000 and from $1.67 to $3.30 per Mcf during 1999, and was $7.18 per Mcf for December 2000. All spot market sales during 2000 and 1999 were made to Wasatch Energy Corporation ("Wasatch"). Inland believes that the loss of Wasatch as a purchaser of its gas production would not have a material adverse effect on its results of operations due to the availability of other natural gas purchasers in the area.

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

         Environmental Regulation. The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2001.

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

         The following environmental laws and regulatory programs appeared to be the most significant to the Company's operations in 2000, and are expected to continue to be significant in 2001:

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

         On February 16, 1999, the United States Fish and Wildlife Service ("USFWS") issued a Proposed Rule to list the mountain plover, a small ground-nesting bird, as "threatened" under the Federal Endangered Species Act. The Field contains the only known breeding population of mountain plover in Utah. The USFWS had not issued a Final Rule to list the mountain plover as of December 31, 2000, however, the USFWS and BLM are likely to implement additional restrictive surface stipulations in the Field once a Final Rule to list the mountain plover as threatened is issued. Based on preliminary discussions with the USFWS and BLM, the Company believes it will be able to comply with any additional surface stipulations without causing a material impact on its future drilling plans in the Field.

         Clean Water and Oil Pollution Regulatory Programs. The federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). The Company's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company's production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2000, the Company had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

         Clean Air Regulatory Programs. The Company's operations are subject to the federal Clean Air Act ("CAA"), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. As of December 31, 2000, the Company had taken all steps necessary to be in substantial compliance with this CAA and its implementing regulations.

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

DISCONTINUED REFINING OPERATIONS

         General. As noted above under "Recent Developments -- Sale of Refinery Operations," Inland sold its refinery operations effective as of January 31, 2000 by selling all of its stock in Refining to Silver Eagle. The Company's refining operations were conducted through its wholly-owned subsidiary, Refining, at the Woods Cross Refinery, a hydroskimming plant with an overall crude capacity of approximately 10,000 BPD.

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

         Environmental Regulations Associated with Discontinued Refining Operations. As of December 31, 2000, the Company was not aware of any remaining liabilities associated with any of its previously held refining properties. There remains, however, the possibility that federal, state, or local governmental agencies, or private parties, could attempt to join the Company in clean-up efforts associated with previously held refining properties should they be required.

EMPLOYEES

         At March 15, 2001, the Company had 96 employees, consisting of four executive officers, 17 technical, clerical and administrative employees and 75 field operations staff involved in the Company's oil and gas operations in Utah.

OTHER PROPERTY

         The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 16,500 square feet pursuant to a lease which expires in December 2002 and provides for a rental rate of $25,000 per month.

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

         None.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since July 29, 1999, Inland's Common Stock has been traded over-the-counter and quoted from time to time in the OTC Bulletin Board "pink sheets" under the trading symbol "INLN". Prior to July 29, 1999, Inland's Common Stock was quoted on the National Association of Securities Dealer's Automated Quotation System ("Nasdaq") under the symbol "INLN". As of March 15, 2001, there were approximately 500 holders of record of Inland's Common Stock. The following table sets forth the range of high and low sales prices as reported by Nasdaq for the periods indicated prior to July 29, 1999, and the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated after July 29, 1999. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. All prices have been adjusted to give retroactive effect to the 1-for-10 reverse split of the Common Stock effected on December 14, 1999. This adjustment was made by multiplying the actual price by a factor of 10. There can be no assurance that the shares would have traded at such adjusted price had the reverse split occurred prior to the dates reflected below.

                                   Common Stock Price Range
                                   ------------------------
                                     High          Low
                                    ------        ------
YEAR ENDED DECEMBER 31, 2000
 First Quarter ..................   $ 7.00        $ 2.13
 Second Quarter .................     7.00          3.00
 Third Quarter ..................     5.75          4.25
 Fourth Quarter .................     3.88          0.94

YEAR ENDED DECEMBER 31, 1999
 First Quarter ..................   $52.50        $11.90
 Second Quarter .................    26.90          7.50
 Third Quarter ..................    15.00          2.50
 Fourth Quarter .................    13.75          2.50


DIVIDEND POLICY

         Inland has not paid cash dividends on Inland's Common Stock during the last five years and does not intend to pay cash dividends on Common Stock in the foreseeable future. The payment of future dividends will be determined by Inland's Board of Directors in light of conditions then existing, including Inland's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. The Fortis Credit Agreement forbids the payment of dividends by Inland on its Common Stock. In addition, Inland's charter forbids the payment of cash dividends on Common Stock if there are accumulated and unpaid dividends on the Series D Preferred Stock or Series E Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 2000. Inland utilizes the successful efforts method of accounting for oil and gas activities. Such data should be read together with the historical consolidated financial statements of Inland, incorporated by reference in this annual report.

                                                                                       Year Ended December 31,
                                                                  -------------------------------------------------------------
                                                                     2000          1999       1998          1997        1996
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                      (dollars in thousands, except for unit amounts)
REVENUE AND EXPENSE DATA:
Revenues:
   Oil and gas sales ..........................................   $  28,497    $  16,399    $  21,278    $  17,182    $  10,704
Operating Expenses:
   Lease operating expenses ...................................       7,596        7,160        8,362        3,780        1,435
   Production taxes ...........................................         483          192          454          383          610
   Exploration ................................................         135          155          153           61          167
   Impairment .................................................          --           --        1,327           --           --
   Depletion, depreciation and amortization ...................       7,816        9,882       12,025        6,480        3,428
   General and administrative, net ............................       2,128        3,136        2,061        2,118        1,670
                                                                  ---------    ---------    ---------    ---------    ---------
      Total operating expenses ................................      18,158       20,525       24,382       12,822        7,310
                                                                  ---------    ---------    ---------    ---------    ---------
Operating income (loss) .......................................      10,339       (4,126)      (3,104)       4,360        3,394

Interest expense ..............................................      (8,298)     (15,989)     (14,895)      (4,759)      (1,633)
                                                                                                                      ---------
Interest and other income .....................................         103           72          107          380          414
Loss from discontinued operations .............................        (250)     (16,274)      (5,560)          --          (30)
                                                                  ---------    ---------    ---------    ---------    ---------
Net income (loss) before extraordinary loss ...................       1,894      (36,317)     (23,452)         (19)       2,145
Extraordinary loss ............................................          --         (556)          --       (1,160)          --
                                                                  ---------    ---------    ---------    ---------    ---------
Net income (loss) .............................................       1,894      (36,873)     (23,452)      (1,179)       2,145

Redemption premium - Preferred Series A Stock .................          --           --           --           --         (214)
Redemption premium - Preferred Series B Stock .................          --           --           --         (580)          --
Accrued Preferred Series C Stock dividends ....................          --         (663)      (1,084)        (450)          --
Accrued Preferred Series D Stock dividends ....................      (9,732)      (2,262)          --           --           --
Accrued Preferred Series E Stock dividends ....................      (1,506)        (350)          --           --           --
Accretion of Preferred Series D Stock Discount ................      (6,300)      (1,473)          --           --           --
Accretion of Preferred Series E Stock Discount ................        (900)        (220)          --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to common stockholders .........   $ (16,544)   $ (41,841)   $ (24,536)   $  (2,209)   $   1,931
                                                                  ---------    ---------    ---------    ---------    ---------
Earnings (loss) per common share before extraordinary loss
     Basic ....................................................   $   (5.71)   $  (28.99)   $  (29.25)   $   (1.42)   $    3.80
     Diluted ..................................................       (5.71)      (28.99)      (29.25)       (1.42)        3.00
Earnings (loss) per common share:
     Basic ....................................................   $   (5.71)   $  (29.37)   $  (29.25)   $   (2.99)   $    3.80
     Diluted ..................................................       (5.71)      (29.37)      (29.25)       (2.99)        3.00

BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net ...................................   $ 148,955    $ 142,412    $ 159,105    $ 133,820    $  42,998
Total assets ..................................................   $ 160,065    $ 153,402    $ 187,781    $ 175,953    $  57,329


Debt ..........................................................   $  83,500    $  79,082    $ 156,973    $ 123,111    $  21,120
Stockholders' equity (deficit) ................................   $ (20,210)   $  (3,666)   $   7,039    $  30,672    $  31,972

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------------
                                                              2000         1999         1998         1997         1996
                                                           ---------    ---------    ---------    ---------    ---------
                                                                  (dollars in thousands, except for unit amounts)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities ....   $   7,992    $  (7,513)   $   6,822    $   5,668    $   5,006
Net cash used in investing activities ..................     (14,137)      (3,772)     (39,391)     (99,272)     (23,752)
Net cash provided by financing activities ..............       4,085       10,502       47,076      107,128       25,806

OPERATING DATA:
Sales Volumes (net):
     Oil (MBbls) .......................................       1,072        1,165        1,501          855          502
     Gas (MMcf) ........................................       2,289        2,901        3,006        1,637          710
     MBOE ..............................................       1,454        1,649        2,002        1,128          620
     BOEPD .............................................       3,973        4,518        5,485        3,090        1,698
Average Prices (excluding hedging activities):

     Oil (per Bbl) .....................................   $   26.71    $   14.38    $    9.82    $   16.17    $   20.18
     Gas (per Mcf) .....................................        2.60         1.56         2.00         2.19         1.56
     Per BOE ...........................................       23.79        12.90        10.35        15.23        17.26

 Production and operating costs (per BOE) (1) ..........   $    5.23    $    4.34    $    4.18    $    3.35    $    2.31

- ---------

   (1) Excludes production taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 2000, 1999 and 1998.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 2000 increased $12.1 million, or 74% from the previous year. As shown in the table below, the variance was caused by higher average crude oil and natural gas prices offset by lower sales volumes. The Company operates and is in control of over 99% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 83% and 79% during 2000 and 1999, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $6.1 million and $4.9 million during year 2000 and 1999, respectively, to recognize hedging contract settlement losses. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

                               Year Ended December 31, 2000                   Year Ended December 31, 1999
                        ------------------------------------------     ------------------------------------------
                          Net Volume        Average       Sales          Net Volume        Average       Sales
                        (Bbls or Mcfs)       Price      (in 000's)     (Bbls or Mcfs)       Price      (in 000's)
                        --------------      -------     ----------     --------------      -------     ----------
Crude Oil Sales           1,071,752         $26.71       $ 28,627        1,165,117          $14.38      $ 16,754
Natural Gas Sales         2,289,059         $ 2.60          5,953        2,900,501          $ 1.56         4,517
Hedging Loss                                               (6,083)                                        (4,872)
                                                         --------                                       --------
   Total Revenue                                         $ 28,497                                       $ 16,399
                                                         ========                                       ========


         Lease Operating Expenses. Lease operating expense for the year ended December 31, 2000 increased $436,000, or 6.1% from the previous year. Lease operating expense per BOE increased from $4.34 per BOE sold in 1999 to $5.23 in 2000. The increase on a BOE basis is due to the lower volume produced and general price increases throughout year 2000.

         Production Taxes. Production taxes as a percentage of sales were 1.4% in 2000 and 1.0% in 1999. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense in 2000 and 1999 represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 2000 decreased 21%, or $2.1 million, from the previous year. The decrease resulted from decreased sales volumes and a lower average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $4.95 per BOE sold during 2000 compared to $5.59 per BOE sold during 1999. Based on December 31, 2000 proved reserves, the Company's depletion rate entering 2001 is $5.12 per BOE.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 2000 decreased $1.0 million, or 32% from the previous year. The 2000 amount includes $430,000 related to an unsuccessful business combination and employee severance costs. The 1999 amount includes $1.2 million related to the Company's financial restructuring. After removal of these costs, general and administrative expense was 12% lower between periods. General and administrative expense is reported net of operator fees and reimbursements which were $5.5 million and $4.7 million during 2000 and 1999, respectively. Gross general and administrative expense was $7.2 million (net of one-time costs) in 2000 and $6.6 million (net of restructuring costs) in 1999. The increase in reimbursements and expense is a function of operated field activity; which decreased in 1999 when the Company suspended development activity until the fourth quarter, then increased in year 2000 when the Company was active with development activities throughout the year.

         Interest Expense. Interest expense for the year ended December 31, 2000 decreased $7.7 million, or 48% from the previous year. The decrease was the result of the financial restructuring performed in September 1999 when approximately $80.0 million of debt was converted to preferred stock. Borrowings during 2000 and 1999 were recorded at effective interest rates of 10.2% and 10.6%, respectively.

         Other Income. Other income in 2000 and 1999 primarily represents interest earned on the investment of surplus cash balances.

         Income Taxes. In 2000 and 1999, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Discontinued Operations. During 1999, the Company operated the Woods Cross Refinery and incurred an operating loss of $1.8 million. On January 31, 2000, the refinery along with certain other assets were sold to Silver Eagle. Although the margins obtained for refined product sales in the Salt Lake City region were strong for most of the year, the Company suffered from inefficient operations since it was unable to secure sufficient quantities of feedstock due to its financial condition. After the Company's financial restructuring in September 1999, increasing crude oil costs reduced margins on refined product sales to unacceptable levels. These circumstances combined with the availability of alternative buyers for the Company's crude oil caused the Company to discontinue refinery operations in December 1999 and subsequently sell Refining on January 31, 2000. As a result of this activity, the accompanying consolidated financial statements for the current period and all prior periods have been adjusted to report refining operations as discontinued operations. The Company recorded a charge of $14.5 million in 1999 to record the disposal of the refining business segment. The Company recorded an additional loss of $250,000 during 2000 to reflect adjustments to the refinery shut-down accruals.

         Extraordinary Item. Effective September 21, 1999, the Company restructured an existing obligation to TCW and amended the terms of its farmout arrangement with Smith Energy Partnership. As a result of these transactions, unamortized debt issue costs of $556,000 were written off as an extraordinary loss.

         Accrued Preferred Series C Stock Dividends. Inland's Preferred Series C Stock was exchanged for Common Stock and Preferred Series E Stock as part of the financial restructuring transaction on September 21, 1999. Prior to that time, the Preferred Series C Stock accrued dividends at 10% compounded quarterly. The amount accrued represents those dividends earned during 1999.

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. The amount accrued represents those dividends earned during 2000 and the fourth quarter of 1999, respectively.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. The amount accrued represents those dividends earned during 2000 and the fourth quarter of 1999, respectively.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value ($80.7 million) over the minimum mandatory redemption period which starts on April 1, 2002 and ends on April 1, 2004.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004.

         YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 1999 decreased $4.9 million, or 23% from the previous year. Prior to considering hedging losses of $4.9 million in 1999, the Company's oil and gas revenues were flat between years. The lack of change in oil and gas revenues was a function of increased crude oil sales prices offset by sales volume decreases. Sales volumes decreased 18% from 2.0 MBOE in 1998 to 1.65 MBOE in 1999 due to normal production decline. The Company's production decline leveled out by year end 1999 due to the drilling of eight wells during the fourth quarter of 1999. Crude oil sales as a percentage of total oil and gas sales were 79% and 72% in 1999 and 1998, respectively. Crude oil will continue to be the predominant product produced from the Field.

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

                                Year Ended December 31, 1999                   Year Ended December 31, 1998
                        ------------------------------------------     ------------------------------------------
                          Net Volume        Average       Sales          Net Volume        Average       Sales
                        (Bbls or Mcfs)       Price      (in 000's)     (Bbls or Mcfs)       Price      (in 000's)
                        --------------      -------     ----------     --------------      -------     ----------
Crude Oil Sales           1,165,117          $14.38      $ 16,754         1,501,379          $9.82      $ 14,754
Natural Gas Sales         2,900,501          $ 1.56         4,517         3,006,169          $2.00         5,974
Hedging Income (Loss)                                      (4,872)                                           550
                                                         --------                                       --------
   Total Revenue                                         $ 16,399                                       $ 21,278
                                                         ========                                       ========

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

         Income Taxes. In 1999 and 1998, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

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

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value ($80.7 million) over the minimum mandatory redemption period which starts on April 1, 2002 and ends on April 1, 2004.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement") the current members of which are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At December 31, 2000, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on April 1, 2001. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference.

         All borrowings under the Fortis Credit Agreement are due on April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. In addition, the Company's Series D Preferred Stock must be redeemed equally over three years beginning upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility, which by its terms is April 1, 2002. The Company does not expect to generate sufficient cash from operations before April 1, 2002 to satisfy these commitments. As a result, the Company is developing a plan to address this issue which may include (1) renegotiating its existing Fortis Credit Agreement to provide for repayment terms beyond April 1, 2002 (2) entering into a new senior credit facility with repayment terms beyond April 1, 2002 (3) issuing subordinated debt of the Company (4) selling equity of the Company (5) selling assets of the Company. Although management cannot give assurance, they believe the Company will be successful in obtaining modifications to existing agreements or raising the necessary capital from other sources in the time frames required.

         Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. As of March 15, 2001, all amounts were borrowed under the LIBOR option at an effective interest rate of 8.04% through August 27, 2001. The Fortis Credit Agreement also contains a provision that the LIBOR rate margin will increase to 3.5% at September 30, 2001 and 4.0% at December 31, 2001 if the Company has not raised $10.0 million of additional equity. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

CASH FLOW AND CAPITAL PROJECTS

      During the year 2000, the Company borrowed $4.6 million under the Fortis Credit Agreement and generated $18.2 million of EBITDA (earnings before interest, taxes, depreciation and amortization) of which it used $14.1 million to continue development of the Field and $8.3 million to service interest on borrowings. Field development in year 2000 consisted of drilling 44 wells and converting 41 wells to water injection along with the continued extension of the gas gathering and water delivery infrastructures.

      The Company's capital budget for development of the Field in year 2001 is $17.0 million net to the Company. The Company plans to drill 52 wells and convert 50 wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

RECENTLY ADOPTED ACCOUNTING STANDARDS

         In September 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF No. 00-10"), which requires shipping and handling costs to be reflected as an operating expense rather than as a reduction of revenue. The Company was required to adopt the provisions of EITF No. 00-10 in the fourth quarter of 2000. Therefore, transportation costs are included in lease operating expenses for 2000 on the accompanying statement of operations. The Company has assessed the impact of this standard and has determined that the EITF does not have any significant impact on prior periods. Adoption of the provisions of EITF No. 00-10 had no impact on net income.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognization of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivate hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 results in recording a liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $2,086,000 and income recorded as cumulative effect of accounting change to the statement of operations of $159,000.

DELISTING OF COMMON STOCK

         Effective with the close of business July 28, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company was no longer able to satisfy the net tangible asset maintenance standard for continued listing. The Company's Common Stock is now traded on the NASD over-the-counter bulletin board under the same symbol "INLN".

INFLATION AND CHANGES IN PRICES

         Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although the level of inflation affects certain of Inland's costs and expenses, inflation did not have a significant effect on Inland's result of operations during 2000 or 1999.

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

         INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable April 1, 2002. As of December 31, 2000, the Fortis Credit Agreement had a principal balance of $83,500,000. At March 1, 2001, the Company locked in the interest rate at 8.04% per annum through August 27, 2001. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                 Increase in Interest Expense Without Hedge
                                 ------------------------------------------
                                 January 1, 2001            January 1, 2002
                                      through                   through
                                 December 31, 2001           April 1, 2002
                                 -----------------          ---------------
1% increase in Interest Rates        $278,000                    $209,000
2% increase in Interest Rates        $556,000                    $418,000


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

         Inland has entered into various contracts in the form of swaps or collars to hedge crude oil production during calendar years 2001 and 2002. The potential gains or (losses) on these contracts based on a hypothetical average market price of equivalent product for these periods are as follows:

                                          Average NYMEX Per Barrel Market Price for the Contract Period
                       ----------------------------------------------------------------------------------------------
                        $20.00     $22.00      $24.00         $26.00         $28.00         $30.00           $32.00
                       --------   --------   -----------    -----------    -----------    -----------     -----------
All Contracts - 2001   $761,000   $215,000   $(1,190,000)   $(2,447,000)   $(3,879,000)   $(5,379,000)    $(6,879,000)
All Contracts - 2002   $540,000   $180,000   $    -0-       $  (111,000)   $  (439,000)   $  (799,000)    $(1,159,000)


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

         None.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides information as of March 15, 2001, with respect to each of the Company's directors and executive officers:

                                                             SERVED AS EXECUTIVE
                                                                 OFFICER OR
        NAME                AGE           POSITION             DIRECTOR SINCE
        ----                ---           --------           -------------------
                                    DIRECTORS

John D. Lomax(1)            76     Director (Chairman)              1999
Marc MacAluso(1)            40     Director, Chief Executive        1999
                                   Officer and Chief
                                   Operating Officer

Bill I. Pennington          49     Director, President and          1994
                                   Chief Financial Officer

T Brooke Farnsworth(1)      56     Director                         1999


                         OTHER EXECUTIVE OFFICERS

Michael J. Stevens          35     Vice President, Secretary        1993
                                   and Treasurer
William T. War              58     Vice President                   1998


- ----------

    (1)   Member of the Audit Committee.

         JOHN D. LOMAX. Mr. Lomax has served as Chairman since September 23, 1999 and a director of the Company since September 13, 1999. He also served as Chairman and a director of the Company from September 1994 until September 1996. Mr. Lomax has been retired for the past five years.

         MARC MACALUSO. Mr. MacAluso was appointed as Chief Executive Officer and Chief Operating Officer on February 1, 2001, and has served as a director since October 14, 1999. He was Senior Vice President of TCW Asset Management Company in Houston, Texas from August 1994 through January 2001, where he was involved in all aspects of mezzanine financing for TCW's Energy Group. He joined TCW Asset Management Company after leading new business development at American Exploration Company. Prior to American Exploration Company, his experience includes various assignments with Shell Oil Company and Shell Western E&P, Inc.

         BILL I. PENNINGTON. Mr. Pennington has served as Chief Financial Officer of the Company since September 21, 1994, and as President since November 16, 2000. He also served as Chief Executive Officer from September 23, 1999 until February 1, 2001 and as Vice President from March 22,1996 until September 23, 1999. He was appointed as a director of the Company on September 23, 1999. He served as a director of the Company from September 21, 1994 until September 25, 1996 and as Treasurer of the Company from September 21, 1994 until March 22, 1996. He also served as President, Chief Operating Officer and a Director of Lomax Exploration Company, now known as Inland Production Company ("IPC"), from May 1987 until the Company's acquisition of IPC on September 21, 1994. From March 1986 until May 1987, Mr. Pennington was a manager with the accounting firm of Coopers & Lybrand in Houston, Texas. Mr. Pennington is a certified public accountant.

         T BROOKE FARNSWORTH. Mr. Farnsworth was appointed as a director on September 13, 1999. He was a director of the Company from September 1994 until September 1996. Mr. Farnsworth has practiced law in Houston, Texas for more than 29 years, where presently he is the Managing Partner of the law firm of Farnsworth & vonBerg. He served as Secretary of IPC from 1985 until September 21, 1994 and as a director of IPC from 1992 until September 21, 1994.

         MICHAEL J. STEVENS. Mr. Stevens has been the Controller of the Company since June 28, 1993, the Secretary since September 30, 1993, and a Vice President since April 30, 1997. He was the Treasurer of the Company from September 30, 1993 until September 21, 1994, and was reappointed as Treasurer on March 22, 1996. Mr. Stevens is a certified public accountant. Mr. Stevens is leaving the Company and taking a position with another company in May 2001.

         WILLIAM T. WAR. Mr. War has served as Vice President of the Company since October 5, 1998. From September 1992 until his association with the Company, Mr. War was Project Manager for Louisiana Land & Exploration/Burlington Resource's Lost Cabin Gas Plant.

         On March 22, 2001, Hampton Investments LLC, as the owner of Series E Preferred Stock, notified the Company that it was exercising its right to appoint Bruce M. Schnelwar to the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission").

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Commission any Form 3, 4 or 5 during 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation earned by the Company's Chief Executive Officer and each of its two other most highly compensated executive officers for the year ended December 31, 2000 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998:

                                                            ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                                            -------------------       --------------------------
                                                                                      SECURITIES
                                                                                      UNDERLYING
                                                                      OTHER ANNUAL    OPTIONS OR      ALL OTHER
NAME/PRINCIPAL POSITION         YEAR      SALARY         BONUS        COMPENSATION     WARRANTS     COMPENSATION
- -----------------------         ----      ------         -----        ------------     --------     ------------
Bill I. Pennington, Chief       2000     $250,000        $    --        $10,200             --            --
Executive Officer(1)            1999     $201,000             --        $ 6,544         87,500(3)         --
                                1998     $175,000             --        $21,705(2)          --            --

Michael J. Stevens,             2000     $130,000        $50,000        $10,200             --            --
Vice President, Secretary and   1999     $102,000        $50,000        $ 6,459         29,200(3)         --
Treasurer                       1998     $100,000             --        $13,933(4)          --            --

William T. War,                 2000     $175,000        $50,000        $10,200             --            --
Vice President                  1999     $162,000             --        $ 5,020         25,000            --
                                1998     $ 54,000             --             --             --            --

- ---------

     (1) Mr. Pennington was Chief Executive Officer until February 1, 2001 and Marc MacAluso was appointed Chief Executive Officer and Chief Operating Officer on February 1, 2001. Mr. MacAluso was not an officer of the Company prior to his appointment as Chief Executive Officer and Chief Operating Officer.

     (2) Vacation compensation in 1998 for Mr. Pennington totaled $12,453 and 401(k) matching compensation totaled $9,252.

     (3) These options were mutually terminated by the Company and each officer effective February 1, 2001.

     (4) Vacation compensation in 1998 for Mr. Stevens totaled $7,933 and 401(k) matching compensation totaled $6,000.

         Option/Warrant/SAR Grants. The following table sets forth certain information regarding options, warrants and SARs granted during 2000:

                                                                                                         POTENTIAL
                                                                                                      REALIZABLE VALUE AT
                                                        INDIVIDUAL GRANTS                                ASSUMED ANNUAL
                      ---------------------------------------------------------------------------        RATES OF STOCK
                           NUMBER OF                PERCENT OF TOTAL                                  PRICE APPRECIATION
                      SECURITIES UNDERLYING      OPTIONS/WARRANTS/SARS  EXERCISE OR                     FOR OPTION TERM
                      OPTIONS/WARRANTS/SARS      GRANTED TO EMPLOYEES   BASE PRICE     EXPIRATION     -------------------
     NAME                  GRANTED (#)              IN FISCAL YEAR         ($/SH)        DATE           5%($)     10%($)
     ----             ---------------------     ---------------------   ----------     ----------       -----     ------
Bill I. Pennington             --                         --                 --             --            --        --

Michael J. Steve               --                         --                 --             --            --        --

William T. War                 --                         --                 --             --            --        --


         Option/Warrant/SAR Exercises and Year-End Value Table. The following table sets forth certain information regarding option exercises and the value of the outstanding options to purchase Common Stock held by the Named Officers at December 31, 2000:

                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                       NUMBER OF SHARES                   OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR END (1)
                         ACQUIRED ON        REALIZED      --------------------------    --------------------------
NAME                      EXERCISE           VALUE        UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE  EXERCISABLE
                       ----------------     --------      -------------  -----------    -------------  -----------
Bill I. Pennington             --              --            17,500(2)     70,000(2)          --           --
Michael J. Stevens             --              --            5,840(2)      23,260(2)          --           --
William T. War                 --              --              5,000         20,000           --           --

- -----------

    (1) Value is based on the closing bid price of $0.94 per share on December 31, 2000.
    (2) These options were mutually terminated by the Company and each officer on February 1, 2001.

         Long-Term Incentive Plans. The following table sets forth certain information regarding long-term incentive awards granted during 2000 to the Named Officers:

                                                                     ESTIMATED FUTURE PAYMENTS UNDER
                                                 PERFORMANCE OR        NON-STOCK PRICE-BASED PLANS
                         NUMBER OF SHARES,        OTHER PERIOD       --------------------------------
                       UNITS OR OTHER RIGHTS     UNTIL MATURATION    THRESHOLD    TARGET     MAXIMUM
NAME                             #                 OR PAYOUT          ($ OR #)    ($ OR #)   ($ OR #)
- ----                   ---------------------    -----------------    ----------   --------   --------
Bill I. Pennington                  --              12/31/05(1)        $250,000   $250,000   $250,000

Michael J. Stevens                  --              12/31/05(1)        $125,000   $125,000   $125,000

William T. War                      --                    --                 --         --         --

- ---------

     (1) The Employment Agreements of Messrs. Pennington and Stevens provide for a performance bonus of $250,000 and $125,000, respectively, vesting ratably over a three year period if they continue to be employed on each of December 31, 2000, 2001 and 2002, based on the Company meeting or exceeding total earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the Employment Agreements were terminated February 1, 2001 by mutual agreement between the Company and Messrs. Pennington and Stevens.

         Compensation of Directors. The members of the Board of Directors of the Company are entitled to reimbursement for their reasonable expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Effective September 23, 1999, members of the Board who are not employees of the Company are paid an annual fee of $25,000 and no additional meeting fees for meetings of the Board or any committee, except that Messrs. Lomax and Farnsworth were each paid $35,000 in year 2000 for serving on a special committee of the Board. The Board of Directors may grant discretionary options to directors.

         Employment Agreements. The Company entered into new employment agreements with Messrs. Pennington and Stevens effective February 1, 2001, pursuant to which the Company and Messrs. Pennington and Stevens mutually agreed to terminate their prior employment agreements and Messrs. Pennington and Stevens agreed to cancel all outstanding options granted to them. Effective February 1, 2001, the Company also entered into an employment agreement with Mr. MacAluso.

         Pursuant to their employment agreements, dated effective February 1, 2001, the Company agreed to pay Messrs. MacAluso and Pennington base salaries of $250,000 and annual bonuses of up to $50,000 contingent upon the Company reaching or exceeding certain performance targets to be set by the Board for each year. Their employment agreements have an initial term of three years and automatically are extended for additional one year periods unless either party terminates the agreement prior to the end of the current term. The Company also agreed to grant each of them options to purchase 90,000 shares of the Company's Common Stock at an exercise price of $1.625 per share and options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.84 per share, with such options vesting ratably over twelve fiscal quarters, with the first one-twelfth vesting on March 1, 2001. The options for 90,000 shares are also subject to automatic increase upon the issuance of additional shares by the Company in a pro rata amount based on the percentage increase in the number of outstanding shares of the Company. The exercise price for such new options would be the same as the issue price of the new shares issued by the Company. Their new employment agreements also entitle them to participate in all employee benefit plans and programs of the Company. Each agreement also provides that if the employee is permanently disabled during the term of the Agreement, he will continue to be employed at 50% of his base salary until the first to occur of his death, expiration of 12 months, or expiration of the employment agreement. Upon termination of employment by the Company without cause or after a subsequent change of control of the Company, any unvested portion of their options immediately vest. Upon termination of employment by the Company or the employee following a change of control of the Company, the Company agrees to pay the employee an amount equal to the greater of $250,000 or the remaining unpaid base salary for the remaining term of the employment agreement and agrees to continue all employee benefits for a period of one year. Additionally, they will be entitled to severance payments in accordance with the Company's severance policy which provide for a severance payment if the employee is terminated due to a change in control in an amount determined based on the number of years of employment, ranging from two weeks' base salary for one years' employment up to six months base salary for employment of five years or more. The Company also agreed to pay various temporary housing, commuting, moving and relocation expenses of Mr. MacAluso in connection with his transfer from Houston, Texas to Denver, Colorado. It is estimated that these expenses will total $20,000. In addition, the Company agreed to purchase the equity in Mr. MacAluso's house in Houston for $141,000 (based on appraised value) and has assumed the financial responsibility for its ultimate sale.

         Under Mr. Stevens' new employment agreement, he is employed by the Company through May 31, 2001 at a base salary of $43,000 for the term of the agreement. Upon termination of the employment agreement, unless it is terminated for cause, the Company will pay Mr. Stevens $100,000 and he shall be entitled to keep all of his office furniture and computer. If he is terminated without cause prior to May 31, 2001, the Company will also pay him the unpaid portion of his $43,000 base salary.

         Mr. War's employment agreement was also amended effective November 16, 2000 to eliminate the $75,000 termination payment payable by the Company if his employment was terminated by the Company without cause or following a change in control, and the $75,000 severance payment if he was terminated without cause. Under the amended employment agreement, Mr. War was paid a bonus of $50,000 upon execution of the amendment and will be paid $25,000 on December 31, 2001, or earlier if his employment is terminated prior to such date, unless it is terminated for cause by the Company. Additionally, he will be entitled to six months' base salary ($87,500) pursuant to the Company's severance policy if his employment is terminated following a change in control prior to expiration of the term of his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee and the full Board of Directors determines the compensation to be paid to executive officers of the Company, subject to approval by TCW Asset Management Company. Mr. Pennington, the Chief Executive Officer of the Company during 2000, participated in deliberations by the Board of Directors concerning executive officer compensation during 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Common Stock, Series D Preferred Stock and Series E Preferred Stock as of March 20, 2001, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, Series D Preferred Stock or Series E Preferred Stock, each current director, each Named Officer, and all executive officers and directors of the Company as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                                                       PREFERRED STOCK                COMMON STOCK
                                                    ---------------------        --------------------
                                                    NUMBER                       NUMBER
        NAME AND ADDRESS                              OF                           OF
        OF BENEFICIAL OWNER                         SHARES        PERCENT        SHARES       PERCENT
        -------------------                         ------        -------        ------       -------
                                                           SERIES D
                                                       PREFERRED STOCK

Inland Holdings Llc (1)                            10,757,747     100.0        1,752,586        60.5
  TCW Asset
  Management Company
  865 S. Figuero
  Suite 1800
  Los Angeles, California  90017

                                                           SERIES E
                                                        PREFERRED STOCK

Pengo Securities Corp.(2)                             121,973     100.0          840,436        29.0
  885 Third Avenue, 34th Floor
  New York, New York 10022

Marc MacAluso (3)                                          --        --          150,000         4.9
  410 17th Street
  Suite 700
  Denver, Colorado  80202

John D. Lomax (3)                                          --        --            2,816           *
  791 Nyes Place
  Laguna Beach, CA 92651

Bill I. Pennington (3)                                     --        --          155,668         5.1
  410 17th Street
  Suite 700
  Denver, Colorado 80202

T Brooke Farnsworth (3)                                   --         --              300           *
  333 North Sam Houston Parkway
  Suite 300
  Houston, Texas 77060

Michael J. Stevens                                         --        --               --          --
  410 17th Street
  Suite 700
  Denver, Colorado 80202

William T. War (3)                                         --        --           25,000           *
  410 17th Street
  Suite 700
  Denver, Colorado 80202

All executive officers and                                 --        --          333,784        10.4
  directors as a group
  (6  persons) (3)

- ----------

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

(2) Pengo Securities Corp. ("Pengo"), an affiliate of Smith Management LLC ("Smith Management") owns of record and beneficially 412,927 shares of Common Stock. Smith Energy Partnership, an affiliate of Smith Management, owns of record and beneficially 15,222 shares of Common Stock. Randall D. Smith owns of record and beneficially 87,441 shares. Jeffrey A. Smith and John W. Adams, both of whom are officers and directors of Pengo and Smith Management, each own 16,374 shares of Common Stock. Hampton Investments LLC ("Hampton") is the record and beneficial owner of 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock. The 412,927 shares of Common Shares owned by Pengo and the 15,222 shares of Common Stock owned by Smith Energy Partnership may be deemed beneficially owned by Pengo Industries, Inc. The 292,098 shares of Common Stock owned by Hampton may be deemed beneficially owned by Randall D. Smith collectively, Pengo, Pengo Industries, Inc., Hampton and Messrs. Randall D. Smith, Adams and Jeffrey A. Smith beneficially own the 840,436 shares of Common Stock included in the table. Except as provided in this note regarding their respective beneficial ownership, the parties disclaim beneficial ownership of any of the shares included in the table. Hampton, as the holder of Series E Preferred Stock, has the right, at its election, to appoint one member to the Board, and on March 22, 2001 advised the Company that it was electing Bruce M. Schnelwar to the Company's Board.

(3) Includes shares issuable under outstanding stock options and warrants granted to Messrs. MacAluso, Lomax, Pennington, Farnsworth and War and all executive officers and directors as a group for 150,000, 100, 150,000, 300, 25,000 and 325,400 shares, respectively.

         In connection with the Exchange Agreement discussed under Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization", Inland, Holdings, Fund V and Pengo, Smith Energy Partnership, Randall D. Smith, Jeffrey A. Smith, Barbara Stovall Smith, John W. Adams and Arthur J. Pasmas (collectively, the "Smith Group") entered into a Shareholders Agreement which sets forth certain rights among Holdings, JEDI and the Smith Group relating to transfers of shares and certain voting rights. Under the Shareholders Agreement, Holdings, JEDI and the Smith Group agreed with each other to vote their respective shares to ensure that the Board of Inland would consist of six members and that one member would be designated for election to the Board by the holders of Common Stock and Series Z Preferred Stock. Each of JEDI and Holdings further agreed not to vote their respective shares of Common Stock and Series Z Preferred Stock in the election of such one designated Board member for as long as they owned Series D Preferred Stock or Series E Preferred Stock and the Smith Group continued to hold 10% or more of the combined outstanding shares of Common Stock and Series Z Preferred Stock, provided, that if Holdings does not at such time hold enough Series D Preferred Stock to entitle it to elect four members to the Board, Holdings will be entitled to vote an amount of its Common Stock proportionate to the reduction in number of directors it is entitled to designate as a holder of Series D Preferred Stock. Each member of the Smith Group agreed not to vote their shares of Common Stock for the election of the one board member to be designated for election by the holders of Common Stock and Series Z Preferred Stock as long as it continued to hold 10% or more of the combined outstanding shares of Common Stock and Series Z Preferred Stock. On March 20, 2001, Hampton Investments LLC, an entity related to the Smith Group, purchased the Series E Preferred Stock and Common Stock owned by JEDI and the rights of JEDI under the Shareholders Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Registration Rights Agreement. In connection with the Exchange Agreement discussed under Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," the Company entered into a Registration Rights Agreement (the "Registration Agreement") with Holdings, Portfolio, JEDI and the Smith Group pursuant to which the Company granted Holdings, JEDI and the Smith Group piggy-back registration rights to include their shares on any registration statement filed by the Company under the Securities Act of 1933, as amended, subject to standard underwriters' kick-out clauses and other conditions. The Company also granted to Holdings, JEDI and the

Smith Group demand registration rights which entitle Holdings to require the Company to file up to three registration statements to register its shares, entitle JEDI to require the Company to file up to two registration statements to register its shares and entitle the Smith Group to require the Company to file one registration statement to register its shares. The Company will be responsible for paying the costs and expenses associated with all registration statements, including the fees of one law firm acting as counsel to the holders requesting registration, but excluding underwriting discounts and commissions and any other expenses of the party requesting registration.

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


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

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

         3.       (a)  Exhibits

Item
Number            Description
- ------            -----------
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

10.7              Shareholders Agreement dated as of September 21, 1999 between
                  Inland, Holdings, Fund V, JEDI and Pengo Securities Corp.,
                  Smith Energy Partnership, Randall D. Smith, Jeffrey A. Smith,
                  Barbara Stovall Smith, John W. Adams and Arthur J. Pasmas
                  (collectively, the "Smith Group") (filed as Exhibit 10.2 to
                  Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

10.8 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

10.9              Severance Agreement between Inland and John E. Dyer dated
                  November 18, 1999 (filed as Exhibit 10.13 to Inland's Annual
                  Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.10 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999 (filed as Exhibit 10.14 to
                  Inland's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference).

10.11             Stock Option Agreement between Inland and William T. War dated
                  October 1, 1999 representing 25,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

*10.12            Amendment to Employment Agreement between Inland and William
                  T. War, amending the Employment Agreement filed as Exhibit
                  10.10.

*10.13 Employment Agreement between Inland and Michael J. Stevens dated effective as of February 1, 2001.

*10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001.

*10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

*10.16 Employment Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001.

*10.17 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

*10.18            Oil Purchase and Delivery Agreement dated November 7, 2000.

*21.1             Subsidiaries of Inland.

*23.1             Consent of Arthur Andersen LLP.

*23.2             Consent of Ryder Scott Company Petroleum Engineers.

- ---------
   *   Filed herewith

  (b)    Reports on Form 8-K

         None.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Inland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INLAND RESOURCES INC.
March 30, 2001
                                        By: /s/ MARC MACALUSO
                                            --------------------------
                                            Marc MacAluso
                                            Chief Executive Officer

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

March 29, 2001                 /s/ JOHN D. LOMAX
                               -------------------------------
                               John D. Lomax
                               Chairman of the Board

March 30, 2001                 /s/ MARC MACALUSO
                               -------------------------------
                               Marc MacAluso
                               Director, Chief Executive Officer and Chief
                               Operating Officer (Principal Executive Officer)

March 30, 2001                 /s/ BILL I. PENNINGTON
                               -------------------------------
                               Bill I. Pennington
                               Director, President and Chief Financial Officer
                               (Principal Financial Officer)


March 27, 2001                 /s/ T BROOKE FARNSWORTH
                               -------------------------------
                               T Brooke Farnsworth
                               Director

March  30, 2001                /s/ MICHAEL J. STEVENS
                               -------------------------------
                               Michael J. Stevens
                               Vice President, Secretary and Treasurer
                               (Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants ...............................    F-2
Consolidated Balance Sheets, December 31, 2000 and 1999 ................    F-3
Consolidated Statements of Operations for the three years ended
       December 31, 2000, 1999 and 1998 ................................    F-5
Consolidated Statements of Stockholders' Equity for the
       three years ended December 31, 2000, 1999 and 1998 ..............    F-7
Consolidated Statements of Cash flows for the three years ended
       December 31, 2000, 1999 and 1998 ................................    F-8
Notes to Consolidated Financial Statements .............................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ ARTHUR ANDERSEN LLP
Denver, Colorado,
      March 29, 2001.

                              INLAND RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                December 31,
                                                           ----------------------
                                       ASSETS                 2000         1999
                                                           ---------    ---------
CURRENT ASSETS:
    Cash and cash equivalents                              $     848    $   1,018
    Accounts receivable and accrued sales                      5,284        2,166
    Inventory                                                    835        1,287
    Other current assets                                         381           50
    Net current assets of discontinued operations                 --        2,140
                                                           ---------    ---------
               Total current assets                            7,348        6,661
                                                           ---------    ---------
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)       183,959      170,217
    Accumulated depletion, depreciation and amortization     (35,004)     (27,805)
                                                           ---------    ---------
               Total oil and gas properties, net             148,955      142,412

    Other property and equipment, net                          1,997        2,437
                                                           ---------    ---------
               Total property and equipment, net             150,952      144,849

OTHER LONG-TERM ASSETS                                         1,765        1,892
                                                           ---------    ---------
               Total assets                                $ 160,065    $ 153,402
                                                           =========    =========


                   The accompanying notes are an integral part of the consolidated balance sheets.

                              INLAND RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                   December 31,
                                                                              ----------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                2000        1999
                                                                              ---------    ---------
CURRENT LIABILITIES:
    Accounts payable                                                          $   2,141    $   3,422
    Accrued expenses                                                              3,391        1,759
                                                                              ---------    ---------
               Total current liabilities                                          5,532        5,181

LONG-TERM DEBT                                                                   83,500       79,082

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

MANDATORILY REDEEMABLE PREFERRED STOCK:
    Series D Stock, 10,757,747 shares issued and outstanding,
        liquidation preference of  $80.7 million                                 68,273       61,973
    Accrued preferred series D dividends                                         11,994        2,262

    Series E Stock, 121,973 shares issued and outstanding, liquidation
        preference of $12.2 million                                               9,120        8,220
    Accrued preferred series E dividends                                          1,856          350

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Class A stock, par value $.001; 20,000,000 shares authorized, Series D and Series E outstanding

    Common stock, par value $.001; 25,000,000 shares authorized,
        2,897,732 issued and outstanding                                              3            3
    Additional paid-in capital                                                   51,157       69,595
    Accumulated deficit                                                         (71,370)     (73,264)
                                                                              ---------    ---------
               Total stockholders' deficit                                      (20,210)      (3,666)
                                                                              ---------    ---------
               Total liabilities and stockholders' deficit                    $ 160,065    $ 153,402
                                                                              =========    =========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                     2000        1999        1998
                                                   --------    --------    --------
REVENUES:
    Oil and gas sales                              $ 28,497    $ 16,399    $ 21,278

OPERATING EXPENSES:
    Lease operating expenses                          7,596       7,160       8,362
    Production taxes                                    483         192         454
    Exploration                                         135         155         153
    Impairment                                           --          --       1,327
    Depletion, depreciation and amortization          7,816       9,882      12,025
    General and administrative, net                   2,128       3,136       2,061
                                                   --------    --------    --------
               Total operating expenses              18,158      20,525      24,382
                                                   --------    --------    --------
OPERATING INCOME (LOSS)                              10,339      (4,126)     (3,104)
    Interest expense                                 (8,298)    (15,989)    (14,895)
    Interest and other income                           103          72         107
                                                   --------    --------    --------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY LOSS                         2,144     (20,043)    (17,892)

LOSS FROM DISCONTINUED OPERATIONS                        --      (1,774)     (5,560)

LOSS ON SALE OF DISCONTINUED OPERATIONS                (250)    (14,500)         --
                                                   --------    --------    --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS           1,894     (36,317)    (23,452)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT                                              --        (556)         --
                                                   --------    --------    --------
NET INCOME (LOSS) AND COMPREHENSIVE
    INCOME (LOSS)                                     1,894     (36,873)    (23,452)

        Accrued preferred series C dividends             --        (663)     (1,084)
        Accrued preferred series D dividends         (9,732)     (2,262)         --
        Accrued preferred series E dividends         (1,506)       (350)         --
        Accretion of preferred series D discount     (6,300)     (1,473)         --
        Accretion of preferred series E discount       (900)       (220)         --
                                                   --------    --------    --------
NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                   $(16,544)   $(41,841)   $(24,536)
                                                   ========    ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                  For the Years Ended December 31,
                                                ------------------------------------
                                                   2000          1999         1998
                                                ----------    ----------    --------
BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                       $    (5.62)   $   (17.56)   $ (22.62)
    Discontinued operations                             --         (1.25)      (6.63)
    Sale of discontinued operations                  (0.09)       (10.18)         --
    Extraordinary loss                                  --         (0.38)         --
                                                ----------    ----------    --------
               Total                            $    (5.71)   $   (29.37)   $ (29.25)
                                                ==========    ==========    ========

    Basic and diluted weighted average common
        shares outstanding                       2,897,732     1,424,439     838,790
                                                ==========    ==========    ========


                  The accompanying notes are an integral part of the consolidated financial statements.

                              INLAND RESOURCES INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)



                                                    Common Stock       Additional
                                                ---------------------    Paid-In    Accumulated
                                                  Shares      Amount     Capital      Deficit
                                                ---------   ---------   ---------    ---------
BALANCES, December 31, 1997                       835,983   $       1   $  41,863    $ (11,192)

    Issuance of common stock under
        Farmout Agreement                          15,222          --         866           --
    Accrued Preferred Series C dividends               --          --          --       (1,084)
    Exercise of employee stock options              1,772          --          37           --
    Net loss                                           --          --          --      (23,452)
                                                ---------   ---------   ---------    ---------
BALANCES, December 31, 1998                       852,977           1      42,766      (35,728)

    Accrued Preferred Series C dividends               --          --          --         (663)
    Common stock including Preferred Series Z
        stock issued in exchange of TCW debt    1,164,295           1      21,698           --
    Common stock issued in exchange of JEDI
        Preferred Series C stock                  292,098          --       3,600           --
    Other                                              71          --          --           --
    Net gain under related party transaction           --          --       5,836           --
    Accretion of Preferred Series D discount           --          --      (1,473)          --
    Accretion of Preferred Series E discount           --          --        (220)          --
    Accrued Preferred Series D dividends               --          --      (2,262)          --
    Accrued Preferred Series E dividends               --          --        (350)          --
    Conversion of Preferred Series Z stock to
        common stock                              588,291           1          --           --
    Net loss                                           --          --          --      (36,873)
                                                ---------   ---------   ---------    ---------
BALANCES, December 31, 1999                     2,897,732           3      69,595      (73,264)

    Accretion of Preferred Series D discount           --          --      (6,300)          --
    Accretion of Preferred Series E discount           --          --        (900)          --
    Accrued Preferred Series D dividends               --          --      (9,732)          --
    Accrued Preferred Series E dividends               --          --      (1,506)          --
    Net income                                         --          --          --        1,894
                                                ---------   ---------   ---------    ---------
BALANCES, December 31, 2000                     2,897,732   $       3   $  51,157    $ (71,370)
                                                =========   =========   =========    =========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 10)
                                 (In thousands)


                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                                      2000        1999         1998
                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  1,894    $(36,873)   $(23,452)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities
           Loss from discontinued operations                             250      16,274       5,348
           Depletion, depreciation and amortization                    7,816       9,882      12,025
           Amortization of debt issuance costs and debt discount         480         762         587
           Loss on disposition of assets                                  51          --          --
           Loss on early extinguishment of debt                           --         556          --
           Noncash interest consideration                                 --       8,592         866
           Impairment of assets                                           --          --       1,327
           Effect of changes in current assets and liabilities--
               Accounts receivable and accrued sales                  (3,118)       (800)      1,662
               Inventory                                                 452         128         578
               Other assets                                             (184)         16       1,869
               Accounts payable and accrued expenses                     351      (6,050)      6,012
                                                                    --------    --------    --------
                 Net cash provided (used) by operating activities      7,992      (7,513)      6,822
                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                 (14,137)     (3,772)    (39,391)
                                                                    --------    --------    --------
                 Net cash used in investing activities               (14,137)     (3,772)    (39,391)
                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                    --          --          37
    Proceeds from issuance of long-term debt                           4,585      11,581      47,750
    Payments of long-term debt                                            --         (86)         (9)
    Debt issuance costs                                                 (500)       (493)       (702)
    Restructuring costs related to Series D and Series E                  --        (500)         --
                                                                    --------    --------    --------
                 Net cash provided by financing activities             4,085      10,502      47,076
                                                                    --------    --------    --------
NET CASH AND CASH EQUIVALENTS (USED) PROVIDED
    BY CONTINUING OPERATIONS                                          (2,060)       (783)     14,507

NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY DISCONTINUED OPERATIONS                                         1,890         526     (13,837)

CASH AND CASH EQUIVALENTS, at beginning of period                      1,018       1,275         605
                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS, at end of period                         $    848    $  1,018    $  1,275
                                                                    ========    ========    ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                              INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2000

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

Inland Resources Inc. ("Inland" or the "Company") is an independent energy company with substantially all of its producing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah. During the period from December 31, 1997 to January 31, 2000, the Company also operated a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). The refinery had a processing capacity of approximately 10,000 barrels per day and tankage capacity of 485,000 barrels. On December 10, 1999, the Company's board of directors voted to sell the Woods Cross Refinery operations and a nonoperating refinery pursuant to a plan of dissolution. The sale of the Woods Cross Refinery and the nonoperating refinery closed on January 31, 2000. Certain current assets were excluded from the sale and were liquidated pursuant to the plan of dissolution in 2000.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions of continuing operations have been eliminated in consolidation.

Reverse Split

On December 10, 1999, the Company's shareholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 25,000,000 shares to 2,500,000 shares and reduce outstanding common shares from 23,093,689 shares to 2,309,441 shares. The shareholders further approved an increase in the number of post-split authorized shares from 2,500,000 shares to 25,000,000. Par value remained at $0.001 per common share. All per share disclosures including loss per share and weighted average common and common equivalent shares outstanding as reported on the consolidated balance sheet, consolidated statement of operations and consolidated statement of stockholders' equity (deficit) have been calculated based on post-reverse split share amounts.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact of oil and gas prices has a significant influence on estimates made by management. Changes in oil and gas prices directly effect the economic limits of estimated oil and gas reserves. These economic limits have significant effects upon predicted reserve quantities and valuations. These estimates drive the calculation of depletion, depreciation and amortization for the oil and gas properties and the need for an assessment as to whether an impairment is required. Overall oil and gas pricing estimates factor into estimated future cash flow projections used in assessing impairment for the oil and gas properties.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, trade receivables, trade payables, accrued liabilities, long-term debt, mandatorily redeemable preferred stock and derivative instruments. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value of the preferred stock is not readily determinable and long-term debt is based on variable rate interest and accordingly, approximates fair value. The fair value of derivative contracts are estimated based on market conditions in effect at the end of each reporting period.

Inventories

Inventories consist of tubular goods valued at the lower of average cost or market. Materials and supplies inventories are stated at cost and are charged to capital or expense, as appropriate, when used.

Accounting for Oil and Gas Operations

The Company follows the successful efforts method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts and any gain or loss is charged to income. Interest is capitalized during the drilling and completion period of wells and on other major projects. The amount of interest capitalized was $120,000, $0 and $150,000 during 2000, 1999 and 1998, respectively.

The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method. This method utilizes proved oil and gas reserves determined using market prices at the end of each reporting period. Dismantlement, restoration and abandonment costs are, in management's opinion, offset by residual values of lease and well equipment. As a result, no accrual for such costs is provided.

Impairment Review

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. A calculation of the aggregate before-tax undiscounted future net revenues is performed for the oil and gas properties. The Company utilizes an estimated price scenario based on its budget and future estimates of oil and gas prices from industry projections and quoted futures prices. The assumptions used at December 31, 2000 were based on an average oil price of $19.07 per barrel and $2.83 per Mcf over the remaining estimated life of the properties.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period for leases not expected to be utilized by the Company.

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

Loss Per Share

Net loss per share is presented for basic and diluted net loss and, if applicable, for net loss from discontinued operations and extraordinary losses. Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share includes the effects of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As the Company was in a net loss available to common stockholders position for all periods presented, there were no dilutive securities.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. There are no items of comprehensive loss for any periods presented. Beginning January 2001 with the adoption of SFAS No. 133, the effective portion of changes in fair value of derivative instruments that qualify for cash flow hedges will also be included in comprehensive income
(loss).

Recently Adopted Accounting Standards

In September 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"), which requires shipping and handling costs to be reflected as an operating expense rather than as a reduction of revenue. The Company was required to adopt the provisions of EITF No. 00-10 in the fourth quarter of 2000. Therefore, transportation costs are included in lease operating expenses for 2000 on the accompanying statement of operations. The Company has assessed the impact of this standard and has determined that the EITF does not have any significant impact on prior periods. Adoption of the provisions of EITF No. 00-10 had no impact on net income.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

2.    FINANCIAL INSTRUMENTS:

Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or loss are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. The Company has not incurred any significant losses nor does the Company expect any to occur.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 results in recording a liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $2,086,000 and to income recorded as cumulative effect of accounting change to the statement of operations of $159,000.

Crude Oil Hedging Activities

The Company has various contracts that hedge crude oil production structured as cost free collars whereby if the average monthly price, based on NYMEX Light Sweet Crude Oil Futures Contracts, is between a floor and a ceiling, no payment is exchanged between the parties. All contracts are with Enron Capital and Trade Resources Corp ("Enron"). The Company has hedged 750,000 barrels of its projected year 2001 oil production (approximately 60,000 barrels per month) under various collars with floors ranging from $19.00 to $24.00 per barrel and ceilings ranging from $20.80 to $26.75 per barrel. The Company has hedged 180,000 barrels of its projected year 2002 oil production (60,000 barrels per month for January through March) under various collars with floors at $23.00 per barrel and ceilings ranging from $24.77 to $26.35 per barrel. The Company may enter into additional year 2001 and 2002 oil hedges depending on market conditions. As of December 31, 2000, the fair value of these contracts is a liability of $1,927,000.

During the year 2000, the Company hedged 720,000 barrels of crude oil production under various collars from Enron. The Company recorded a reduction of revenue of $6.1 million under these contracts.

During the period April 1, 1999 to December 31, 1999, the Company hedged oil production under two contracts from Enron. The contracts were structured as swaps covering 80,000 barrels per month at an average strike price of $14.28. The Company recorded a reduction to revenue of $4.9 million under these contracts during 1999.

During 1998 the Company had various contracts in place consisting of puts, calls and collars. Each of the contracts was completely settled as of December 31, 1998. The effect of all hedging contracts in 1999 resulted in income of $550,000.

3.    LOSS PER SHARE:

The calculation of loss per share for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except per share data):

                                                          2000                        1999                        1998
                                               --------------------------   ------------------------   -------------------------
                                               Income           Per Share                    Per Share                  Per Share
                                               (Loss)  Shares    Amount     Loss     Shares   Amount    Loss    Shares   Amount
                                               ------  ------   --------- --------   ------  -------- --------  ------   -==-----
    Income (loss) from continuing
        operations before extraordinary
        item                                  $  2,144                    $(20,043)                   $(17,892)
    Accrued Preferred Series C dividends            --                        (663)                     (1,084)
    Accrued Preferred Series D dividends        (9,732)                     (2,262)                         --
    Accrued Preferred Series E dividends        (1,506)                       (350)                         --
    Accretion of Series D discount              (6,300)                     (1,473)                         --
    Accretion of Series E discount                (900)                       (220)                         --
                                              --------                     -------                    --------
BASIC AND DILUTED LOSS
    PER SHARE:
        Loss from continuing operations
           before extraordinary loss
           available to common
           stockholders                       $(16,294)  2,898   $(5.62)  $(25,011) 1,424   $(17.56) $(18,976)    839   $(22.62)
                                              ========           ======   ========           ======  ========           =======


4.    RESTRUCTURING TRANSACTION:

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

On March 20, 2001, Hampton Investments LLC ("Hampton") an affiliate of Smith Management LLC, purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the recapitalization. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, TCW owns 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock, and Hampton owns 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock. In connection with the Exchange Agreement, the Articles of Incorporation (the "Articles") of the Company were amended to designate the Series D Preferred Stock and Series E Preferred Stock. The amended Articles provide that the Common Stock, Series D Preferred Stock and Series E Preferred Stock shall vote together as a single class and not as a separate voting group or class, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock vote with the Common Stock on a share-for-share basis. Pursuant to the amended Articles, the total number of votes of the combined class of Common Stock, Series D Preferred Stock and Series E Preferred Stock outstanding at December 31, 2000 is 3,985,704 votes, of which 2,828,361 votes (representing approximately 71% of the total) are owned by TCW, and 304,295 votes (representing approximately 7.6% of the total) are owned by Hampton. Various persons and entities that may be considered related to Hampton on an additional 548,338 shares of Common Stock, so that together with Hampton such persons, entities and Hampton own an aggregate of 840,436 shares of Common Stock and 852,633 votes (representing approximately 21.4% of the total).

Under the amended Articles, the Series D Preferred Stock accrues dividends at a rate of $0.16875 per share per quarter (9% annual rate) if paid in cash on a current basis or $0.2109375 per share per quarter (11.25% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock or any other series of preferred stock while there are any accrued and unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock also has liquidation preference over all other classes and series of stock, in an amount equal to $7.50 per share ($80.7 million). The Series D Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid) for a redemption price of $7.50 per share and must be redeemed in equal amounts over three years commencing upon the earlier of September 21, 2004 or the repayment in full of the Company's existing senior credit facility which is April 1, 2002. The difference between the book value and the liquidation value of the Series D Preferred Stock at the exchange date ($20.2 million) is being accreted over the minimum redemption period beginning on April 1, 2002, and results in a charge against earnings available for common stockholders. In addition to voting as a class with the Common Stock and Series E Preferred Stock as discussed above, holders of 75% of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series D Preferred Stock, any merger or consolidation of the Company in which the Company is not the surviving entity, any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction or the sale or other transfer of substantially all of the assets of the Company. Further, a majority of the outstanding shares of Series D Preferred Stock, voting as a separate voting group, have the right to elect (i) four members of the Board for as long as at least 37.5% of the original shares of Series D Preferred Stock remain outstanding; (ii) three members of the Board for as long as at least 25%, but less than 37.5% remain outstanding; (iii) two members of the Board for as long as at least 12.5%, but less than 25% remain outstanding; and (iv) one member of the Board for as long as any shares of Series D Preferred Stock remain outstanding even though they are less than 12.5% of the original shares issued. As the number of members that may be elected by holders of Series D Preferred Stock decline, the holders of Common Stock are entitled to elect those members to the Board.

Under the amended Articles, the Series E Preferred Stock accrues dividends at a rate of $2.3125 per share per quarter (9.25% annual rate) if paid in cash on a current basis or $2.875 per share per quarter (11.5% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends may be paid on Common Stock while there are any accrued and unpaid dividends on the Series E Preferred Stock. The Series E Preferred Stock also has liquidation preference over all other classes and series of stock, except the Series D Preferred Stock, in an amount equal to $100.00 per share ($12.2 million). The Series E Preferred Stock may be redeemed at any time by the Company (subject to the senior credit facility being repaid on April 1, 2002 and the Series D Preferred Stock having been redeemed) for a redemption price of $100.00 per share and must be redeemed upon the earlier of September 21, 2006 or the redemption of all outstanding shares of Series D Preferred Stock. The difference between the book value and the liquidation value of the Series E Preferred Stock at the exchange date ($4.2 million) is being accreted over the minimum redemption period to April 1, 2004, and results in a charge against earnings available for common shareholders. In addition to voting as a class with Common Stock and Series D Preferred Stock as discussed above, holders of 75% of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, must approve any modification to the dividend rates, liquidation preferences or other privileges of the Series E Preferred Stock; any merger or consolidation of the Company in which the Company is not the surviving entity or any transaction which will result in the holders of voting stock of the Company immediately prior to such transaction owning less than 50% of the outstanding voting stock of the Company after the transaction, unless, in either case, the holders of Series E Preferred Stock receive shares with substantially the same rights and preferences as correspond to the Series E Preferred Stock; any merger in which the holders of Common Stock receive consideration in exchange for their Common Stock other than Common Stock of the surviving corporation that is junior to the securities issued to the holders of Series E Preferred Stock; or the sale or other transfer of substantially all of the assets of the Company unless, so long as the Series D Preferred Stock is outstanding, at least 60% of the Series E Preferred Stock is redeemed or the holders of Series E Preferred Stock receive an amount equal to 60% of 10/85ths of the total consideration received by the holders of Series D Preferred Stock and Series E Preferred Stock in the same form of consideration as that received by the holders of Series D Preferred Stock. Further, a majority of the outstanding shares of Series E Preferred Stock, voting as a separate voting group, have the right to elect one member of the Board.

One of the conditions to closing the Exchange Agreement was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "Fortis Credit Agreement") whose current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million.

The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. The Farmout Agreement was originally entered into effective June 1, 1998. As of December 31, 1998 Smith had received 15,222 (post reverse split) shares of Common Stock as payment of net proceeds through October 31, 1998 under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as the Company, Smith and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 (post reverse split) per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The Amendment to the Farmout Agreement on September 21, 1999 eliminated this option and provided for cash payments only effective June 1, 1999. The Amendment also allowed the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. As a result of this Amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan previously recorded by the Company is no longer considered outstanding. As a result, the Company has removed all previously recorded drilling costs, accumulated depletion, debt issue costs, loans and accrued interest as of September 21, 1999 and will no longer record revenue and costs from wells drilled under the Farmout Agreement in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The $5.8 million gain recognized upon the removal of previously recorded account balances was charged directly to equity due to the related-party nature of the transaction. The Farmout Agreement continues to provide that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

5.    DISCONTINUED OPERATIONS:

Pursuant to a decision by the Company's Board of Directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc., a wholly owned subsidiary was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). This subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to another wholly owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle. These asset and liabilities were disposed of during 2000.

As a result of this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. The Company recorded an additional loss of $250,000 to reflect adjustments to the final disposal costs associated with the refinery. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $70.3 million and $68.5 million during the years ended December 31, 1999 and 1998, respectively. The net current assets of discontinued operations at December 31, 1999 consist of $7.9 million of current assets consisting primarily of inventory and accounts receivable, offset by $5.8 million of liabilities, primarily accounts payable and accrued liabilities.

6.    OTHER PROPERTY AND EQUIPMENT:

                             December 31,
                          ----------------
                            2000     1999
                          -------  -------
                           (in thousands)
  Vehicles                $ 1,599  $ 1,579
  Land and buildings        1,003    1,214
  Furniture and fixtures    1,258    1,416
  Leasehold improvements       86       86
                          -------  -------
                            3,946    4,295

  Less accumulated
  depreciation             (1,949)  (1,858)
                          -------  -------
  Total                   $ 1,997  $ 2,437
                          =======  =======


7.    LONG-TERM DEBT (See Note 4):

TCW and Fortis Credit Agreements

On September 30, 1997, the Company closed separate Credit Agreements with TCW and ING (U.S.) Capital Corporation ("ING"). The TCW Credit Agreement provided the Company with $75.0 million, all of which was funded at closing. The TCW Credit Agreement originally provided for quarterly interest payments only, at a rate of 9.75% per annum, until the earlier of December 31, 2003 or the date on which the ING loan was paid in full. The Company initially granted a warrant to TCW to purchase 10,000 shares of common stock at an exercise price of $100.00 per share (subject to anti-dilution adjustments) and later granted TCW a warrant to purchase 5,852 shares of Common Stock at $17.50 (subject to anti-dilution adjustments) for an amendment that deferred certain interest payments during 1999. The Senior Lenders received warrants to purchase 5,000 shares of common stock at $17.50 (subject to anti-dilution adjustments) as consideration for entering into the amendment in March 1999. The Company also granted registration rights in connection with such warrants. The TCW Credit Agreement was secured by a second lien on substantially all assets of the Company. As discussed in Note 4, on September 21, 1999, TCW exchanged the outstanding principal balance of $75.0 million, accrued interest of $5.7 million and 15,852 warrants for Preferred Series D Stock and Common Stock of the Company.

As discussed in Note 4, on September 21, 1999, the Company entered into the Fortis Credit Agreement with its Senior Lenders as part of the Recapitalization which was further amended on January 31, 2000, March 20, 2000, September 30, 2000, November 14, 2000 and on March 29, 2001.

The outstanding principal balance at December 31, 2000 was $83.5 million. All borrowings under the Fortis Credit Agreement are due on April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on April 1, 2001 and October 1, 2001 and may be redetermined at the option of the Senior Lenders one additional time. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. The Fortis Credit Agreement also contains a provision that the LIBOR rate margin will increase to 3.5% at September 30, 2001 and to 4.0% at December 31, 2001 if the Company has not raised $10.0 million of additional equity. At December 31, 2000, substantially all amounts were borrowed under the LIBOR option at an effective rate of 8.04% through August 27, 2001. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

A summary of the Company's long-term debt follows (in thousands):

                                  December 31,
                               -----------------
                                 2000      1999
                               -------   -------
Fortis Credit Agreement        $83,500   $78,915
Other                               --       167
                               -------   -------
        Total long-term debt   $83,500   $79,082
                               =======   =======


All amounts outstanding as of December 31, 2000 are due on April 1, 2002.

8.    INCOME TAXES:

In 2000, 1999 and 1998, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 is as follows (in thousands):

                                                               Deferred
                                                December 31,    Expense    December 31,
                                                  2000         (Benefit)       1999
                                                ------------  ----------   ------------
Deferred tax assets:

    Net operating loss carryforwards             $ 25,691      $  4,350      $ 21,341

Valuation allowance                               (16,037)         (492)      (15,545)
                                                 --------      --------      --------
               Deferred tax assets                  9,654         3,858         5,796
                                                 --------      --------      --------
Deferred tax liabilities:
    Depletion, depreciation and amortization
        of property and equipment                  (9,654)       (3,858)       (5,796)
                                                 --------      --------      --------
               Deferred tax liabilities            (9,654)       (3,858)       (5,796)
                                                 --------      --------      --------
               Net deferred tax assets           $     --      $     --      $     --
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

Income tax expense for 2000, 1999 and 1998 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):

                                                   December 31,
                                         --------------------------------
                                           2000        1999        1998
                                         --------    --------    --------
Expected statutory tax expenses at 34%   $    644    $(12,537)   $ (7,974)
Change in valuation allowance, net           (492)     12,514       8,292
Other                                        (152)         23        (318)
                                         --------    --------    --------
        Net tax expense                  $     --    $     --    $     --
                                         ========    ========    ========


No state or federal income taxes are payable at December 31, 2000 or 1999, and the Company did not pay any income taxes in 2000, 1999 or 1998. At December 31, 2000, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $68.9 million, that expire from 2001 to 2020. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

9.    CAPITAL STOCK (SEE NOTE 4):

Series D and Series E Preferred Stock

See Note 4 for a full description of the Series D and Series E rights and preferences.

10.   SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION (SEE NOTE 4):

Cash paid for interest during 2000, 1999 and 1998 was approximately $7,857,000, $6,112,000 and $11,629,000, respectively.

In 2000, the Company sold surface land to a former officer of the Company for the assumption of a note payable of $167,000, by the former officer, that had previously been recorded on the Company's financial statements.

As part of the Smith Farmout restructuring, the following accounts were impacted in 1999:

              Oil and gas properties                                   $(13,833)
              Accumulated depletion, depreciation and amortization        2,837
              Deferred debt offering costs                                 (233)
              Smith Farmout loan                                         15,085
              Smith Farmout accrued interest                              2,792
              Additional paid-in capital                                 (5,837)

During 1998, the Company paid interest on the Smith Farmout transaction, as allowed by its terms, by issuing common stock valued at $866,000.

11.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases 16,500 square feet of office space under a noncancellable operating lease. Future payment under this lease is as follows (in thousands):

                           2001                     $300
                           2002                      300
                                                    ----
                              Total                 $600
                                                    ====


Total lease expense during 2000, 1999 and 1998 was $300,000, $264,000 and $264,000, respectively.

401(k) Plan

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) Plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. During the period January 1, 1999 to September 30, 1999, the Company match was reduced to 100% of the first 2% of salary contributed. Matching contributions of $191,000, $104,000 and $206,000 were made by the Company during 2000, 1999 and
1998, respectively.

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

The Company is currently involved in a dispute with a third party relating to gathering fees. The issue has been remanded to arbitration. Management is not able to estimate the outcome of the arbitration as of the filing date.

Consulting Agreement

The Company entered into a consulting agreement on September 21, 1999 with a former director of the Company that was also an officer of Smith Management pursuant to which this individual will receive $200,000 annually, paid in equal monthly installments for consulting services to be provided to the Company until September 21, 2002.

12.   STOCK OPTIONS:

1988 Stock Option Plan

On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "1988 Plan") for the benefit of key employees and directors of the Company. A total of 21,280 shares of common stock are reserved for issuance under the 1988 Plan. All options under the 1988 Plan are granted, exercisable and expire 10 years from the date of grant.

1997 Stock Option Plan

On April 30, 1997, the Company's Board of Directors adopted an incentive stock option plan (the "1997 Plan") for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 50,000 shares for grant under the 1997 Plan of which 41,850 options were granted through December 31, 2000 at prices equal to the market value of the Company's stock on the date of grant. All granted options are vested except for 10,000 options which vest on December 31, 2001. There are 8,150 shares available for grant as of December 31, 2000.

A summary of option grants, exercises and average prices under both the plans is presented below:

                                                    Weighted           Option            Weighted
                                                     Average          Exercise          Fair Value
                                    Number of       Exercise           Price             of Options
                                     Options          Price            Range              Granted
                                    ---------       --------     -----------------      ----------
Balance, December 31, 1997            22,270        $  75.80     $ 25.00 - $115.00
    Granted                            3,000           84.40       84.40 -   84.40         $60.79
                                                                                           ======
    Exercised                           (680)          54.60       25.00 -   68.70
                                    --------        --------       ---------------
Balance, December 31, 1998            24,590           76.40       25.00 -  115.00
    Granted                           30,000           10.00       10.00 -   10.00         $ 8.23
                                                                                           ======
    Cancelled                         (4,474)          39.10       25.00 -   68.70
    Expired                           (1,800)         115.00      115.00 -  115.00
                                    --------        --------     -----------------
Balance, December 31, 1999            48,316           37.20       10.00 -  110.00
    Cancelled                        (26,580)          29.50       10.00 -  110.00
                                    --------        --------     -----------------
Balance, December 31, 2000            21,736        $  46.88     $ 10.00 - $110.00
                                    ========        ========     =================

Plan options exercisable as of
    December 31, 2000                 11,736        $ 78.30
                                    ========        =======

Non-Plan Grants

From time to time the Company grants nonqualified options to purchase common stock to its executive officers. The grants have a vesting period of five years. These grants were made at fair value. The grants' lives are ten years. The table below summarizes the activities associated with these grants to executive officers:

                                                  Weighted        Options        Weighted
                                                  Average        Exercise        Fair Value
                                     Number of    Exercise         Price         of Options
                                      Options     Price            Range           Granted
                                     ---------    --------       --------        ----------
Balance, December 31, 1997
    and 1998*                           94,692     $82.10     $31.30 - $110.00
        Granted                        141,700       9.38       9.38 -    9.38     $7.22
                                                                                   =====
        Cancelled                      (90,192)     82.60      31.25 -  110.00
                                      --------     ------     ----------------
Balance, December 31, 1999             146,200      10.42       9.38 -  100.00
        Cancelled                       (4,500)     95.56      90.00 -  100.00
                                      --------     ------     ----------------
Balance, December 31, 2000             141,700     $ 9.38     $ 9.38 -    9.38
                                      ========     ======     ================

Non-Plan options exercisable
    as of December 31, 2000             28,340     $ 9.38
                                      ========     ======

*No activity during 1998.

The following table summarizes information for options outstanding as of December 31, 2000 for all Plan and Non-Plan options.


                                             Options Outstanding                     Options Exercisable
                                        -------------------------------          ---------------------------
                                           Weighted            Weighted                             Weighted
                                            Average            Average                               Average
      Range of                             Remaining           Exercise                             Exercise
    Exercise Price       Number         Contractual Life         Price           Number               Price
   ---------------       -------        ----------------      ---------          ------             --------
   $ 9.38 - $10.00       151,700            8.9                $  9.42           28,340              $  9.38
    25.00 -  37.50         1,440            3.3                  32.98            1,440                32.98
    40.63 -  53.00         2,056            2.0                  49.62            2,056                49.62
    68.70 -  90.00         5,240            6.1                  85.65            5,240                85.65
    94.40 - 110.00         3,000            6.8                 106.88            3,000               106.88
                         -------            ---                -------           ------              -------
                         163,436            8.6                 $14.21           40,076              $ 29.56
                         =======            ===                =======           ======              =======


All options cancelled and reissued are subject to the criteria of the FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). In 1999, 33,500 options were cancelled and reissued at market price. These options are being accounted for as a variable option grant based on the market price on July 1, 2000. These options have been marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000 to the extent there are increases in the Company's stock price above the market rate value of the stock on July 1, 2000. There was no adjustment made for these options in the year ended December 31, 2000 as the stock price has not exceeded the stock price in effect on July 1, 2000. Subsequent to December 31, 2000, 116,700 Non-Plan options at an exercise price of $9.38 were cancelled and 300,000 new Non-Plan options were granted. The grant price for the new options was $1.63 for 180,000 and $2.84 for 120,000. The new grants' lives are eight years and vest over a three year period. The 300,000 stock options will be treated as a variable stock option grant prospectively from the date of the new option grants.

The Company has elected to account for grants of stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion No. 25 and its interpretations. If compensation expense for grants of stock options and warrants had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share ("LPS") would have been the following pro forma amounts (in thousands, except per share data):


                                                                         2000        1999          1998
                                                                       --------    ---------     --------
         Net loss, attributable
             to common stockholders              As reported           $(16,544)   $ (41,841)    $(24,536)
                                                 Pro forma              (16,991)     (42,376)     (25,978)

         Basic and Diluted LPS                   As reported           $  (5.71)   $  (29.37)    $ (29.25)
                                                 Pro forma                (5.86)      (29.76)      (30.80)


The pro forma adjustments are calculated using an estimate of the fair value of each option on the date of grant. No options were granted during 2000.

                                               1999             1998
                                             -------           -------
Weighted average remaining life              5 years           5 years
Risk-free interest rate                          6.0%              5.3%
Expected dividend yield                            0%                0%
Expected lives                               5 years           5 years
Expected volatility                            113.2%             87.5%


13.   OIL AND GAS PRODUCING ACTIVITIES:

Major Customers

Sales to the following Companies represented 10% or more of the Company's revenues (in thousands):

                                   2000       1999        1998
                                   ----       ----        ----
BP                               $17,016     $4,858     $    --
Chevron                           11,611         --      10,370
Wasatch                            5,556         --          --

Cost Incurred in Oil and Gas Producing Activities (in thousands):


                                      2000      1999      1998
                                     -------   -------   -------
Unproved property acquisition cost   $    33   $    --   $   303
Proved property acquisition cost          --        --       105
Development cost                      13,709     3,512    37,709
Exploration cost                         135       155       153
                                     -------   -------   -------
       Total                         $13,877   $ 3,667   $38,270
                                     =======   =======   =======


Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands):

                                             2000         1999         1998
                                          ---------    ---------    ---------
Unproved properties                       $   3,797    $   4,410    $  14,585
Proved properties                           174,348      160,889      161,472
Gas transportation facilities                 5,814        4,918        4,481
                                          ---------    ---------    ---------
       Total                                183,959      170,217      180,538

Accumulated depletion, depreciation and
    amortization                            (35,004)     (27,805)     (21,433)
                                          ---------    ---------    ---------
       Total                              $ 148,955    $ 142,412    $ 159,105
                                          =========    =========    =========


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

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                          2000           1999           1998
                                     -----------    -----------    -----------
Future cash inflows                  $ 1,633,382    $ 1,127,531    $   183,642
Future production costs                 (292,305)      (259,022)       (88,870)
Future development costs                (202,071)      (189,297)            --
Future income tax provision             (369,220)      (188,630)            --
                                     -----------    -----------    -----------
Future net cash flows                    769,786        490,582         94,772
Less effect of 10% discount factor      (445,360)      (292,270)       (40,659)
                                     -----------    -----------    -----------
Standardized measure of discounted
    future net cash flows            $   324,426    $   198,312    $    54,113
                                     ===========    ===========    ===========


The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                     2000         1999         1998
                                                  ---------    ---------    ---------
Standardized measure, beginning of year           $ 198,312    $  54,113    $  78,622
Purchase of reserves in place                            --           --           76
Sales of reserves in place                               --      (15,548)          --
Sales of oil and gas produced excluding
    hedging, net of production costs                (26,501)     (13,919)     (11,912)
Net change in sales prices and production costs     168,192      123,905      (96,051)
Extensions, discoveries and improved
    recovery, net                                    12,269           --        7,910
Revisions of previous quantity estimates              8,667      349,080      (58,104)
Change in future development costs                   (7,396)    (111,348)     232,087
Net change in income taxes                          (66,753)     (55,855)      15,200
Accretion of discount                                25,417        5,411        9,384
Changes in production rates and other                12,219     (137,527)    (123,099)
                                                  ---------    ---------    ---------
Standardized measure, end of year                 $ 324,426    $ 198,312    $  54,113
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

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The impact of oil and gas prices has a significant impact on the standardized measure. Future increases or decreases in oil or gas prices increase or decrease the value of the standardized measure accordingly. As of December 31, 2000, the Company used prices of $23.78 per Bbl and $7.73 per Mcf which is reflective of the market price at yearend. Prices used by the Company in 1999 were $21.56 per Bbl and $1.83 per Mcf.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2000, 1999 and 1998:

                                                2000                     1999                        1998
                                      ----------------------   -----------------------    ------------------------
                                      Oil (MBbl)  Gas (MMcf)   Oil (MBbl)   Gas (MMcf)    Oil (MBbl)    Gas (MMcf)
                                      ----------  ----------   ----------   ----------    ----------    ----------
Proved reserves, beginning of year      47,129       60,935       18,602       18,063       37,135       75,483
Purchase of reserves in place               --           --           --           --           21           14
Sales of reserves in place                  --           --       (2,487)      (3,100)          --           --
Extensions and discoveries                 660        1,584           --           --           --           --
Improved recoveries                        400          200           --           --        3,145        2,814
Production                              (1,072)      (2,289)      (1,165)      (2,901)      (1,501)      (3,006)
Revisions of previous estimates             42        5,757       32,179       48,873      (20,198)     (57,242)
                                       -------      -------      -------      -------      -------      -------
Proved reserves, end of year            47,159       66,187       47,129       60,935       18,602       18,063
                                       =======      =======      =======      =======      =======      =======
Proved developed reserves,
         end of year                    17,531       13,647       16,634       15,476       18,394       18,030
                                       =======      =======      =======      =======      =======      =======

14.  QUARTERLY EARNINGS (UNAUDITED):


Summarized unaudited quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

                                               Quarter Ended
                              -------------------------------------------------
                              March 31,     June 30,  September 30, December 31,
                                2000         2000         2000         2000
                              -------       -------      -------      -------
Revenues                       $ 6,094      $ 7,063      $ 7,461      $ 7,879
Operating income                 2,059        2,878        2,638        2,764
Net income                          77          847          209          761
Basic and diluted loss
    per share available to
    common stockholders          (1.56)       (1.30)       (1.52)       (1.33)

                                                                Quarter Ended
                                               -----------------------------------------------------
                                               March 31,     June 30,     September 30, December 31,
                                                 1999          1999          1999           1999
                                               --------      --------      --------      --------
Revenues                                       $  4,034      $  4,381      $  4,359      $  3,625
Operating loss                                   (1,298)         (634)       (1,678)         (516)
Net loss before extraordinary item               (6,016)       (4,622)       (6,929)      (18,750)
Net loss                                         (6,016)       (4,622)       (7,485)      (18,750)
Basic and diluted loss per share available
    to common stockholders before
    extraordinary item                            (7.35)        (5.76)        (6.59)       (15.92)
Basic and diluted loss per share available
    to common stockholders                        (7.35)        (5.76)        (7.11)       (15.92)

                                 EXHIBIT INDEX


Item
Number            Description
- ------            -----------
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

10.7              Shareholders Agreement dated as of September 21, 1999 between
                  Inland, Holdings, Fund V, JEDI and Pengo Securities Corp.,
                  Smith Energy Partnership, Randall D. Smith, Jeffrey A. Smith,
                  Barbara Stovall Smith, John W. Adams and Arthur J. Pasmas
                  (collectively, the "Smith Group") (filed as Exhibit 10.2 to
                  Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

10.8 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

10.9              Severance Agreement between Inland and John E. Dyer dated
                  November 18, 1999 (filed as Exhibit 10.13 to Inland's Annual
                  Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.10 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999 (filed as Exhibit 10.14 to
                  Inland's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference).

10.11             Stock Option Agreement between Inland and William T. War dated
                  October 1, 1999 representing 25,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

*10.12            Amendment to Employment Agreement between Inland and William
                  T. War, amending the Employment Agreement filed as Exhibit
                  10.10.

*10.13 Employment Agreement between Inland and Michael J. Stevens dated effective as of February 1, 2001.

*10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001.

*10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

*10.16 Employment Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001.

*10.17 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

*10.18            Oil Purchase and Delivery Agreement dated November 7, 2000.

*21.1             Subsidiaries of Inland.

*23.1             Consent of Arthur Andersen LLP.

*23.2             Consent of Ryder Scott Company Petroleum Engineers.

- ---------
   *   Filed herewith