Form 10-Q
period 2001-03-31
INLAND RESOURCES INC
filed 2001-05-15
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    ----------------

                         Commission file number 0-16487
                                                -------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


         Washington                                    91-1307042
 -------------------------------                       ----------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado              80202
--------------------------------------------              -----
  (Address of Principal Executive Offices)              (ZIP Code)


Registrant's Telephone Number, Including Area Code:  (303) 893-0102
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


                                    Yes xx   No
                                        ---

Number of shares of common stock, par value $.001 per share, outstanding as of May 9, 2001: 2,897,732
             ---------

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                 (In thousands)

                                                                             March 31,    December 31,
                                                                               2001          2000
                                                                             ---------    -------------
                                  ASSETS                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $     134    $         848
   Accounts receivable and accrued sales                                         5,104            5,284
   Inventory                                                                       933              835
   Other current assets                                                            322              381
                                                                             ---------    -------------
            Total current assets                                                 6,493            7,348
                                                                             ---------    -------------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                          189,112          183,959
   Accumulated depletion, depreciation and amortization                        (36,867)         (35,004)
                                                                             ---------    -------------
                                                                               152,245          148,955
   Other property and equipment, net                                             2,076            1,997
   Other long-term assets                                                        1,423            1,765
                                                                             ---------    -------------
            Total assets                                                     $ 162,237    $     160,065
                                                                             =========    =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                          $   3,528    $       2,141
   Accrued expenses                                                              2,964            3,391
   Fair market value of derivative instruments                                   2,125
                                                                             ---------    -------------
            Total current liabilities                                            8,617            5,532
                                                                             ---------    -------------

Long-term debt                                                                  83,500           83,500

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding,
         Liquidation preference of $80.7 million                                69,851           68,273
   Accrued preferred series D dividends                                         14,712           11,994
   Series E stock, 121,973 shares issued and outstanding,
         Liquidation preference of $12.2 million                                 9,375            9,120
   Accrued preferred series E dividends                                          2,276            1,856

Stockholders' deficit:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized,
         Series D and Series E outstanding
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                            3                3
   Additional paid-in capital                                                   46,864           51,157
   Comprehensive loss                                                           (1,780)
   Accumulated deficit                                                         (71,181)         (71,370)
                                                                             ---------    -------------
            Total stockholders' deficit                                        (26,094)         (20,210)
                                                                             ---------    -------------
            Total liabilities and stockholders' deficit                      $ 162,237    $     160,065
                                                                             =========    =============

        The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                          FOR THE THREE-MONTH PERIODS
                         ENDED MARCH 31, 2001 AND 2000
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                             Three months ended
                                                                 March 31,
                                                         --------------------------
                                                            2001            2000
                                                         -----------    -----------
Revenues:
   Oil and gas sales                                     $     8,169    $     6,058

Operating expenses:
   Lease operating expenses                                    2,281          1,650
   Production taxes                                              206            159
   Exploration                                                    31             29
   Depletion, depreciation and amortization                    2,014          1,788
   General and administrative, net                             1,028            373
                                                         -----------    -----------
             Total operating expenses                          5,560          3,999
                                                         -----------    -----------
Operating income                                               2,609          2,059
Interest expense                                              (2,099)        (2,003)
Unrealized derivative loss due to time value                    (390)
Interest and other income                                         24             21
                                                         -----------    -----------
Net income before cumulative effect of change in
   accounting principle                                          144             77
Cumulative effect of change in accounting principle               45
                                                         -----------    -----------
Net income                                                       189             77
Accrued preferred Series D dividends                          (2,718)        (2,433)
Accrued preferred Series E dividends                            (420)          (376)
Accretion of preferred Series D discount                      (1,578)        (1,575)
Accretion of preferred Series E discount                        (255)          (225)
                                                         -----------    -----------
Net loss attributable to common stockholders             $    (4,782)   $    (4,532)
                                                         ===========    ===========

Net income                                               $       189    $        77
Comprehensive income from change in fair value of
   derivative contracts                                          192
                                                         -----------    -----------
                                                         $       381    $        77
                                                         ===========    ===========

Basic and diluted net loss per share before cumulative
   effect of change in accounting principle              $     (1.67)   $     (1.56)
Cumulative effect of change in accounting principle              .02
                                                         -----------    -----------
Basic and diluted net loss per share                     $     (1.65)   $     (1.56)
                                                         ===========    ===========

Basic and diluted weighted average common shares
outstanding                                                2,897,732      2,897,732
                                                         ===========    ===========

Dividends per common share                                      NONE           NONE
                                                         ===========    ===========



         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                                                     2001       2000
                                                                    -------    -------
Cash flows from operating activities:
   Net income                                                       $   189    $    77
   Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Depletion, depreciation and amortization                    2,014      1,788
          Amortization of debt issue costs and debt discount            300        120
          Noncash charges related to derivative contracts               345
          Noncash employee compensation                                 678
          Effect of changes in current assets and liabilities:
             Accounts receivable                                        180     (1,125)
             Inventory                                                  (97)       (41)
             Other assets                                               101       (162)
             Accounts payable and accrued expenses                      959       (684)
                                                                    -------    -------
Net cash provided (used) by operating activities                      4,669        (27)
                                                                    -------    -------

Cash flows from investing activities:
   Development expenditures and equipment purchases                  (5,383)    (3,748)
                                                                    -------    -------
Net cash used by investing activities                                (5,383)    (3,748)
                                                                    -------    -------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      2,585
                                                                               -------
Net cash provided by financing activities                                        2,585
                                                                               -------

Net cash and cash equivalents used by continuing operations            (714)    (1,190)
Net cash and cash equivalents provided by discontinued operations                  963
Cash and cash equivalents at beginning of period                        848      1,018
                                                                    -------    -------

Cash and cash equivalents at end of period                          $   134    $   791
                                                                    =======    =======

         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   COMPANY ORGANIZATION:

     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing and nonproducing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah (the "Field").

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.   ACCOUNTING PRONOUNCEMENT:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000. At March 31, 2001, the effect of SFAS No. 133 resulted in the Company adjusting its liability reflecting the fair value of derivatives to $2,125,000. Accumulated other comprehensive loss was adjusted to $1,780,000 as a result of reclassifying $227,000 to the statement of operations and accounting for new derivative instruments obtained by the Company in the first quarter if 2001. The derivatives owned by the Company are all expected to settle within the next 12 months.

     The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.2 million and $1.1 million during the first quarters of 2001 and 2000, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

4.   FORTIS CREDIT AGREEMENT:

     On September 21, 1999, the Company entered into the Fortis Credit Agreement which was further amended on January 31, 2000, March 20, 2000, September 30, 2000, November 14, 2000 and on March 29, 2001. The outstanding principal balance at March 31, 2001 was $83.5 million. All borrowings under the Fortis Credit Agreement are due on April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. The borrowing base is calculated as the collateral value of proved reserves and will be redetermined on October 1, 2001 and may be redetermined one additional time at the option of the lenders. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. The Fortis Credit Agreement also contains a provision that the LIBOR rate margin will increase to 3.5% at September 30, 2001 and to 4.0% at December 31, 2001 if the Company has not raised $10.0 million of additional equity. At March 31, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 8.04% through August 27, 2001. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage, debt coverage and working capital ratios. The Company was in violation of its working capital covenant at March 31, 2001 and received a waiver of this covenant violation through the quarter ended March 31, 2002. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

     As stated above, all borrowings under the Fortis Credit Agreement are due on April 1, 2002, or potentially earlier. In addition, the Company's Series D Preferred Stock must be redeemed equally over three years beginning upon the earlier of September 21, 2004 or the repayment in full of the Company's senior credit facility, which by its terms is April 1, 2002. The Company does not expect to generate sufficient cash from operations before April 1, 2002 to satisfy these commitments. As a result, the Company is developing a plan to address this issue which may include (1) renegotiating its existing Fortis Credit Agreement to provide for repayment terms beyond April 1, 2002, (2) entering into a new senior credit facility with repayment terms beyond April 1, 2002, (3) issuing subordinated debt of the Company (4), selling equity of the Company; and/or (5) selling assets of the Company. Although management cannot give assurance, they believe the Company will be successful in obtaining modifications to existing agreements or raising the necessary capital from other sources in the time frames required.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended March 31, 2001 and 2000:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended March 31, 2001 increased $2.1 million, or 35% from the previous year. As shown in the table below, the variance was caused by higher crude oil sales volumes and higher average natural gas prices. Crude oil sales as a percentage of total oil and gas sales were 75% and 87% in the first quarter of 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.2 million and $1.1 million during the first quarters of 2001 and 2000, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                             Quarter Ended March 31, 2001                       Quarter Ended March 31, 2000
                        --------------------------------------             --------------------------------------
                          Net Volume      Average     Sales                  Net Volume     Average       Sales
                        (Bbls or Mcfs)     Price    (in 000's)             (Bbls or Mcfs)    Price     (in 000's)
                        --------------    -------   ----------             --------------   -------    ----------
Crude Oil Sales             283,490        $24.99   $    7,084               248,361         $25.27    $    6,275
Natural Gas Sales           483,062        $ 4.81        2,322               531,835         $ 1.72           914
Hedging loss                                            (1,237)                                            (1,131)
                                                    ----------                                         ----------
   Total                                            $    8,169                                         $    6,058
                                                    ==========                                         ==========

         Lease Operating Expenses. Lease operating expense for the quarter ended March 31, 2001 increased $631,000, or 38% from the previous year first quarter. Lease operating expense per BOE increased from $4.90 per BOE sold in the first quarter of 2000 to $6.27 in 2001. The increase in expense is due to higher costs of materials and labor due to increased demand for products, services and employees in the Monument Butte region.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during the first quarter of 2001 and 2000. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended March 31, 2001 increased 13%, or $226,000, from the previous year first quarter. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.12 per BOE sold during the first quarter of 2001 compared to $4.86 per BOE sold during the first quarter of 2000.

         General and Administrative, Net. General and administrative expense for the quarter ended March 31, 2001 increased $655,000 from the previous year first quarter. The 2001 quarter includes a noncash compensation charge relating to repriced stock options of $678,000. After removing this charge, general and administrative expense was slightly lower between quarters. General and Administrative expense is reported net of operator fees and reimbursements which were $1.57 million and $1.35 million during the first quarters of 2001 and 2000, respectively.

         Interest Expense. Interest expense for the quarter ended March 31, 2001 increased $96,000 from the previous year first quarter. The increase resulted from an increase in the average amount of borrowings outstanding during the quarter. Borrowings during the first quarter of 2001 and 2000 were recorded at effective interest rates of 10.0% and 9.8%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first quarter of 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Accrued Preferred Series D Stock Dividends. The Company's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly.

         Accrued Preferred Series E Stock Dividends. The Company's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly.

         Accretion of Preferred Series D Stock Discount. The Company's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value ($80.7 million) over the minimum mandatory redemption period which starts on April 1, 2002 and ends on April 1, 2004.

         Accretion of Preferred Series E Stock Discount. The Company's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

         Effective September 21, 1999, the Company entered into the Fortis Credit Agreement, the current members of which are Fortis Capital Corp. and U.S. Bank National Association. At March 31, 2001, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on October 1, 2001 and may be redetermined one additional time at the option of the lenders. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference.

         All borrowings under the Fortis Credit Agreement are due on April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. In addition, the Company's Series D Preferred Stock must be redeemed equally over three years beginning upon the earlier of September 21, 2004 or the repayment in full of the Company's senior credit facility, which by its terms is April 1, 2002. The Company does not expect to generate sufficient cash from operations before April 1, 2002 to satisfy these commitments. As a result, the Company is developing a plan to address this issue which may include
(1) renegotiating its existing Fortis Credit Agreement to provide for repayment terms beyond April 1, 2002, (2) entering into a new senior credit facility with repayment terms beyond April 1, 2002, (3) issuing subordinated debt of the Company, (4) selling equity of the Company; and/or (5) selling assets of the Company. Although management cannot give assurance, they believe the Company will be successful in obtaining modifications to existing agreements or raising the necessary capital from other sources in the time frames required.

         Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) 3% above the LIBOR rate. As of March 31, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 8.04% through August 27, 2001. The Fortis Credit Agreement also contains a provision that the LIBOR rate margin will increase to 3.5% at September 30, 2001 and 4.0% at December 31, 2001 if the Company has not raised $10.0 million of additional equity. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investment and merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in violation of its working capital covenant at March 31, 2001 and received a waiver of this covenant violation through the quarter ended March 31, 2002. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

CASH FLOW AND CAPITAL PROJECTS

      During the first quarter of year 2001, the Company used its cash from operations of $5.3 million and $0.7 million of cash to continue development of the Field ($5.4 million) and to service interest on borrowings ($2.1 million). Field development in the first quarter of 2001 consisted of drilling 11 wells and converting 6 wells to water injection along with the continued extension of the gas gathering and water delivery infrastructures.

      The Company's capital budget for development of the Field in year 2001 is $17.0 million net to the Company. The Company plans to drill 52 wells and convert 50 wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

INFLATION AND CHANGES IN PRICES

      The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 2001 or 2000.

FORWARD LOOKING STATEMENTS

      Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of fields, marketing of crude oil and natural gas, the Company's capital budget and future capital requirements, credit facilities, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, the results of financing efforts, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the SEC.

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

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable April 1, 2002. As of March 31, 2001, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at an interest rate of 8.04% through August 27, 2001. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                  Increase in Interest Expense Without Hedge
                                -----------------------------------------------
                                April 1, 2001 through   January 1, 2002 through
                                  December 31, 2001          April 1, 2002
                                ---------------------   -----------------------
1% increase in interest rates         $ 278,000                $ 209,000
2% increase in interest rates         $ 556,000                $ 418,000

         Commodity Risks. The Company hedges a portion of its crude oil production to reduce its exposure to market price fluctuations. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX index. Gains or losses on hedging activities are recognized as an adjustment to crude oil sales in the period in which the hedged production is sold.

      The Company has entered into various contracts in the form of swaps or collars to hedge crude oil production during calendar years 2001 and 2002. The potential gains or (losses) on these contracts subsequent to March 31, 2001 based on a hypothetical average market price of equivalent product are as follows:

                                    Average NYMEX Per Barrel Market Price for the Contract Period
                          -------------------------------------------------------------------------------
                            $    20.00   $  22.00  $   24.00   $     26.00   $     28.00    $     30.00
   April-December 2001      $  671,000   $242,000  $(803,000)  $(1,700,000)  $(2,772,000)   $(3,912,000)
        Year 2002           $1,343,000   $683,000  $ 203,000   $  (208,000)  $  (837,000)   $(1,497,000)

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

---------

(b)      Reports on Form 8-K:

         None.

                              INLAND RESOURCES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INLAND RESOURCES INC.
                                     (Registrant)


Date:  May 9, 2001                   By: /s/  Bill I. Pennington
      --------------                     -------------------------------------
                                         Bill I. Pennington
                                         Chief Financial Officer


Date:  May 9, 2001                   By: /s/  Michael J. Stevens
      --------------                     -------------------------------------
                                         Michael J. Stevens
                                         Vice President, Secretary and Treasurer
                                         (Principal Accounting Officer)