Form 10-Q
period 2001-06-30
INLAND RESOURCES INC
filed 2001-08-13
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from             to
                                              -----------    -----------

                         Commission file number 0-16487
                                                -------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               Washington                                 91-1307042
     ---------------------------------                    ----------
      (State or Other Jurisdiction of         (IRS Employer Identification No.)
     Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                 80202
--------------------------------------------                 -----
  (Address of Principal Executive Offices)                (ZIP Code)


Registrant's Telephone Number, Including Area Code:      (303) 893-0102
                                                         --------------

(Former name, address and fiscal year, if changed,
since last report)
                                                         ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Number of shares of common stock, par value $.001 per share, outstanding as of August 1, 2001: 2,897,732
                ---------

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (In thousands)

                                                                               June 30,    December 31,
                                                                                2001           2000
                                                                             -----------   ------------
                                  ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $       9     $     848
   Accounts receivable and accrued sales                                          5,269         5,284
   Inventory                                                                        993           835
   Other current assets                                                             133           381
                                                                              ---------     ---------
            Total current assets                                                  6,404         7,348
                                                                              ---------     ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                           194,720       183,959
   Accumulated depletion, depreciation and amortization                         (39,019)      (35,004)
                                                                              ---------     ---------
                                                                                155,701       148,955
   Other property and equipment, net                                              2,165         1,997
   Other long-term assets                                                         1,446         1,765
                                                                              ---------     ---------
            Total assets                                                      $ 165,716     $ 160,065
                                                                              =========     =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $   4,023     $   2,141
   Accrued expenses                                                               4,381         3,391
   Fair market value of derivative instruments                                      941            --
                                                                              ---------     ---------
            Total current liabilities                                             9,345         5,532
                                                                              ---------     ---------

Long-term debt                                                                   83,500        83,500

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding,
         Liquidation preference of $80.7 million                                 71,156        68,273
   Accrued preferred series D dividends                                          17,430        11,994
   Series E stock, 121,973 shares issued and outstanding,
         Liquidation preference of $12.2 million                                  9,585         9,120
   Accrued preferred series E dividends                                           2,696         1,856

Stockholders' deficit:
   Preferred Class A stock, par value $.001, 20,000,000 shares authorized,
         Series D and Series E outstanding
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                             3             3
   Additional paid-in capital                                                    42,211        51,157
   Comprehensive loss                                                              (749)           --
   Accumulated deficit                                                          (69,461)      (71,370)
                                                                              ---------     ---------
            Total stockholders' deficit                                         (27,996)      (20,210)
                                                                              ---------     ---------
            Total liabilities and stockholders' deficit                       $ 165,716     $ 160,065
                                                                              =========     =========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              INLAND RESOURCES INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                    (In thousands except earnings per share)
                                   (Unaudited)


                                                             Three months ended              Six Months ended
                                                                  June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                            2001           2000            2001            2000
                                                         -----------    -----------    -----------    -----------
Revenues:
   Oil and gas sales                                     $     8,572    $     7,027    $    16,741    $    13,085

Operating expenses:
   Lease operating expenses                                    2,370          1,663          4,651          3,313
   Production taxes                                              211            179            417            338
   Exploration                                                    30             30             61             59
   Depletion, depreciation and amortization                    2,301          1,951          4,315          3,739
   General and administrative, net                               276            326          1,304            699
                                                         -----------    -----------    -----------    -----------
             Total operating expenses                          5,188          4,149         10,748          8,148
                                                         -----------    -----------    -----------    -----------

Operating income                                               3,384          2,878          5,993          4,937
Interest expense                                              (1,837)        (2,015)        (3,936)        (4,018)
Unrealized derivative (loss) gain due to time value              153             --           (237)            --
Interest and other income                                         20            (16)            44              5
                                                         -----------    -----------    -----------    -----------
Net income before cumulative effect of change in
Accounting principle                                           1,720            847          1,864            924
Cumulative effect of change in accounting principle               --             --             45             --
                                                         -----------    -----------    -----------    -----------
Net income                                               $     1,720    $       847    $     1,909    $       924
Accrued preferred Series D dividends                          (2,718)        (2,433)        (5,436)        (4,866)
Accrued preferred Series E dividends                            (420)          (377)          (840)          (753)
Accretion of preferred Series D discount                      (1,305)        (1,575)        (2,883)        (3,150)
Accretion of preferred Series E discount                        (210)          (225)          (465)          (450)
                                                         -----------    -----------    -----------    -----------
Net loss attributable to common stockholders             $    (2,933)   $    (3,763)   $    (7,715)   $    (8,295)
                                                         ===========    ===========    ===========    ===========

Net income                                               $     1,720    $       847    $     1,909    $       924
Comprehensive income from change in fair value of
derivative contracts                                              --             --            192             --
                                                         -----------    -----------    -----------    -----------
                                                         $     1,720    $       847    $     2,101    $       924
                                                         ===========    ===========    ===========    ===========

Basic and diluted net loss per share before cumulative
effect of change in accounting principle                 $     (1.01)   $     (1.30)   $     (2.68)   $     (2.86)
Cumulative effect of change in accounting principle               --             --            .02             --
                                                         -----------    -----------    -----------    -----------
Basic and diluted net loss per share                     $     (1.01)   $     (1.30)   $     (2.66)   $     (2.86)
                                                         ===========    ===========    ===========    ===========

Basic and diluted weighted average common shares
outstanding                                                2,897,732      2,897,732      2,897,732      2,897,732
                                                         ===========    ===========    ===========    ===========

Dividends per common share                                      NONE           NONE           NONE           NONE
                                                         ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                                                      2001        2000
                                                                    --------    --------
Cash flows from operating activities:
   Net income                                                       $  1,909    $    924
   Adjustments to reconcile net income to net cash
       Provided (used) by operating activities:
          Depletion, depreciation and amortization                     4,315       3,739
          Amortization of debt issue costs and debt discount             390         240
          Loss on sale of assets                                          --          51
          Noncash changes related to derivatives                         192          --
          Noncash employee compensation                                  678          --
          Effect of changes in current assets and liabilities:
             Accounts receivable                                          18      (1,214)
             Inventory                                                  (159)        (42)
             Other assets                                                225         199
             Accounts payable and accrued expenses                     2,822      (2,162)
                                                                    --------    --------
Net cash provided (used) by operating activities                      10,390       1,735
                                                                    --------    --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                  (11,229)     (6,718)
                                                                    --------    --------
Net cash used by investing activities                                (11,229)     (6,718)
                                                                    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               --       3,585
   Payments of long-term debt                                             --        (256)
                                                                    --------    --------
Net cash provided by financing activities                                 --       3,329
                                                                    --------    --------

Net cash and cash equivalents used by continuing operations             (839)     (1,654)
Net cash and cash equivalents provided by discontinued operations         --       1,667
Cash and cash equivalents at beginning of period                         848       1,018
                                                                    --------    --------

Cash and cash equivalents at end of period                          $      9    $  1,031
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

3.   ACCOUNTING PRONOUNCEMENTS:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement of fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000. At June 30, 2001, the effect of SFAS No. 133 resulted in the Company adjusting its liability reflecting the fair value of derivatives to $941,000 and accumulated other comprehensive loss was adjusted to $749,000 for new derivative instruments obtained by the Company in the second quarter of 2001. The Company recorded $153,000 to the statement of operations to reflect the current nature of the existing hedging instruments as of June 30, 2001.

     In June 2001, SFAS No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued, which requires all business combinations to be accounted for using the purchase method and changes the treatment of goodwill created in a business combination. The adoption of these two statements is not expected to have an impact on the Company.

     Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The asset is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The impact of adopting this statement on January 1, 2003 has not yet been determined by the Company.


4.   SOLVation INC. FINANCING AND RESTRUCTURING:

     On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with SOLVation Inc. ("SOLVation"), a company affiliated with Smith Management LLC, and entered into other restructuring transactions as described below. The Company issued a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the

     July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

     The Company also issued a second $5 million unsecured junior subordinated note to SOLVation. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty.

     In conjunction with the issuance of the two subordinated notes, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. The interest payment shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty. As a result of the exchange, both the Series D and Series E Preferred stock were retired by the Company. The $8 million remaining proceeds will be used as working capital.

     As part of this restructuring, TCW also sold to Hampton 1,455,390 shares of their common stock in the Company (consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company) terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors. However, TCW has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Company's shareholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with TCW that Hampton will have the right to appoint at least two members to the board.

     The combination of the repurchase of the Series E Preferred stock and the exchange of the Series D Preferred stock resulted in the Company decreasing its stockholders' deficit by $754,000.

5.   FORTIS CREDIT AGREEMENT:

     On September 21, 1999, the Company entered into the Fortis Credit Agreement which was further amended on January 31, 2000, March 20, 2000, September 30, 2000, November 14, 2000, March 29, 2001 and on August 2, 2001. The
     outstanding principal balance at June 30, 2001 was $83.5 million. All borrowings under the Fortis Credit Agreement are due on June 30, 2007, or potentially earlier if the borrowing base is determined to be insufficient. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in twelve (12) equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the

     LIBOR rate; if the senior debt to EBITDA ratio is equal or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00 the rate is 2.25% above the LIBOR rate. At June 30, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 8.04% through August 27, 2001. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage, debt coverage and working capital ratios. The Company was in violation of its working capital covenant at June 30, 2001 and received a waiver from the banks of this covenant violation. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended June 30, 2001 and 2000:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended June 30, 2001 increased $1.5 million, or 21% from the previous year. As shown in the table below, higher crude oil and gas volumes and higher average natural gas prices caused the higher variance. Crude oil sales as a percentage of total oil and gas sales were 77% and 84% in the second quarter of 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $1.1 million and $1.2 million during the second quarters of 2001 and 2000, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                         Quarter Ended June 30, 2001                 Quarter Ended June 30, 2000
                    --------------------------------------    --------------------------------------
                      Net Volume      Average      Sales        Net Volume      Average      Sales
                    (Bbls or Mcfs)     Price    (in 000's)    (Bbls or Mcfs)     Price    (in 000's)
                    --------------    -------   ----------    --------------    -------   ----------
Crude Oil Sales        303,922        $24.34     $ 7,396         274,632        $25.14     $ 6,905
Natural Gas Sales      666,102        $ 3.35       2,230         586,354        $ 2.23       1,309
Hedging loss                                      (1,054)                                   (1,187)
                                                 -------                                   -------
   Total                                         $ 8,572                                   $ 7,027
                                                 =======                                   =======


         Lease Operating Expenses. Lease operating expense for the quarter ended June 30, 2001 increased $707,000, or 43% from the previous year second quarter. Lease operating expense per BOE increased from $4.47 per BOE sold in the second quarter of 2000 to $5.71 in 2001. The increase in lease operating expenses is due to substantially higher costs of materials and labor, due to increased demand for products, services and employees in the Monument Butte region and neighboring areas.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during the second quarter of 2001 and 2000. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended June 30, 2001 increased 18%, or $350,000, from the previous year second quarter. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.12 per BOE sold during the second quarter of 2001 compared to $4.86 per BOE sold during the second quarter of 2000.

         General and Administrative, Net. General and administrative expense for the quarter ended June 30, 2001 decreased $50,000 from the previous year second quarter. The lower net general and administrative expenses for the second quarter of 2001 reflects an increase in labor and other expenses of $448,000 that is offset by an increase in operator fees and reimbursements of $498,000 from the previous year second quarter. The total of operator fees and reimbursements were $1.86 million and $1.35 million during the second quarters of 2001 and 2000, respectively.

         Interest Expense. Interest expense for the quarter ended June 30, 2001 decreased $178,000 from the previous year second quarter. The decrease resulted from a decrease in the effective interest rate during the second quarter of 2001. Borrowings during the second quarter of 2001 and 2000 were recorded at effective interest rates of 8.2% and 9.2%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the second quarter of 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Accrued Preferred Series D Stock Dividends. The Company's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes in August 2, 2001.

         Accrued Preferred Series E Stock Dividends. The Company's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was retired and cancelled for $2 million by the Company on August 2, 2001.

         Accretion of Preferred Series D Stock Discount. The Company's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value ($80.7 million) over the original minimum mandatory redemption period which started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes in August 2, 2001.

         Accretion of Preferred Series E Stock Discount. The Company's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value ($12.2 million) over the period to the original minimum mandatory redemption date of April 1, 2004. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was retired and cancelled for $2 million by the Company on August 2, 2001.


Six Month Periods Ended June 30, 2001 and 2000:

         Oil and Gas Sales. Crude oil and natural gas sales for the six months ended June 30, 2001 increased $3.7 million, or 27.9% from the previous year. As shown in the table below, higher crude oil and gas sales volumes and average natural gas prices caused the higher variance. The Company averaged 5,063 barrels and 4,141 of gross crude oil sales per day during the first six months of years 2001 and 2000, respectively. The higher gross crude oil sales reflect the continued drilling program in the Field. Crude oil sales as a percentage of total oil and gas sales were 76% and 86% during the initial six months of 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $2.3 million for both the first six months of 2001 and 2000, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."


                         Quarter Ended June 30, 2001                 Quarter Ended June 30, 2000
                    --------------------------------------    --------------------------------------
                      Net Volume      Average      Sales        Net Volume      Average      Sales
                    (Bbls or Mcfs)     Price    (in 000's)    (Bbls or Mcfs)     Price    (in 000's)
                    --------------    -------   ----------    --------------    -------   ----------
Crude Oil Sales          587,412       $24.65     $14,480          522,993      $25.20     $13,180
Natural Gas Sales      1,149,164       $ 3.96       4,552        1,118,189      $ 1.99       2,224
Hedging Loss                                       (2,291)                                  (2,319)
                                                  -------                                  -------
   Total                                          $16,741                                  $13,085
                                                  =======                                  =======

         Lease Operating Expenses. Lease operating expenses for the six months of year 2001 increased $1.3 million or 40.4% from the previous year period. The increase in lease operating expenses are due to substantially higher labor costs, overhead fees and other Field operating expenses such as repairs and maintenance and fuel. Lease operating expenses per BOE increased from $4.67 per BOE sold in the first half of 2000 to $5.97 in 2001. The increase on a BOE basis is primarily due to the increase lease operating expenses as described above. The Company expects the 2001 operating expense rate per BOE sold to stay at the actual average for the six month period due to pressures of higher labor costs of the increased drilling activity in the Field.

         Production Taxes. Production taxes as a percentage of sales were consistent at 2.2% during the initial six months of 2001 and 2000. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the six-month period ended June 30, 2001 increased 15%, or $576,000, from the comparable previous year period. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.12 per BOE sold during the initial six months of 2001 compared to an average of $4.86 per BOE sold during the same period in 2000.

         General and Administrative, Net. General and administrative expense for the six months ended June 30, 2001 increased $605,000 from the comparable previous year period. General and administrative expense is reported net of operator fees and reimbursements which were $3.4 million and $2.7 million during the initial six months of 2001 and 2000, respectively. Gross general and administrative expense was $4.7 million during the first half of 2001 and $3.4 million during the first half of 2000. The higher gross general and administrative expenses of $1.3 million are primarily due to non-cash employee compensation of $678,000 and increased corporate salary and benefit expenses of $476,000 for the six months ended June 30, 2001 from the comparable previous year period.

         Interest Expense. Interest expense for the six-month period ended June 30, 2001 decreased $82,000 from the comparable prior year period. The primary reason for the decrease resulted from a decrease in the effective interest rates offset by higher level of senior debt outstanding for the six-month period ended June 30, 2001 from the comparable prior year period. Borrowings during the first half of 2001 and 2000 were recorded at an effective interest rate of 8.5% and 9.85%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first half of 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes in August 2, 2001.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was retired and cancelled for $2 million by the Company on August 2, 2001.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million in September 1999 and is being accreted to face value ($80.7 million) over the original minimum mandatory redemption period which started on October 1, 2001 and ended on October 1, 2003. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes in August 2, 2001.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million in September 1999 and is being accreted to face value ($12.2 million) over the period to the original minimum mandatory redemption date of October 1, 2003. As discussed under Note 3 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was retired and cancelled for $2 million by the Company on August 2, 2001.


LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AND SUBORDINATED DEBT AGREEMENTS

         Effective September 21, 1999, the Company entered into the Fortis Credit Agreement with the senior bank group, the current members of which are Fortis Capital Corp. and U.S. Bank National Association. At June 30, 2001, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference.

         On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million with SOLVation. The Company used $2 million of the $10 million proceeds before financing costs and expenses to purchase and retire the Series E Preferred stock, and will use the remaining $8 million as working capital. The Company estimates the SOLVation financing costs and expenses to be approximately $1.2 million.

         The Company issued a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest payment is payable in arrears in cash subject to the approval from the senior bank group. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt. The Company also issued another $5 million unsecured junior subordinated note to SOLVation. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. The interest payment shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date.

         In conjunction with the issuance of the two subordinated notes, the Series D Preferred and Series E Preferred stock held by TCW were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date.

         The Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of June 30, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 8.04% through August 27, 2001. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in violation of its working capital covenant at June 30, 2001 and received a waiver of this covenant violation from the banks. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.


CASH FLOW AND CAPITAL PROJECTS

         During the first six months of 2001, the Company used its cash from operations of $10.4 million to continue development of the Field ($11.2 million) and to service interest on borrowings ($3.9 million). Field development in the first six months of 2001 consisted of drilling 24 wells, completing 17 capital workover projects and converting 14 wells to water injection along with the continued extension of the gas gathering and water delivery infrastructures.

         The Company's net capital budget for development of the Field in year 2001 is $25.0 million. The Company plans to drill between 55 to 60 wells and convert 50 wells to water injection. Based upon the SOLVation financing, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 2000. However, the Company's costs and expenses have been significantly increased for 2001 from the 2000 year due to higher labor and third party contract costs.

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

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of June 30, 2001, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at an interest rate of 8.04% through August 27, 2001. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                Increase in Interest Expense Without Hedge
                                ------------------------------------------
                                1% increase in     2% increase in interest
                                interest rates              rates
                                --------------     -----------------------
     July 1, 2001 through
       December 31, 2001           $278,000              $  557,000
           Year 2002               $835,000              $1,670,000
           Year 2003               $835,000              $1,670,000
           Year 2004               $818,000              $1,635,000
           Year 2005               $591,000              $1,183,000
           Year 2006               $313,000              $  626,000
    January 1, 2007 through
         June 30, 2007             $157,000              $  313,000


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

The Company has entered into various contracts in the form of swaps or collars to hedge crude oil production during calendar years 2001, 2002 and 2003. The potential gains or (losses) on these contracts subsequent to June 30, 2001 based on a hypothetical average market price of equivalent product are as follows:

                                    Average NYMEX Per Barrel Market Price for the Contract Period
                       ------------------------------------------------------------------------------------
                         $20.00         $22.00        $24.00        $26.00         $28.00        $30.00
                      -----------   -----------   -----------    -----------    -----------    -----------
July-December 2001    $ 1,374,000   $   774,000   $   (91,000)   $  (807,000)   $(1,700,000)   $(2,660,000)
     Year 2002        $ 4,250,000   $ 2,330,000   $   590,000    $(1,081,000    $(2,970,000)   $(4,890,000)
     Year 2003        $ 1,394,000   $   494,000   $  (407,000)   $(1,307,000)   $(2,207,000)   $(3,107,000)

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

3.2               Amended and Restated Bylaws of the Company through August 2,
                  2002 (filed as Exhibit 3.1 to the Company's Current Report on
                  Form 8-K dated August 2, 2001, and incorporated herein by reference).

---------

(b)      Reports on Form 8-K:

         None.

                              INLAND RESOURCES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INLAND RESOURCES INC.
                                         (Registrant)

Date:  8/9/01                            By: /s/ MARC MACALUSO
      ---------------------                  ---------------------------------
                                             Marc MacAluso
                                             Chief Executive Officer and Chief
                                             Operating Officer

Date:  8/9/01                            By: /s/ BILL I. PENNINGTON
      ---------------------                  ---------------------------------
                                             Bill I. Pennington
                                             Chief Financial Officer, Secretary
                                             and Treasurer
                                             (Principal Accounting Officer)