Form 10-Q
period 2001-09-30
INLAND RESOURCES INC
filed 2001-11-13
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-16487


                              INLAND RESOURCES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Washington                                91-1307042
--------------------------------------------   ---------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                 80202
--------------------------------------------   ---------------------------------
(Address of Principal Executive Offices)                   (ZIP Code)


Registrant's Telephone Number, Including Area Code:      (303) 893-0102
                                                    ----------------------------

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

Number of shares of common stock, par value $.001 per share, outstanding as of November 1, 2001: 2,897,732

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (In thousands)


                                                                           September 30,   December 31,
                                                                               2001           2000
                                                                           -------------   ------------
                                 ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   3,554      $     848
   Accounts receivable and accrued sales                                         5,003          5,284
   Inventory                                                                     1,016            835
   Fair market value of derivative instruments                                   2,076             --
   Other current assets                                                            167            381
                                                                             ---------      ---------
            Total current assets                                                11,816          7,348
                                                                             ---------      ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                          200,274        183,959
   Accumulated depletion, depreciation and amortization                        (41,336)       (35,004)
                                                                             ---------      ---------
                                                                               158,938        148,955
   Other property and equipment, net                                             2,273          1,997
   Other long-term assets                                                        2,490          1,765
                                                                             ---------      ---------
            Total assets                                                     $ 175,517      $ 160,065
                                                                             =========      =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                          $   3,568      $   2,141
   Accrued expenses                                                              3,757          3,391
                                                                             ---------      ---------
            Total current liabilities                                            7,325          5,532
                                                                             ---------      ---------

Long-term secured debt                                                          83,000         83,500
Senior subordinated unsecured debt including accrued interest                    5,089             --
Subordinated unsecured debt including accrued interest                         100,729             --
Junior subordinated unsecured debt including accrued interest                    5,089             --
                                                                             ---------      ---------
           Total long term liabilities                                         193,907         83,500
                                                                             =========      =========

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding at
   December 31, 2000, liquidation preference of $80.7 million                       --         68,273
   Accrued preferred series D dividends                                             --         11,994
   Series E stock, 121,973 shares issued and outstanding at
   December 31, 2000, liquidation preference of $12.2 million                       --          9,120
   Accrued preferred series E dividends                                             --          1,856

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                            3              3
   Additional paid-in capital                                                   42,109         51,157
   Comprehensive income                                                          1,945             --
   Accumulated deficit                                                         (69,772)       (71,370)
                                                                             ---------      ---------
            Total stockholders' deficit                                        (25,715)       (20,210)
                                                                             ---------      ---------
            Total liabilities and stockholders' deficit                      $ 175,517      $ 160,065
                                                                             =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands except earnings per share)
                                   (Unaudited)


                                                             Three Months ended                 Nine Months ended
                                                                 September 30,                     September 30,
                                                          ----------------------------      ----------------------------
                                                             2001             2000             2001             2000
                                                          -----------      -----------      -----------      -----------
Revenues:
   Oil and gas sales                                      $     8,103      $     7,444      $    24,844      $    20,529

Operating expenses:
   Lease operating expenses                                     2,263            1,836            6,913            5,149
   Production taxes                                               201              135              618              473
   Exploration                                                     61               62              121              121
   Depletion, depreciation and amortization                     2,467            2,010            6,782            5,749
   General and administrative, net                                339              763            1,643            1,462
                                                          -----------      -----------      -----------      -----------
    Total operating expenses                                    5,331            4,806           16,077           12,954
                                                          -----------      -----------      -----------      -----------

Operating income                                                2,772            2,638            8,767            7,575
Interest expense                                               (3,594)          (2,213)          (7,531)          (6,231)
Unrealized derivative gain due to time value                      323               --               86               --
Interest and other income                                         189               34              232               39
                                                          -----------      -----------      -----------      -----------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting principle            (310)             459            1,554            1,383
Cumulative effect of change in accounting principle                --               --               45               --
                                                          -----------      -----------      -----------      -----------
Net income (loss) from continuing operations                     (310)             459            1,599            1,383
Discontinued operations                                            --             (250)              --             (250)
                                                          -----------      -----------      -----------      -----------
Net income (loss)                                                (310)             209            1,599            1,133
Accrued preferred Series D dividends                             (906)          (2,433)          (6,342)          (7,299)
Accrued preferred Series E dividends                             (140)            (376)            (980)          (1,129)
Accretion of preferred Series D discount                         (435)          (1,575)          (3,318)          (4,725)
Accretion of preferred Series E discount                          (70)            (225)            (535)            (675)
Excess carrying value of Series E preferred over
  redemption consideration                                     13,083               --           13,083               --
                                                          -----------      -----------      -----------      -----------
Net income(loss) attributable to common stockholders      $    11,222      $    (4,400)     $     3,507      $   (12,695)
                                                          ===========      ===========      ===========      ===========

Net income (loss) from continuing operations              $      (310)     $       459      $     1,599      $     1,383
Comprehensive income from change in fair value
   of derivative contracts                                         --               --            1,945               --
Discontinued operations                                            --             (250)              --             (250)
                                                          -----------      -----------      -----------      -----------
Comprehensive income (loss)                               $      (310)     $       209      $     3,544      $     1,133
                                                          ===========      ===========      ===========      ===========

Basic and diluted net income (loss) per share from
  continuing operations before cumulative effect of
  change in accounting principle                          $      3.87      $     (1.43)     $      1.19      $     (4.29)
Cumulative effect of change in accounting principle                --               --              .02               --
Discontinued operations                                            --            (0.09)              --            (0.09)
                                                          -----------      -----------      -----------      -----------
Basic and diluted net income (loss) per share             $      3.87      $     (1.52)     $      1.21      $     (4.38)
                                                          ===========      ===========      ===========      ===========

Basic and diluted weighted average common shares
  outstanding                                               2,897,732        2,897,732        2,897,732        2,897,732
                                                          ===========      ===========      ===========      ===========

Dividends per common share                                    NONE             NONE             NONE             NONE
                                                          ===========      ===========      ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                             INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                                                          2001              2000
                                                                      ------------      ------------
Cash flows from operating activities:
   Net income                                                         $      1,599      $      1,133
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                           6,782             5,749
          Amortization of debt issue costs                                     496               360
          Loss on sale of assets                                                --                51
          Cumulative effect of accounting change                               (45)               --
          Noncash changes related to derivatives                               (86)               --
          Noncash employee compensation                                        678                --
          Interest expense converted to debt                                 1,938                --
          Effect of changes in current assets and liabilities:
             Accounts receivable                                               281            (2,549)
             Inventory                                                        (181)              281
             Other assets                                                      292               101
             Accounts payable and accrued expenses                           1,793            (1,137)
                                                                      ------------      ------------
Net cash provided by operating activities                                   13,547             3,989
                                                                      ------------      ------------

Cash flows from investing activities:
   Development expenditures and equipment purchases                        (16,952)          (10,436)
                                                                      ------------      ------------
Net cash used by investing activities                                      (16,952)          (10,436)
                                                                      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 10,000             4,585
   Retirement of preferred stock                                            (2,000)               --
   Payments of long-term debt                                                 (500)               --
   Debt issuance costs                                                      (1,389)               --
                                                                      ------------      ------------
Net cash provided by financing activities                                    6,111             4,585
                                                                      ------------      ------------

Net cash and cash equivalents provided (used) by continuing
   operations                                                                2,706            (1,862)
Net cash and cash equivalents provided by discontinued operations               --             1,917
Cash and cash equivalents at beginning of period                               848             1,018
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $      3,554      $      1,073
                                                                      ============      ============

Supplemental Disclosure of Cash Flow Information:
     Conversion of Preferred Stock to Debt                            $ 98,968,964      $         --
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

3.   ACCOUNTING PRONOUNCEMENTS:

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000. At September 30, 2001, the effect of SFAS No. 133 resulted in the Company adjusting to a current asset of fair value of derivatives to $2,076,000 and accumulated other comprehensive gain was adjusted to $1,945,000 for all derivative instruments obtained by the Company through the third quarter of 2001. The Company recorded a gain of $323,000 to the statement of operations to reflect the current nature of the existing hedging instruments as of September 30, 2001. All of the Company's hedging contracts are with Enron North America Corp.

     In June 2001, SFAS No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued, which requires all business combinations to be accounted for using the purchase method and changes the treatment of goodwill created in a business combination. The adoption of these two statements is not expected to have an impact on the Company.

     Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The asset is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement on January 1, 2003.

     In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued that established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for the long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001 and the Company does not expect any significant impact upon adoption.

4.   SOLVation INC. FINANCING AND RESTRUCTURING:

     On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with SOLVation Inc. ("SOLVation"), a company affiliated with Smith Management LLC, and entered into other restructuring transactions as described below. The first of the two debt transactions with

     SOLVation was the issuance of a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

     The Company also issued a second $5 million unsecured junior subordinated note to SOLVation. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to TCW and other Company working capital needs.

     In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW and the aggregate liquidation value of the Series D and E preferred stock plus accrued dividends of $13,083,000 was recorded as an increase to additional paid-in capital.

     As part of this restructuring, TCW also sold to Hampton, a company affiliated with Smith Management LLC, 1,455,390 shares of their common stock in the Company (consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company) terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors. However, TCW has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Company's shareholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with TCW that Hampton will have the right to appoint at least two members to the board.


5.   FORTIS CREDIT AGREEMENT:

     On September 21, 1999, the Company entered into the Fortis Credit Agreement which was further amended on January 31, 2000, March 20, 2000, September 30, 2000, November 14, 2000, March 29, 2001 and on August 2, 2001. The
     outstanding principal balance at September 30, 2001 was $83 million. A letter of credit of $500,000 was issued by one of the Company's senior banks to secure additional crude hedges contracts for the Company. All borrowings under the Fortis Credit Agreement are due on June 30, 2007, or potentially earlier if the borrowing base is determined to be insufficient. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in twelve (12) equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. Upon redetermination, if the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. Interest accrues, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00 the rate is 2.25% above the LIBOR rate. At September 30, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 6.27% through February 22, 2002. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage, debt coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended September 30, 2001 and 2000:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended September 30, 2001 increased $659,000, or 9% from the previous year. As shown in the table below, the higher variance was caused by higher crude oil and natural gas volumes and lower hedging losses. The Company operates and is in control of over 99% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 82% and 83% in the third quarter of 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $.9 million and $1.89 million during the third quarters of 2001 and 2000, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                           Three Months Ended September 30,         Three Months Ended September 30,
                                         2001                                      2000
                        --------------------------------------   --------------------------------------
                          Net Volume      Average      Sales       Net Volume      Average      Sales
                        (Bbls or Mcfs)     Price    (in 000's)   (Bbls or Mcfs)     Price    (in 000's)
                        --------------    -------   ----------   --------------    -------   ----------
Crude Oil Sales             322,097        $22.78     $ 7,336        277,039        $27.99     $ 7,753
Natural Gas Sales           672,603        $ 2.44       1,641        631,261        $ 2.51       1,585
Hedging loss                                             (874)                                  (1,894)
                                                      -------                                  -------
   Total                                              $ 8,103                                  $ 7,444
                                                      =======                                  =======

         Lease Operating Expenses. Lease operating expense for the quarter ended September 30, 2001 increased $427,000 or 23% from the previous year third quarter. Lease operating expense per BOE increased from $4.80 per BOE sold in the third quarter of 2000 to $5.21 in 2001. The increase in lease operating expenses is due to substantially higher costs of materials and labor, due to increased demand for products, services and employees in the Monument Butte region and neighboring areas.

         Production Taxes. Production taxes as a percentage of sales were 2.2% and 1.4% during the third quarter of 2001 and 2000, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended September 30, 2001 increased $457,000, or 23%, from the previous year third quarter. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.32 per BOE sold during the third quarter of 2001 compared to $4.86 per BOE sold during the third quarter of 2000. The Company increased its depletion rate for the third quarter based on the Company's mid year oil and gas reserve estimates and the increased capital expenditures for the 2001 year.

         General and Administrative, Net. General and administrative expense for the quarter ended September 30, 2001 decreased $424,000 or 56% from the previous year third quarter. The $424,000 lower net general and administrative expenses between the two periods was caused primarily by the elimination of $330,000 of expenses due to unsuccessful Big West merger in 2000. The total of operator fees and reimbursements were $1.9 million and $1.4 million during the third quarters of 2001 and 2000, respectively. Gross general and administrative expense was $2.3 million and $2.2 million during the third quarter of 2001 and 2000, respectively.

         Interest Expense. Interest expense for the quarter ended September 30, 2001 increased $1.4 million from the previous year third quarter. The $1.4 million increase in interest expense resulted from the new issuance of the subordinated debt of $109 million for the period August 2 through September 30, 2001 offset by the reduction from the senior debt interest expense of $529,000. The $529,000 lower senior debt interest expense was due to lower interest rates during the third quarter of 2001 from the previous third quarter. Borrowings for the senior debt during the third quarter of 2001 and 2000 were recorded at effective interest rates of 7.4% and 10.0%, respectively. The subordinated debt interest rates for all three classes are 11% per annum.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the third quarter of 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Accrued Preferred Series D Stock Dividends. The Company's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. For the period July 1, 2001 through August 1, 2001 the dividend amount was $906,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Accrued Preferred Series E Stock Dividends. The Company's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. For the period July 1, 2001 through August 1, 2001 the dividend amount was $140,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

         Accretion of Preferred Series D Stock Discount. The Company's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and is being accreted to face value ($80.7 million) over the original minimum mandatory redemption period which started on April 1, 2002 and ended on April 1, 2004. The amount of the accretion for the period July 1, 2001 through August 1, 2001 was $435,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Accretion of Preferred Series E Stock Discount. The Company's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and is being accreted to face value ($12.2 million) over the period to the original minimum mandatory redemption date of April 1, 2004. The amount of the accretion for the period July 1, 2001 through August 1, 2001 was $70,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

Nine Month Periods Ended September 30, 2001 and 2000:

         Oil and Gas Sales. Crude oil and natural gas sales for the nine months ended September 30, 2001 increased $4.3 million, or 21% from the previous year. As shown in the table below, higher crude oil and gas sales volumes and average natural gas prices caused the higher variance. The Company averaged 5,200 gross barrels (3,331 net) and 4,180 gross (2,931 net) of crude oil sales per day during the first nine months of years 2001 and 2000, respectively. Crude oil sales as a percentage of total oil and gas sales were 78% and 85% during the nine months of 2001 and 2000, respectively. The higher gross crude oil sales reflect the continued drilling program in the Field. Crude oil will continue to be the predominant product produced from the Field.

The Company has entered into price protection agreements to hedge against volatility in crude oil prices. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $3.2 million and $4.2 million for the first nine months of 2001 and 2000, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                         Nine Months Ended September 30, 2001     Nine Months Ended September 30, 2000
                        ---------------------------------------  ---------------------------------------
                          Net Volume      Average       Sales      Net Volume      Average       Sales
                        (Bbls or Mcfs)     Price     (in 000's)  (Bbls or Mcfs)     Price     (in 000's)
                        --------------    -------    ----------  --------------    -------    ----------
Crude Oil Sales              909,509       $23.99      $21,816        800,032       $26.17      $20,934
Natural Gas Sales          1,821,787       $ 3.40        6,194      1,749,450       $ 2.18        3,808
Hedging Loss                                            (3,166)                                  (4,213)
                                                       -------                                  -------
   Total                                               $24,844                                  $20,529
                                                       =======                                  =======

         Lease Operating Expenses. Lease operating expenses for the nine months of year 2001 increased $1.8 million or 34% from the previous year period. The increase in lease operating expenses are due to substantially higher labor costs, overhead fees and other Field operating expenses such as repairs and maintenance and fuel. Lease operating expenses per BOE increased from $4.72 per BOE sold in the nine months of 2000 to $5.70 per BOE sold in 2001. The increase of $.98 on a BOE basis is primarily due to the increase lease operating expenses as described above.

         Production Taxes. Production taxes as a percentage of sales were 2.2% and 1.9% during the nine months of 2001 and 2000, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the nine month period ended September 30, 2001 increased 18%, or $1,033,000, from the comparable previous year period. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.32 per BOE sold during the initial nine months of 2001 compared to an average of $4.86 per BOE sold during the same period in 2000. The Company increased its depletion rate for the third quarter based on the Company's mid year oil and gas reserve estimates and the increased capital expenditures for the 2001 year.

         General and Administrative, Net. General and administrative expense for the nine months ended September 30, 2001 increased $181,000 or 12% from the comparable previous year period. General and administrative expense is reported net of operator fees and reimbursements which were $5.4 million and $4.1 million during the initial nine months of 2001 and 2000, respectively. Gross general and administrative expense was $7.0 million during the nine months of 2001 and $5.6 million for the same period in 2000. The higher gross general and administrative expenses of $1.4 million are primarily due to non-cash employee compensation of $678,000 and increased salary and benefit expenses of $884,000 for the nine months ended September 30, 2001 from the comparable previous year period.

         Interest Expense. Interest expense for the nine month period ended September 30, 2001 increased $1.3 million from the comparable prior year period. The $1.3 million increase in interest expense resulted from the new issuance of the subordinated debt of $109 million of interest for the period August 2 through September 30, 2001 offset by the reduction from the senior debt interest expense of $733,000. The $733,000 lower senior debt interest expense was due to lower interest rates during the third quarter of 2001 from the comparable prior year period. Borrowings of the senior debt during the first nine months of 2001 and 2000 were recorded at an effective interest rate of 8.0% and 10.0%, respectively. The subordinated debt interest rates for all three classes are 11% per annum.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first half of 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Accrued Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrues dividends at 11.25% compounded quarterly. For the period January 1, 2001 through August 1, 2001 the dividend amount was $6,342,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Accrued Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrues dividends at 11.5% compounded quarterly. For the period January 1, 2001 through August 1, 2001 the dividend amount was $980,000. As discussed under
Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

         Accretion of Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million in September 1999 and is being accreted to face value ($80.7 million) over the original minimum mandatory redemption period which started on October 1, 2001 and ended on October 1, 2003. The amount of the accretion for the period January 1, 2001 through August 1, 2001 was $3,318,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Accretion of Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million in September 1999 and is being accreted to face value ($12.2 million) over the period to the original minimum mandatory redemption date of October 1, 2003. The amount of the accretion for the period January 1, 2001 through August 1, 2001 was $535,000. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AND SUBORDINATED DEBT AGREEMENTS

         Effective September 21, 1999, the Company entered into the Fortis Credit Agreement with the senior bank group, the current members of which are Fortis Capital Corp. and U.S. Bank National Association. At September 30, 2001, the Company had advanced funds of $83 million. A $500,000 irrevocable letter of credit was issued by one of the senior banks to secure crude oil hedging contracts. The borrowing base as of September 30, 2001 is $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference.

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of September 30, 2001, all amounts were borrowed under the LIBOR option at an interest rate of 6.27% through February 22, 2001. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants as September 30, 2001. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

         On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million with SOLVation. The Company used $2 million of the $10 million proceeds before financing costs and expenses, in conjunction with the TCW subordinated debt, to retire the Series D and E Preferred stock. The remaining $8 million will be used as working capital. The SOLVation financing costs and expenses is approximately $1.4 million as of September 30, 2001.

         First of the notes issued to SOLVation was a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest payment is payable in arrears in cash subject to the approval from the senior bank group. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt. The Company also issued another $5 million unsecured junior subordinated note to SOLVation. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. The interest payment shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date.

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

CASH FLOW AND CAPITAL PROJECTS

      During the first nine months of 2001, the Company used its cash from operations of $13.5 million plus the net proceeds from the SOLVation financing of $6.6 million to continue development of the Field. For the 2001 nine month period, the Company paid $5 million in interest to its senior bank borrowings. Field development in the first nine months of 2001 consisted of drilling 35 wells, completing 14 capital workover projects and converting 22 wells to water injection along with the continued extension of the gas gathering and water delivery infrastructures.

      The Company's revised net capital budget for development of the Field in year 2001 is $23.0 million. The Company plans to drill between 48 to 52 wells and convert 35 wells to water injection. Based upon the SOLVation financing, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service its debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

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

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of September 30, 2001, the Fortis Credit Agreement had a principal balance of $83 million locked in at an interest rate of 6.27% through February 22, 2002. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                       Increase in Interest Expense
                                    ----------------------------------
                                    1% increase in      2% increase in
                                    interest rates      interest rates
                                    --------------      --------------
    October 1, 2001 through
       December 31, 2001                $     --          $       --

           Year 2002                    $708,000          $1,416,000

           Year 2003                    $830,000          $1,660,000

           Year 2004                    $813,000          $1,625,000

           Year 2005                    $588,000          $1,176,000

           Year 2006                    $311,000          $  623,000

    January 1, 2007 through
         June 30, 2007                  $156,000          $  311,000

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

The Company has entered into various contracts in the form of swaps or collars to hedge crude oil production with Enron North America Corp during calendar years 2001, 2002 and 2003. The potential gains or (losses) on these contracts subsequent to September 30, 2001 based on a hypothetical average market price of equivalent product are as follows:

                                    Average NYMEX Per Barrel Market Price for the Contract Period
                            -------------------------------------------------------------------------------
                              $16.00        $18.00       $20.00         $22.00        $24.00       $26.00
                            ----------    ----------   ----------     ----------    ---------   -----------
October-December 2001       $2,253,000    $1,713,000   $1,173,000     $  723,000    $ 214,000   $   (83,000)

       Year 2002            $9,164,000    $7,004,000   $4,844,000     $2,684,000    $ 704,000   $(1,207,000)

       Year 2003            $5,041,000    $3,601,000   $2,161,000     $  721,000    $(719,000)  $(2,159,000)

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

4.1               Sixth Amendment to Second Amended and Restated Credit
                  Agreement dated July 31, 2001, between the Company, Inland
                  Production Company ("Production"), Fortis Capital Corp. and
                  U.S. Bank National Association (without exhibits or schedules)(filed as Exhibit 4.1 to the Company's Current
                  Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.1 Common Stock Purchase Agreement dated August 2, 2001 by and between Inland Holdings, LLC ("Inland Holdings") and Hampton
                  Investments LLC ("Hampton Investments")(without exhibits or schedules)(filed as Exhibit 10.1 to the Company's Current
                  Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.2              Contribution Agreement dated August 2, 2001 by and among Park
                  Hampton Holdings LLC ("Hampton Holdings"), Pengo Securities
                  Corp. ("Pengo"), Smith Energy Partnership ("SEP"), the five individuals and Hampton Investments (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.3              Series E Preferred Stock Purchase Agreement dated as of August
                  2, 2001 by and between Hampton Investments and Inland Holdings
                  (without exhibits or schedules)(filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.4 Termination Agreement dated as of August 2, 2001 by and between Hampton Investments and Inland (without exhibits or schedules)(filed as Exhibit 10.4 to the Company's Current
                  Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.5 Exchange and Note Issuance Agreement dated August 2, 2001 by and among Inland, Production and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.5 to the Company's
                  Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.6 Termination Agreement dated as of August 2, 2001 by and among Inland and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.6 to the Company's Current
                  Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.7              Amended and Restated Registration Rights Agreement dated as of
                  August 2, 2001 by and among Inland, Inland Holdings and
                  Hampton Investments (without exhibits or schedules)(filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated
                  August 2, 2001, and incorporated herein by reference).

10.8              Amended and Restated Shareholders Agreement dated as of August
                  2, 2001 by and among Inland, Inland Holdings and Hampton
                  Investments (without exhibits or schedules)(filed as Exhibit
                  10.8 to the Company's Current Report on Form 8-K dated August
                  2, 2001, and incorporated herein by reference).

10.9              Senior Subordinated Note Purchase Agreement dated as of August
                  2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.9 to the Company's
                  Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.10             Junior Subordinated Note Purchase Agreement dated as of August
                  2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's
                  Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

----------

(b)      Reports on Form 8-K:

         None.

                              INLAND RESOURCES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INLAND RESOURCES INC.
                                       ---------------------
                                       (Registrant)

Date: November 13, 2001                By: /s/ Marc MacAluso
      ---------------------                -------------------------------------
                                           Marc MacAluso
                                           Chief Executive Officer and Chief
                                           Operating Officer



Date: November 13, 2001                By: /s/ Bill I. Pennington
      ---------------------                -------------------------------------
                                           Bill I. Pennington
                                           Chief Financial Officer, Secretary
                                           and Treasurer (Principal Accounting
                                           Officer)