Form 10-K405
period 2001-12-31
INLAND RESOURCES INC
filed 2002-03-29
CIK 717754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period ___ to ___
                         Commission File Number 0-16487
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 13, 2001, the registrant had outstanding 2,897,732 shares of par value $.001 common stock. The aggregate value on such date of the common stock of the Registrant held by non-affiliates was an estimated $700,000.



                       DOCUMENTS INCORPORATED BY REFERENCE


     None

                                                TABLE OF CONTENTS
PART I
Items 1. &  2.    Business and Properties....................................................................... 2
Item 3.           Legal Proceedings.............................................................................12
Item 4.           Submission of Matters to a Vote of Security Holders...........................................12

PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters..........................13
Item 6.           Selected Financial Data.......................................................................13
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........15
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks...................................23
Item 8.           Financial Statements and Supplementary Data...................................................24
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........24

PART III
Item 10.          Directors and Executive Officers of the Registrant............................................25
Item 11.          Executive Compensation........................................................................27
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................29
Item 13.          Certain Relationships and Related Transactions................................................31

PART V
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................32

                                     PART I

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references to "Inland" shall mean Inland Resources Inc., a Washington corporation, and references to the "Company" or its operations shall mean Inland and its consolidated subsidiary, Inland Production Company ("IPC"), a Texas corporation. For definitions of certain terms relating to the oil and gas industry used in this section, see Items 1. and 2. "Business and Properties - Certain Definitions."

     All references to shares of Inland's common stock, par value $.001 per share ("Common Stock"), and share prices in this Form 10-K have been adjusted to give effect to the 1-for-10 reverse stock split effected December 14, 1999.

ITEMS 1. &  2.    BUSINESS AND PROPERTIES

OVERVIEW

     Inland Resources Inc. is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah. Until January 31, 2000, the Company was also engaged in the refining of crude oil and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt through a former subsidiary, Inland Refining, Inc. ("Refining"). Inland conducts its operations through its subsidiary, IPC. In 2001, IPC drilled 45 gross (35 net) developmental wells. At December 31, 2001, the Company's estimated net proved reserves totaled 68.3 MBOE, having a pre-tax present value discounted at 10%, using constant prices, of $193 million. The constant prices used at December 31, 2001 were calculated on the basis of market prices in effect on that date and were approximately $16.84 per barrel of oil and $2.23 per Mcf of gas.

     The Company intends to pursue a strategy of development drilling, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Field, where the Company operates 707 gross (523 net) oil wells, including 228 gross (184 net) injection wells. Inland pioneered the secondary water flood recovery processes used in the Field and currently operates 23 approved secondary recovery projects in the area. Budgeted development expenditures for 2002 in the Field are estimated to be $10-$12 million net to the Company.

     Effective January 31, 2000, Inland sold all of its capital stock in Refining to Silver Eagle Refining, Inc. ("Silver Eagle") for $500,000 and the assumption of various refinery liabilities and obligations. Refining owned the Wood Cross Refinery in Woods Cross, Utah and the Roosevelt Refinery in Roosevelt, Utah (which was non-operating at the time of sale). Prior to the sale, the existing cash, inventory, accounts receivable and a note receivable were transferred to Inland Working Capital Corp ("IWCC"). IWCC agreed to satisfy various accounts payable and liabilities not assumed as part of the purchase price. As a result of the sale of Refining to Silver Eagle, the Company is no longer engaged in the business of refining crude oil and marketing refined petroleum products. IWCC subsidiary was formally dissolved in July of 2001.

     Change of Control and Recapitalization.

     In January 2002, the Company announced that it had hired Lehman Brothers Inc. and Petroleum Place Energy Advisors to advise the Company regarding its review of strategic alternatives, which may include a potential sale or merger of the Company. The Company is engaged in various levels of negotiations regarding such a transaction.

     1999 Exchange Agreement - On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio") (Portfolio and Fund V collectively being referred to as "TCW"), Inland Holdings LLC ("Holdings") and Joint Energy Development

Investments II Limited Partnership ("JEDI"). Pursuant to the Exchange Agreement, Fund V agreed to exchange $75 million in principal amount of subordinated indebtedness of IPC plus accrued interest of $5.7 million and Portfolio agreed to exchange warrants to purchase 15,852 shares of Common Stock for the following securities of Inland issued to Holdings, whose members are Fund V and Portfolio:
(1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of Common Stock on December 14, 1999, and (3) 1,164,295 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (A) 121,973 shares of Series E Preferred Stock and (B) 292,098 shares of Common Stock (the "Recapitalization"). The Series C Preferred Stock bore dividends at a rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

     March 2001 Transaction - On March 20, 2001, Hampton Investments LLC ("Hampton"), an affiliate of Smith Management LLC, ("Smith") purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the Exchange Agreement. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, Holdings owned 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock as of March 20, 2001. Hampton owned 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock as of March 20, 2001. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings.

     August 2001 Transaction - On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with SOLVation Inc. ("SOLVation"), a company affiliated with Smith, and entered into other restructuring transactions as described below. The first of the two debt transactions with SOLVation was the issuance of a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW Subordinated Note (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

     The Company also issued a second $5 million unsecured junior subordinated note to SOLVation. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to Holdings and other Company working capital needs.

     In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Holdings were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. Holdings had previously purchased the Series E Preferred Stock from Hampton. The TCW Subordinated Note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to Holdings and the aggregate liquidation value of the Series D and E preferred stock plus accrued dividends of $13,083,000 was recorded as an increase to additional paid-in capital.

     As part of this restructuring, Holdings also sold to Hampton, 1,455,390 shares of their common stock in the Company. Consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company. Holdings also terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors to Hampton. However, Holdings has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Company's shareholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with Holdings that Hampton will have the right to appoint at least two members to the board.


OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

     General. The Company conducts exploration and production activities primarily through IPC, which owns all of the oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other oil and gas related tangible assets of the Company. IPC serves as the operator of 707 wells, or 98% of the wells in which the Company has an interest. Certain disclosures with respect to production, exploration and transportation activities for Inland's fiscal years 1999, 2000 and 2001 are set forth in pages F-24 and F-25 of this Annual Report.

     Oil and Gas Reserves. The following table sets forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net revenues (by reserve categories) without consideration of indirect costs such as interest, administrative expenses or income taxes. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, L.P., an independent reservoir engineer. The review by Ryder Scott Company, L.P. consisted of properties which comprised approximately 80% of the total present worth of future net revenue discounted at 10% as of December 31, 2001. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by Ryder Scott Company, L.P.; however, on a well by well basis, differences of greater than 10% may exist. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-24 through F-27 of this Annual Report.


                                                                         As of December 31, 2001
                                                ---------------------------------------------------------------------
                                                    Proved                      Proved                    Total
                                                   Developed                   Undeveloped                Proved
                                                ---------------           ----------------------       ------------
                                                                          (dollars in thousands)
   Net Proved Reserves
    Oil (MBls)                                      18,409                       36,162                   54,571
    Gas (MMcf)                                      20,682                       61,825                   82,507
    MBOE (6Mcf per Bbl)                             21,856                       46,466                   68,322

  Estimated Future Net Revenues(1)                $182,495                     $375,832                 $558,327

  Present Value of Future Net Revenues(2)         $107,095                      $85,999                 $193,094

     (1) Pre-tax and undiscounted.
     (2) Pre-tax and discounted at 10%.


     Future net revenues from reserves at December 31, 2001 were calculated on the basis of market prices in effect on that date and were approximately $16.84 per barrel of oil and $2.23 per Mcf of gas. The value of the estimated proved gas reserves are net of deductions for shrinkage and natural gas required to power future field operations.

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

     o assumptions concerning future oil and gas prices; and

     o assumptions   concerning  future  operating  costs,   production  taxes,
development costs and work over and remediation costs.

     Because all reserve estimates are to some degree subjective, the quantities of oil and gas that are ultimately recovered, the production and operating costs incurred, the amount and timing of future development expenditures and future oil and gas sales prices may differ materially from those assumed in estimating reserves. Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Inland's actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and the variances may be material.

     No estimates of total proved net oil and gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

     Production, Unit Prices and Costs. The following table sets forth certain information regarding the production volumes of, average sale prices received for, and average production costs for the sales of oil and gas by the Company. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-24 through F-27 of this Annual Report.

                                                                       Year Ended December 31,
                                                         ----------------------------------------------
                                                             2001             2000           1999
                                                            ------           ------         ------
Net Production:
   Oil (MBls)...............................               1,212             1,072           1,165
   Gas (MMcf) (1)...........................               2,423             2,289           2,901
       Total (MBOE).........................               1,616             1,454           1,649
Average Sale Price(2):
   Oil (per Bbl)............................              $22.31            $26.71          $14.38
   Gas (per Mcf)(3).........................              $ 3.05            $ 2.60           $1.56
Average Production Cost:
       ($/BOE)(4)...........................              $ 5.78            $ 5.23          $ 4.34

(1) Net of lease fuel used for operations.
(2) Does not reflect the effects of hedging transactions.
(3) Includes natural gas liquids.
(4) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.

    Drilling Activities. The following table sets forth the number of oil and gas wells drilled during 2001, 2000 and 1999 in which the Company had an interest.

                                     2001                       2000                      1999
                            ---------------------     ------------------------    ----------------------
                              Gross        Net          Gross           Net         Gross         Net
                             -------     -------       -------        -------      -------      -------
Development wells:

    Oil(1) .........           44         34.5          43(2)         34.5(2)         8           7.5

    Dry.............            1           .5           1               1            -             -
                             ------      ------        ------        ------         ------       ------
       Total.......            45         35.0          44            35.5            8           7.5
                             ======      ======        ======        ======         ======       ======

     (1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.

     (2) Three of the wells (gross and net) were completed as water injection wells.

     The information contained in the foregoing table should not be considered indicative of future drilling performance nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company. The Company does not anticipate any acquisitions of properties or major equipment at this time.

     The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate or footage basis under standard drilling contracts.

     Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 2001:

                                                                      Wells(1)
                                    ----------------------------------------------------------------------------
                                               Gross(2)                                      Net(2)
                                    ----------------------------              ----------------------------------
                                                         Water                                        Water
Location                               Oil(1)          Injection                    Oil(1)          Injection
--------                               ---             ---------                    ---             ---------
Utah(3)                                494                231                       377                184



(1) The Company is an operator of 707 gross wells (558 net) and a non-operator with respect to 18 gross (3 net) wells.

(2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 2001.

(3) All of the Company's wells are located in the Field.

     Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 2001:

                                           Developed Acreage                         Undeveloped Acreage(1)
                                       ------------------------                   --------------------------
                                        Gross             Net                        Gross             Net
            Location                    Acres            Acres                       Acres            Acres
           ----------                  -------          -------                     -------          -------
            Utah(2)                     28,300           22,700                     103,300           78,700

(1) Undeveloped acreage includes 56,600 gross (44,700 net) acres held by production at December 31, 2001.

(2) All of the Company's acreage is located in the Field.

     As of December 31, 2001, the undeveloped acreage not held by production involves 241 leases with remaining terms of up to 7 years. Leases covering approximately 1,341 net acres have expiration dates in 2002. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue paying delay rentals and minimum royalties necessary to maintain these leases (an expense of approximately $76,000 net to the Company in 2001). To the extent that wells cannot be drilled in time to hold a lease, which the Company desires to retain, the Company may negotiate a farm-out arrangement of such lease retaining an override or back-end interest.

     Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Field through water flooding. Water flooding involves the pumping of large volumes of water into an oil producing reservoir to increase or maintain reservoir pressures and displace oil, resulting in greater crude oil production. Inland currently operates 23 approved water flood units or areas. At December 31, 2001, the Company had 231 wells injecting an aggregate of 12,400 BWPD. During 2001, the Company installed 42 miles of water pipelines to handle low pressure water delivery and high pressure water injection. The Company also converted 33 gross (26 net) oil wells into injection wells. At December 31, 2001, the Company owned and operated 182 miles of water pipelines and seven water injection plants with an injection capacity of 20,000 BWPD. Inland has experienced stabilized or increasing production in many wells offsetting its water injection operations. Inland intends to continue aggressively developing secondary recovery water flood operations by extending infrastructure and initiating injection in 35 wells in the Field during 2002.

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

     Gas Gathering and Transportation Systems. As of the 2001 year end, the Company produced approximately 14 MMcf of natural gas per day and sold approximately 11 MMcf of natural gas per day. The difference between the volume of natural gas produced and sold is the amount of natural gas that the Company uses as lease fuel for operations. The Company collects and markets approximately 90% of its operated gas production using its gas gathering, transportation and compression system. The system consists of approximately 361 miles of pipelines and 2 compression facilities using 5 compressors and 2 dehydration units with a throughput capacity of 22.5 MMcf per day.

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

     The crude oil produced from the Field is called Black Wax. The Black Wax produced from the Field is primarily transported by truck and refined in Salt Lake City at one of four large refineries operated by Big West, BP, Chevron and Phillips. Transportation of large quantities of Black Wax by pipeline is not currently feasible, and transportation by truck or rail to refineries in California or Colorado is not economical. Black Wax is a valuable commodity since it is low in sulfur content and can be distilled and cracked into high margin petroleum products such as gasoline, diesel and jet fuel; however, it does not blend well with other crude oil feedstocks in the refining process. Since Black Wax has limited compatibility in blending, the demand for Black Wax tends to become inelastic as the supply of Black Wax reaches the cracking and blending capacity of the Salt Lake City refineries. The Company estimates the existing refining capacity for Black Wax in Salt Lake City to be higher than local production. The Company is aware of refinery modifications at the Big West refinery that should further increase the demand for Black Wax.

     The Company has various contracts to sell its Black Wax crude oil to the Salt Lake City refiners. The pricing mechanism under each contract is directly related to the average monthly settlement prices of certain futures contracts quoted on the New York Mercantile Exchange index ("NYMEX"). The negative basis differential between NYMEX and the Company's wellhead price averaged $3.59 during year 2001. From January 2002 and through December 2005, the Company has a contract with Big West to sell up to 7,000 barrels of oil per day at NYMEX less $3.00. The NYMEX price ranged from $19.40 to $29.69 during 2001 and was $19.40 for December 2001. The NYMEX price ranged from $25.54 to $34.26 during 2000. During 2001 and 2000, the Company sold 56% and 59%, respectively, of its oil production to BP. During 2001 and 2000, the Company sold 35% and 41%, respectively, of its oil production to Chevron.

     Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or losses are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. The Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused a default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy claim against ENAC in excess of $7.5 million.

     The Company markets substantially all of its operated gas production. The Company had contracts to sell 3,400 Mcf per day from January 2001 through October 2001 at $4.70 per Mcf. The Company currently has contracts to sell 5,042 Mcf per day from November 2001 through March 2002 at $2.89 per Mcf and 5,042 Mcf per day from April 2002 through October of 2002 at $2.28 per Mcf. Natural gas marketed by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.13 per Mcf to $10.21 per Mcf during 2001 and from $2.52 to $7.18 per Mcf during 2000, and was $2.40 per Mcf for December 2001. All spot market sales during 2001 and 2000 were made to Wasatch Energy Corporation ("Wasatch"). Inland believes that the loss of Wasatch as a purchaser of its gas production would not have a material adverse effect on its results of operations due to the availability of other natural gas purchasers in the area.

     On March 22, 2002, Questar Pipeline Company ("QPC") curtailed all gas producers in the Monument Butte Field, including Inland, for not meeting certain QPC specifications. After curtailment, Inland is producing and transporting approximately 50% of its total gas capacity. The Company is in the process of installing a gas liquid plant in the Field that would bring all of its gas up to QPC's pipeline specifications. The gas liquid plant will be operational in approximately 60 days. The Company believes that the current gas curtailment is not significant to the Company's operations.

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

     Environmental Regulation. The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2002.

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

     The following environmental laws and regulatory programs appeared to be the most significant to the Company's operations in 2001, and are expected to continue to be significant in 2002:

     Regulated Access to Public Lands. A substantial portion of the Company's operations occur on federal leaseholds. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an Environmental Assessment ("EA") to evaluate the environmental impacts of the Company's proposed development plan within the Field. The Agency's Record of Decision ("ROD") on the EA, which was issued on February 3, 1997, identified surface stipulations and mitigation measures that the Company must implement to protect various surface resources, including protected and sensitive plant and wildlife species, archaeological and paleontological resources, soils and watersheds. The Company has proven itself successful at continuing to develop oil and gas resources in the Field while complying with the surface stipulations and mitigation measures contained in the 1997 ROD. In 2002, the BLM will begin evaluating the environmental impacts of 600 to 900 new wells proposed for development by the Company over a five to ten year period beginning in 2004. An Environmental Impact Statement ("EIS") will be prepared by BLM in 2002, and a final ROD on the EIS should be issued in mid-2003.

     On February 16, 1999, the United States Fish and Wildlife Service ("USFWS") issued a Proposed Rule to list the mountain plover, a small ground-nesting bird, as "threatened" under the Federal Endangered Species Act. The Field contains the only known breeding population of mountain plover in Utah. The USFWS had not issued a Final Rule to list the mountain plover as of December 31, 2001, however, the USFWS and BLM are likely to implement additional restrictive surface stipulations in the Field once a Final Rule to list the mountain plover as threatened is issued. Based on preliminary discussions with the USFWS and BLM, the Company believes it will be able to comply with any additional surface stipulations without causing a material impact on its future drilling plans in the Field.

     Clean Water and Oil Pollution Regulatory Programs. The federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). The Company's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company's production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2001, the Company had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

     The Company has obtained the necessary permits for the Class II injection wells it operates, and monitors the water quality of injection water at several injection stations. The Company also maintains a schedule to conduct mechanical integrity tests for each well every five years. The Company experienced some difficulty monitoring and regulating injection pressures at each individual injection well during the period from 1995 to 1998. The Company has reached a Settlement with EPA on injection well over pressuring during the 1995 to 1998 time period, and is currently in substantial compliance with the EPAs underground injection program. The Company developed a computer program in 1999 to assist with monitoring injection pressures that has enhanced the Company's efforts to meet EPA requirements.

     Clean Air Regulatory Programs. The Company's operations are subject to the federal Clean Air Act ("CAA"), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. The Company currently obtains construction and operating permits for its compressor engines, and is not presently aware of any potential adverse claims in this regard.

     Waste Disposal Regulatory Programs. The Company's operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as "nonhazardous solid wastes". The EPA is currently considering the adoption of stricter disposal and clean-up standards for nonhazardous solid wastes under the Resource Conservation and Recovery Act ("RCRA"). In some instances, EPA has already required the clean up of certain nonhazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as "nonhazardous" by EPA, including some wastes generated during the Company's drilling and production operations, may in the future be reclassified as "hazardous wastes". Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

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

     Operational Hazards And Uninsured Risks. The oil and gas business involves certain inherent operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses. The Company is also required under various operating agreements to maintain certain insurance coverage on existing wells and all new wells drilled during drilling operations, and name others as additional insureds under such insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on the Company's financial condition and results of operations.

     Competition. Many companies and individuals are engaged in the oil and gas business. Inland is faced with strong competition from major oil and gas companies and other independent operators attempting to acquire prospective oil and gas leases, producing oil and gas properties and other mineral interests. Some competitors are very large, well-established companies with substantial capabilities and long earnings records. Inland may be at a disadvantage in acquiring oil and gas prospects since it must compete with individuals and companies that have greater financial resources and larger technical staffs than Inland.

     With respect to Black Wax production, additional competitive pressure result from the inelasticity in the demand for Black Wax after the refining capacity in the Salt Lake City area is reached.

DISCONTINUED REFINING OPERATIONS

     General. As noted above under "Overview", Inland sold its refinery operations effective as of January 31, 2000 by selling all of its stock in Refining to Silver Eagle. The Company's refining operations were conducted through its wholly-owned subsidiary, Refining, at the Woods Cross Refinery, a hydroskimming plant with an overall crude capacity of approximately 10,000 BPD.

     The financial statements included with this Annual Report reflect all necessary adjustments to record Refining at net realizable value as of December 31, 1999, and to reflect the refining operations as discontinued operations. Consequently, separate segment information and a separate discussion of refinery operations, are not included in this Annual Report.

     Environmental Regulations Associated with Discontinued Refining Operations. As of December 31, 2001, the Company was not aware of any remaining liabilities associated with any of its previously held refining properties. There remains, however, the possibility that federal, state, or local governmental agencies, or private parties could attempt to join the Company in clean-up efforts associated with previously held refining properties should they be required.

EMPLOYEES

     At February 19, 2002, the Company had 108 employees, consisting of three executive officers, 20 technical, clerical and administrative employees and 85 field operations staff involved in the Company's oil and gas operations in Utah. A sale or strategic alliance of the Company could affect a number of Company employees.

OTHER PROPERTY

     The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 16,500 square feet pursuant to a lease that expires in December 2002 and provides for a rental rate of $25,000 per month. Such space is adequate for the foreseeable future. The Company owns the Roosevelt Utah field office (20,200 square feet) and land (40 acres).

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

None.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since July 29, 1999, Inland's Common Stock has been traded over-the-counter and quoted from time to time in the OTC Bulletin Board and in the "Pink Sheets" under the trading symbol "INLN". Prior to July 29, 1999, Inland's Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "INLN". As of March 13, 2002, there were approximately 513 holders of record of Inland's Common Stock. The following table sets forth the range of high and low sales prices as reported by Nasdaq for the periods indicated prior to July 29, 1999, and the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated after July 29, 1999. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. All prices have been adjusted to give retroactive effect to the 1-for-10 reverse split of the Common Stock effected on December 14, 1999. This adjustment was made by multiplying the actual price by a factor of 10. There can be no assurance that the shares would have traded at such adjusted price had the reverse split occurred prior to the dates reflected below.

                                                               Common Stock Price Range
                                                             ------------------------------

                                                                  High                  Low
                                                                 ------                ------

          YEAR ENDED DECEMBER 31, 2001
          First Quarter...................................     $   1.87             $  1.03
          Second Quarter..................................         1.69                1.25
          Third Quarter...................................         1.60                1.30
          Fourth Quarter..................................         2.10                1.32

         YEAR ENDED DECEMBER 31, 2000
          First Quarter...................................     $   7.00             $  2.13
          Second Quarter..................................         7.00                3.00
          Third Quarter...................................         5.75                4.25
          Fourth Quarter..................................         3.88                0.94

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 2001. Inland utilizes the successful efforts method of accounting for oil and gas activities. Such data should be read together with the historical consolidated financial statements of Inland incorporated in this annual report.


                                                                         Year Ended December 31,
                                                        -------------------------------------------------------
                                                          2001           2000       1999       1998        1997
                                                        --------       -------     ------     ------      ------
                                                             (dollars in thousands, except for unit amounts)
REVENUE AND EXPENSE DATA:
Revenues:
   Oil and gas sales................................    $31,487        $28,497     $16,399   $21,278     $17,182

Operating expenses:
   Lease operating expenses.........................      9,344          7,596       7,160     8,362       3,780
   Production taxes.................................        479            483         192       454         383
   Exploration......................................        143            135         155       153          61
   Impairment.......................................          -              -           -     1,327           -
   Depletion, depreciation and amortization.........      9,106          7,816       9,882    12,025       6,480
   General and administrative, net..................      1,486          2,128       3,136     2,061       2,118
                                                        --------        -------     -------   -------     -------
      Total operating expenses......................     20,558         18,158      20,525    24,382      12,822
                                                        --------        -------     -------   -------     -------
Operating income (loss).............................     10,929         10,339      (4,126)   (3,104)      4,360


Interest expense....................................    (12,031)        (8,298)    (15,989)  (14,895)     (4,759)
Unrealized derivative...............................     (5,548)             -           -         -           -
Interest and other income...........................        626            103          72       107         380
                                                        --------        -------     -------   -------     -------
Net income (loss) from continuing operations             (6,024)         2,144     (20,043)  (17,892)        (19)
Loss from discontinued operations.............                -           (250)    (16,274)   (5,560)          -
                                                        --------        -------     -------   -------     -------
Net income (loss) before extraordinary loss and
   cumulative effect of change in accounting
   principle........................................     (6,024)         1,894     (36,317)  (23,452)        (19)
Extraordinary loss..................................          -                       (556)               (1,160)
Cumulative effect of change in accounting principle.         45              -           -         -           -
                                                        --------        -------     -------   -------     -------
Net income (loss) ..................................     (5,979)         1,894     (36,873)  (23,452)     (1,179)

Redemption premium - Preferred Series B Stock.......          -              -           -         -        (580)
Accrued Preferred Series C Stock dividends..........          -              -        (663)   (1,084)       (450)
Accrued Preferred Series D Stock dividends..........     (6,342)        (9,732)     (2,262)        -           -

Accrued Preferred Series E Stock dividends..........       (980)        (1,506)       (350)        -           -
Accretion of Preferred Series D Stock discount......     (3,318)        (6,300)     (1,473)        -           -
Accretion of Preferred Series E Stock discount......       (535)          (900)       (220)        -           -
Excess carrying value of Series E preferred
         over redemption consideration .............     13,083              -           -         -           -
                                                         -------        -------     --------   -------    -------
Net loss attributable to common stockholders....        $(4,071)      $(16,544)    $(41,841) $(24,536)   $(2,209)
                                                         =======        =======     ========   =======    =======

Net income (loss)...............................        $(5,979)       $ 1,894     $(36,873) $(23,452)   $(1,179)
Change in fair value of derivative contracts              5,503              -            -         -          -
                                                        --------        -------     -------    -------    -------
Comprehensive income (loss).....................        $  (476)       $ 1,894     $(36,873) $(23,452)   $(1,179)
                                                        ========        =======     =======    =======    =======

Loss per common share from continuing operations
     Basic......................................        $ (1.42)       $ (5.62)    $ (17.56) $ (22.62)   $ (1.42)
     Diluted....................................          (1.42)         (5.62)      (17.56)   (22.62)     (1.42)

Loss per common share before extraordinary loss and
  cumulative effect of change in accounting
    principle
     Basic......................................        $ (1.40)       $ (5.71)    $ (28.99) $ (29.25)   $ (1.42)
     Diluted....................................          (1.40)         (5.71)      (28.99)   (29.25)     (1.42)

Loss per common share:
     Basic......................................        $ (1.40)       $ (5.71)    $ (29.37) $ (29.25)   $ (2.99)
     Diluted....................................          (1.40)         (5.71)      (29.37)   (29.25)     (2.99)


                                                                         Year Ended December 31,
                                                          -------------------------------------------------------
                                                           2001          2000          1999        1998       1997
                                                          ------        ------        ------      ------     ------
                                                              (dollars in thousands, except for unit amounts)
BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net.........................     $162,025      $148,955      $142,412    $159,105   $133,820
Total assets........................................      173,376       160,065       153,402     187,781    175,953
Debt................................................      197,456        83,500        79,082     156,973    123,111
Preferred stock.....................................            -        91,243        72,805      11,102     10,018
Stockholders' equity (deficit)......................      (30,412)      (20,210)       (3,666)      7,039     30,672

OTHER FINANCIAL DATA:

Net cash provided by (used in) operating activities....  $ 16,663      $  7,992       $(7,513)   $  6,822   $  5,668
Net cash used in investing activities...............      (22,289)      (14,137)       (3,772)    (39,391)   (99,272)
Net cash provided by financing activities...........        6,727         4,085        10,502      47,076    107,128

OPERATING DATA:
Sales volumes (net):
     Oil (MBbls)................................            1,212         1,072         1,165       1,501        855
     Gas (MMcf).................................            2,423         2,289         2,901       3,006      1,637
     MBOE.......................................            1,616         1,454         1,649       2,002      1,128
     BOEPD......................................            4,427         3,973         4,518       5,485      3,090
Average prices (excluding hedging activities):
     Oil (per Bbl)..............................         $  22.31      $  26.71      $  14.38    $   9.82   $  16.17
     Gas (per Mcf)..............................             3.05          2.60          1.56        2.00       2.19
     Per BOE....................................            21.30         23.79         12.90       10.35      15.23

 Production and operating costs (per BOE) (1)....        $   5.78      $   5.23      $   4.34    $   4.18   $   3.35

(1) Excludes production taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 2001, 2000 and 1999.

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

     In January 2002, the Company announced that it had hired Lehman Brothers Inc. and Petroleum Place Energy Advisors to advise the Company regarding its review of strategic alternatives, which may include a potential sale or merger of the Company. The Company is engaged in various levels of negotiations regarding such a transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion of financial condition and results of operation are based upon the information reported in our consolidated financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculated due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Note 1 in our accompanying consolidated financial statements.

     Revenue recognition. The Company is engaged in the acquisition, development, and enhancement of oil and gas properties of crude oil and natural gas. Our revenue recognition policy is significant because our revenue is a key component of our results of operations and our forward looking statements contained in Liquidity and Capital Resources. We derive our revenue primarily from the sale of produced crude oil and natural gas. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 60 days after the date of production. At the end of each period we make estimates of the amount of production delivered to the purchaser and the price we received. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

     Oil and gas reserve quantities. Estimated reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, depreciation and impairment for our proved oil and gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operation conditions. Future inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced at the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the calculation for which the reserve estimates will be used. Reserve estimates are inherently imprecise. Estimates of new discoveries are more imprecise that those of proved producing oil and gas properties. We expect that periodic reserve estimates will change in the future, as additional information becomes available or as oil and gas prices and costs change. For any period, unknown circumstances could have caused us to calculate more or less depletion, depreciation or impairment. Changes in these calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates changed.

     Valuation of long-lived and intangible assets. Our property and equipment are recorded at cost. An impairment allowance is provided on unproved property when we determine that the property will not be developed. We evaluate the reliability of our proved producing and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Our impairment test compares the expected undiscounted future net revenues from a property using escalated pricing with the related net capitalized costs of the property at the end of each period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to our estimate of fair value, which is determined by applying a 10% discount rate to future net revenues. Each company has its own criteria for acceptable internal rates of return, and those criteria can change over time. Different pricing assumptions or discount rates would result in a different calculated impairment.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 2001 increased $3 million, or 11% from the previous year. As shown in the table below, the $3 million variance in 2001 was caused by higher crude oil and natural gas volumes and, in the case of natural gas higher average prices, offset by lower crude oil prices. The Company operates and is in control of over 98% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 79% and 83% during 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

     The Company had entered into price protection agreements to hedge against volatility in crude oil prices. The Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. Amounts expected to be reclassified to earnings in 2002 and 2003 are $3,993,000 and $1,510,000, respectively. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $2.9 million and $6.1 million during year 2001 and 2000, respectively, to recognize hedging contract settlement losses. See
Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

     On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy unsecured claim against ENAC in excess of $7.5 million.

                              Year Ended December 31, 2001                      Year Ended December 31, 2000
                        -----------------------------------------       --------------------------------------------

                          Net Volume      Average      Sales              Net Volume       Average         Sales
                        (Bbls or Mcfs)     Price     (in 000's)         (Bbls or Mcfs)      Price         (in 000's)
                        --------------    -------    ----------         --------------     -------        ----------
Crude Oil Sales             1,211,793       $22.31      $ 27,034            1,071,752          $26.71       $ 28,627
Natural Gas Sales           2,422,612       $ 3.05         7,394            2,289,059           $2.60          5,953
Hedging Loss                                              (2,941)                                             (6,083)
                                                        ---------                                           --------
   Total Revenue                                        $ 31,487                                            $ 28,497
                                                        =========                                           ========

     Lease Operating Expenses. Lease operating expense for the year ended December 31, 2001 increased $1,748,000, or 23% from the previous year. Lease operating expense per BOE increased from $5.23 per BOE sold in 2000 to $5.78 per BOE in 2001. The increase in year 2001 on a BOE basis is due to substantially higher costs of materials and labor, due to increased demand for products, services and employees in the Monument Butte region and neighboring areas.

     Production Taxes. Production taxes as a percentage of sales were 1.4% in 2001 and 1.4% in 2000. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

     Exploration. Exploration expense in 2001 and 2000 represents the Company's cost to retain unproved acreage including delay rentals.

     Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 2001 increased 16.5%, or $1.3 million, from the previous year. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.26 per BOE sold during 2001 compared to $4.95 per BOE sold during 2000. Based on December 31, 2001 proved reserves, the Company's depletion rate entering 2002 is $5.25 per BOE.

     General and Administrative, Net. General and administrative expense for the year ended December 31, 2001 decreased $642,000, or 30% from the previous year. General and administrative expense is reported net of operator fees and reimbursements which were $7.5 million and $5.5 million during 2001 and 2000, respectively. Gross general and administrative expense was $9 million in 2001 and $7.2 million in 2000. The lower net general and administrative expenses for 2001 was due to higher reimbursement from operating overhead, drilling and labor due to the 2001 drilling program offset by higher labor and benefit costs.

     Interest Expense. Interest expense for the year ended December 31, 2001 increased $3.7 million, or 45% from the previous year. The increase was the result of the new issuance of subordinated debt on August 2, 2001 of $109 million at a rate of 11% per annum. Accrued interest on the subordinated debt for 2001 was $5 million compared to none for 2000. Interest on the senior bank debt decreased $1.5 million or 19% from the previous year. Borrowings during 2001 and 2000 were recorded at effective interest rates of 8.8% and 10.2%, respectively.

     Other Income. Other income in 2001 and 2000 primarily represents interest earned on the investment of surplus cash balances and miscellaneous other income.

     Income Taxes. In 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

     Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

     Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

     Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period, that started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

     Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

                              Year Ended December 31, 2000                      Year Ended December 31, 1999
                        ---------------------------------------         -------------------------------------------

                          Net Volume      Average      Sales              Net Volume       Average         Sales
                        (Bbls or Mcfs)     Price     (in 000's)         (Bbls or Mcfs)      Price        (in 000's)
                        --------------    -------    ----------         --------------     -------       ----------
Crude Oil Sales             1,071,752      $26.71      $ 28,627              1,165,117      $14.38         $ 16,754
Natural Gas Sales           2,289,059      $ 2.60         5,953              2,900,501      $ 1.56            4,517
Hedging Loss                                             (6,083)                                             (4,872)
                                                     ----------                                          ----------
   Total Revenue                                       $ 28,497                                            $ 16,399
                                                     ==========                                          ==========

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

     Exploration. Exploration expense in 2000 and 1999 represents the Company's cost to retain unproved acreage including delay rentals.

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

     Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued represented those dividends earned during 2000 and the fourth quarter of 1999, respectively. As discussed under Note 5 to the Consolidated Financial Statements, the
Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

     Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued represented those dividends earned during 2000 and the fourth quarter of 1999, respectively. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

     Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period which started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

     Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. As discussed under Note 5 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.


LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

     Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At December 31, 2001, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002.

     In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2001, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 6.27% and 4.65%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants as of December 31, 2001. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. The Fortis Credit Agreement was amended on March 25, 2002.

SUBORDINATED UNSECURED DEBT TO SOLVATION INC.

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

SUBORDINATED UNSECURED DEBT TO TCW

     In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty.

CASH FLOW AND CAPITAL PROJECTS

     During the year 2001, the Company generated $20.6 million of EBITDA (earnings before interest, taxes, depreciation and amortization) of which it used $22.3 million to continue development of the Field and $6.4 million to service interest on senior bank borrowings. Net proceeds of $8.7 million from the issuance of subordinated debt was generated to provide working capital to its operations and $2 million to retire the Series E preferred stock. Field development in year 2001 consisted of drilling 45 gross wells (35 net wells), converting 33 gross (25 net) wells to water injection and continued extension of the gas gathering and water delivery infrastructures.

     The Company's net capital budget for development of the Field in year 2002 is estimated to be $10 to $12 million. The Company plans to drill 25 wells (20 net wells), complete 25 workovers or recompletion wells and convert 35 producing wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items. The Company's contractual cash obligations are listed in the following table:


Contractual                                 Less Than          1-3           4-5        After 5
Cash Obligations            Total            1 Year           Years         Years        Years
----------------           --------         ---------        -------       -------      --------
                                            (In thousands)

Long-term debt             $197,456         $    -           $13,918       $64,726      $118,812
Operating leases                299               299           -             -             -
                           --------         ---------        -------       -------      --------
Total Contractual Cash     $197,755         $     299        $13,918       $64,726      $118,812
                           ========         ==========       =======       =======      ========

     On March 22, 2002, Questar Pipeline Company ("QPC") curtailed all gas producers in the Monument Butte Field, including Inland, for not meeting certain QPC specifications. After curtailment, Inland is producing and transporting approximately 50% of its total gas capacity. The Company is in the process of installing a gas liquid plant in the Field that would bring all of its gas up to QPC's pipeline specifications. The gas liquid plant will be operational in approximately 60 days. The Company believes that the current gas curtailment is not significant to the Company's operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

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

     In June 2001, SFAS No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued, which requires all business combinations to be accounted for using the purchase method and changes the treatment of goodwill created in a business combination. The adoption of these two statements did not have an impact on the Company.

     Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The asset is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement which becomes effective on January 1, 2003.

     In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This Statement established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for the long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and the Company did not have a material impact upon adoption.

DELISTING OF COMMON STOCK

     Effective with the close of business July 28, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company was no longer able to satisfy the net tangible asset maintenance standard for continued listing. The Company's Common Stock is now traded on the NASD over-the-counter bulletin board under the same symbol "INLN".

INFLATION AND CHANGES IN PRICES

     Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although the level of inflation affects certain of Inland's costs and expenses, inflation did not have a significant effect on Inland's result of operations during 2001 or 2000.

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

     INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of December 31, 2001, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:


         Principle Amount           Period Locked In                            Interest Rate
         ----------------           ----------------                            -------------
         $83 million                January 1, 2002 - February 22, 2002         6.77%
         $83 million                February 22, 2002 - May 23, 2002            5.15%
         $500,000                   January 1, 2002 - June 3, 2002              5.28%

     The  Company's  total  subordinated  debt of $114  million  outstanding  at
December 31, 2001 has a fixed interest rate of 11% per annum compounded quarterly and is not subject to rate increases. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                      Increase in Interest Expense Without
                                      Hedge


                                  1% increase in     2% increase in
                                  interest rates     interest rates
                                  --------------     --------------

     Year 2002                       $515,000          $1,030,000
     Year 2003                       $835,000          $1,670,000
     Year 2004                       $818,000          $1,635,000
     Year 2005                       $591,000          $1,183,000
     Year 2006                       $313,000          $  626,000
     January 1, 2007 through
     June 30, 2007                   $157,000            $313,000


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

     On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The bankruptcy caused ENAC to default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. Amounts expected to be reclassified to earnings in 2002 and 2003 are $3,993,000 and $1,510,000, respectively. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy unsecured claim against ENAC in excess of $7.5 million.

     On March 11, 2002, the Company hedged 30,000 net barrels per month with Equiva Trading Company for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. The potential gains or (losses) on this contract based on a hypothetical average market price of equivalent product for this period is as follows:

          Average NYMEX Per Barrel Market Price for the Contract Period

                     $  18.00      $    20.00    $  22.00       $ 24.00     $   26.00    $     28.00   $     30.00
All Contracts -      $1,593,000    $1,053,000    $513,000       $27,000     $(567,000)   $(1,107,000)  $(1,647,000)
2002



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

         None.



                                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides information as of March 1, 2002, with respect to each of the Company's directors and executive officers:


                                                                                   SERVED AS EXECUTIVE
                                                                                       OFFICER OR
    NAME                             AGE                  POSITION                   DIRECTOR SINCE
    ----                             ---                  --------                 -------------------
                                          DIRECTORS

 Arthur J. Pasmas (1)                 67         Director (Chairman)                     2001

 Marc MacAluso (1)                    41         Director, Chief Executive               1999
                                                 Officer and Chief Operating
                                                 Officer
 Bill I. Pennington                   50         Director, President and                 1994
                                                 Chief Financial Officer
 Bruce M. Schnelwar (1)               60         Director                                2001
 Dewey A. Stringer III(1)             59         Director                                2001


                                  OTHER EXECUTIVE OFFICERS


 William T. War                       59         Vice President                          1998



     (1)  Member of the Audit Committee.

     ARTHUR J. PASMAS. Mr. Pasmas has served as Vice President of Smith Management LLC (or affiliated entities), New York, New York, a private company engaged in various businesses and investments, including oil and gas, since 1984. He currently manages oil and gas investments as Vice President for Smith Management LLC from offices in Houston, Texas. He was appointed as a director and Chairman of the Board on August 2, 2001. He was also a director of the Company from 1994 until September 1999, and was Co-Chief Executive Officer of the Company from November 1998 until September 1999.

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

     BILL I. PENNINGTON. Mr. Pennington has served as Chief Financial Officer of the Company since September 21, 1994 and as President since November 16, 2000. He also served as Chief Executive Officer from September 23, 1999 until February 1, 2001 and as Vice President from March 22,1996 until September 23, 1999. He was appointed as a director of the Company on September 23, 1999. He served as a director of the Company from September 21, 1994 until September 25, 1996 and as Treasurer of the Company from September 21, 1994 until March 22, 1996. He also served as President, Chief Operating Officer and a Director of Lomax Exploration Company, now known as IPC, from May 1987 until the Company's acquisition of IPC on September 21, 1994. From March 1986 until May 1987, Mr. Pennington was a manager with the accounting firm of Coopers & Lybrand in Houston, Texas. Mr. Pennington is a certified public accountant.

     BRUCE M. SCHNELWAR. Mr. Schnelwar has served as a director of the Company since March 22, 2001. He also was a director of the Company from February 1998 until September 1999. He has served since August 1994 as Executive Vice President and Chief Financial Officer of Smith Management LLC (or affiliated entities).

     DEWEY A. STRINGER III. Mr. Stringer has been President of Petro-Guard Co., Inc., a private oil and gas exploration company located in Houston, Texas since July 1987.

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Commission any Form 3, 4 or 5 during 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation earned by the Company's Chief Executive Officer and each of its three other most highly compensated executive officers for the year ended December 31, 2001 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999:


                                                  ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                                -------------------------    ------------------------
                                                                             SECURITIES
                                                                             UNDERLYING
                                                             OTHER ANNUAL    OPTIONS OR   ALL OTHER
Name/Principal Position       YEAR   SALARY     BONUS        COMPENSATION     WARRANTS   COMPENSATION
-----------------------       ----   ------     -----        ------------    ---------   ------------

Arthur  J. Pasmas,            2001   $   --     $   --        $199,992(1)       --        --
Chairman(1)                   2000   $   --         --        $199,992(1)       --        --
                              1999   $   --         --        $ 80,779(1)       --        --

Marc MacAluso, Chief          2001   $235,537   $   --        $ 27,952(3)    150,000(4)   --
Executive Officer and Chief   2000   $   --         --        $   --            --        --
Operating Officer(2)          1999   $   --         --        $   --            --        --

Bill I. Pennington,           2001   $250,000       --        $   --         150,000(4)   --
President and Chief           2000   $250,000       --        $ 10,200          --        --
Financial Officer(5)          1999   $201,000       --        $  6,544        87,500(6)   --

William T. War,               2001   $155,346   $ 75,000      $   --            --        --
Vice President                2000   $175,000   $ 50,000      $ 10,200          --        --
                              1999   $162,000       --        $  5,020        25,000      --


      (1) Mr. Pasmas was appointed as a director and Chairman on August 2, 2001. He was also a director of the Company from 1994 until September 1999, and was Co-Chief Executive Officer of the Company from November 1998 until September 1999. The $199,992 represents total compensation paid to Mr. Pasmas during 2001 for his consulting agreement terminated on August 2, 2001 and his compensation as the Chairman of the Board. The $199,992 and $80,779 for the years 2000 and 1999, respectively, were for consulting fees paid to Mr. Pasmas as a non officer and director.

      (2) Mr. MacAluso was appointed Chief Executive Officer and Chief Operating Officer on February 1, 2001. He was not an officer of the Company prior to his appointment as Chief Executive Officer and Chief Operating Officer on February 1, 2001.

      (3) Moving expenses in 2001 for Mr. MacAluso.

      (4) Options issued to Mr. MacAluso and Mr. Pennington on February 1, 2001.

      (5) Mr. Pennington was Chief Executive Officer until from September 23, 1999 until February 1, 2001.

      (6) These options were mutually terminated by the Company and Mr. Pennington effective February 1, 2001.


     Option/Warrant/SAR Grants. The following table sets forth certain information regarding options, warrants and SARs granted during 2001:


                             INDIVIDUAL GRANTS                                                      POTENTIAL
-------------------------------------------------------------------                            REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL
                      NUMBER OF         PERCENT OF TOTAL                                          RATES OF STOCK
               SECURITIES UNDERLYING  OPTIONS/WARRANTS/SARS  EXERCISE OR                        PRICE APPRECIATION
              OPTIONS/WARRANTS/SARS   GRANTED TO EMPLOYEES   BASE PRICE     EXPIRATION           FOR OPTION TERM
NAME                  GRANTED (#)      IN FISCAL YEAR          ($/SH)          DATE            5%($)           10%($)
----          ----------------------  ---------------------  -----------    ----------         -----           ------

Marc MacAluso          90,000             100%                 $   1.63       2/1/09          $ 70,000        $168,000
                       60,000             100%                 $   2.84       2/1/09          $ 81,000        $195,000
Bill I. Pennington     90,000             100%                 $   1.63       8/2/06          $ 41,000        $ 90,000
                       60,000             100%                 $   2.84       8/2/06          $ 47,000        $104,000
William T. War             --              --                        --           --                --              --


     Option/Warrant/SAR Exercises and Year-End Value Table. The following table sets forth certain information regarding option exercises and the value of the outstanding options to purchase Common Stock held by the Named Officers at December 31, 2001:

                                                              NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                          NUMBER OF SHARES                    OPTIONS AT FISCAL YEAR END          AT FISCAL YEAR END (1)
                           ACQUIRED OR           REALIZED
NAME                         EXERCISE             VALUE    EXERCISABLE     UNEXERCISABLE    EXERCISABLE           UNEXERCISABLE
----                         --------             -----    -----------     -------------    -----------           -------------
Marc MacAluso                    --                --          50,000        100,000              --                   --
Bill I .Pennington               --                --         150,000           --                --                   --
William T. War                   --                --          25,000           --                --                   --




     (1) Value is based on the closing bid price of $1.35 per share on December 31, 2001.

     Long-Term   Incentive   Plans.  The  following  table  sets  forth  certain
information regarding long-term incentive awards granted during 2001 to the Named Officers:

                                                         PERFORMANCE OR         ESTIMATED FUTURE PAYMENTS UNDER
                           NUMBER OF SHARES,            OTHER PERIOD              NON-STOCK PRICE-BASED PLANS
                           UNITS OR OTHER RIGHTS        UNTIL MATURATION       THRESHOLD     TARGET     MAXIMUM
NAME                                   #                 OR PAYOUT             ($ OR #)     ($ OR #)    ($OR #)
----                       ---------------------        ----------------       --------     --------    -------
Marc MacAluso                       --                     12/31/03(1)          $50,000     $50,000     $50,000
Bill I. Pennington                  --                     12/31/03(1)          $50,000     $50,000     $50,000
William T. War                      --                             --                --          --          --


      (1) The Employment Agreements of Messrs. MacAluso and Pennington provide for a performance bonus of $50,000 and $50,000, respectively, for the December 31, 2001 year based on meeting or exceeding actual 2001 oil and gas net equivalent production barrels and either completing a merger with another company acceptable to the Board or a public offering of the Company's common stock. However, the 2001 performance goals were not met and no bonuses were paid.

     Compensation of Directors. The members of the Board of Directors of the Company are entitled to reimbursement for their reasonable expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Effective September 23, 1999, members of the Board who are not employees of the Company are paid an annual fee of $25,000 and no additional meeting fees for meetings of the Board or any committee. The Board of Directors may grant discretionary options to directors.

     Employment Agreements. Effective February 1, 2001, the Company entered into an employment agreement with Mr. MacAluso. The Company entered into new employment agreement with Mr. Pennington effective February 1, 2001, pursuant to which the Company and Mr. Pennington agreed to terminate his prior employment agreement. Mr. Pennington also agreed to cancel all outstanding options granted to him.

     Pursuant to their employment agreements, dated effective February 1, 2001, the Company agreed to pay Messrs. MacAluso and Pennington base salaries of $250,000 and annual bonuses of up to $50,000 contingent upon the Company reaching or exceeding certain performance targets to be set by the Board for each year. Their employment agreements have an initial term of three years and automatically are extended for additional one year periods unless either party terminates the agreement prior to the end of the current term. The Company also agreed to grant each of them options to purchase 90,000 shares of the Company's Common Stock at an exercise price of $1.625 per share and options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.84 per share, with such options vesting ratably over twelve fiscal quarters, with the first one-twelfth vesting on March 1, 2001. However, Mr. Pennington is fully vested in his 150,000 options due to change of control of the Company. The options for 90,000 shares are also subject to automatic increase upon the issuance of additional shares by the Company in a pro rata amount based on the percentage increase in the number of outstanding shares of the Company. The exercise price for such new options would be the same as the issue price of the new shares issued by the Company. Their new employment agreements also entitle them to participate in all employee benefit plans and programs of the Company. Each agreement also provides that if the employee is permanently disabled during the term of the Agreement, he will continue to be employed at 50% of his base salary until the first to occur of his death, expiration of 12 months, or expiration of the employment agreement. Upon termination of employment by the Company without cause or after a subsequent change of control of the Company, any unvested portion of their options immediately vest. Upon termination of employment by the Company or the employee following a change of control of the Company, the Company agrees to pay the employee an amount equal to the greater of $250,000 or the remaining unpaid base salary for the remaining term of the employment agreement and agrees to continue all employee benefits for a period of one year. Additionally, they will be entitled to severance payments in accordance with the Company's severance policy which provide for a severance payment if the employee is terminated due to a change in control in an amount determined based on the number of years of employment, ranging from two weeks' base salary for one years' employment up to six months base salary for employment of five years or more. The Company also agreed to pay various temporary housing, commuting, moving and relocation expenses of Mr. MacAluso in connection with his transfer from Houston, Texas to Denver, Colorado. These expenses were $27,952. In addition, the Company agreed to purchase the equity in Mr. MacAluso's house in Houston for $141,000 (based on appraised value) and assumed the financial responsibility for its ultimate sale which was completed in April of 2001.

     Mr. War's employment agreement was also amended effective November 16, 2000 to eliminate the $75,000 termination payment payable by the Company if his employment was terminated by the Company without cause or following a change in control, and the $75,000 severance payment if he was terminated without cause. Under the amended employment agreement, Mr. War was paid a bonus of $50,000 in January 2001 upon execution of the amendment and paid another $25,000 in December 2001. Additionally, he will be entitled to six months' base salary ($70,000) pursuant to the Company's severance policy if his employment is terminated following a change in control prior to expiration of the term of his employment agreement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has no compensation committee and the full Board of Directors determines the compensation to be paid to executive officers of the Company, subject to approval by TCW Asset Management Company. Messrs. MacAluso and Pennington participated in deliberations by the Board of Directors concerning executive officer compensation during 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 13, 2002, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, each Named Officer, and all executive officers and directors of the Company as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                                                   Number
        Name and Address                             Of
        of Beneficial Owner                        Shares      Percent
        -------------------                        ------      -------

Hampton Investments LLC (1)                       2,318,186     71.7
  885 Third Avenue, 34th Floor
  New York, New York 10022

Inland Holdings LLC (2)                             297,196      9.2
  TCW Asset Management Company
  865 S. Figuero,  Suite 1800
  Los Angeles, California  90017

Marc MacAluso(3)                                    150,000      4.6
  410 17th Street
  Suite 700
  Denver, Colorado  80202

Bill I. Pennington (3)                              152,168      4.7
 410 17th Street
 Suite 700
 Denver, Colorado 80202


Arthur J. Pasmas (4)                                     --       --
  5858 Westheimer, Suite 400
  Houston, Texas 77057

Bruce M. Schnelwar (4)
  885 Third Avenue, 34th Floor                           --       --
  New York, New York 10022

Dewey A. Stringer III                                 1,990        *
  5858 Westheimer, Suite 400
  Houston, Texas 77057

William T. War (3)                                   25,000        *
  410 17th Street
  Suite 700
  Denver, Colorado 80202

All executive officers and                          329,158     10.2
   directors as a group
  (4 persons) (3)


*        Less than 1%

     (1) JWA Investments IV LLC is the managing member of Hampton Investments and may be deemed to also beneficially own these shares and John W. Adams is the sole member of JWA Investments and may be deemed to beneficially own these shares.

     (2) Inland Holdings LLC ("Holdings") owns these shares of record and beneficially. The members of Holdings are Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio"). TCW Asset Management Company has the power to vote and dispose of the shares owned by Holdings and may be deemed to beneficially own such shares.

     (3) Includes shares issuable under outstanding stock options and warrants granted to Messrs. MacAluso, Pennington and War and all executive officers and directors appointees as a group for 150,000, 152,167, 25,000 and 329,158 shares, respectively.

     (4) Each of Messrs. Pasmas and Schnelwar are officers of Smith Management LLC, an affiliate of Hampton Investments, but each of them disclaims beneficial ownership of any of the shares owned by Hampton Investments.


In connection with Items 1 and 2 "Business and Properties - Recent Developments
- Change of Control and Recapitalization", Holdings and Hampton Investments with their respective affiliates have agreed to vote to ensure that (i) the Company and Subsidiary Boards each consist of six members, subject to certain exceptions, (ii) as long as Hampton Investments and its affiliates hold at least a majority of the Common Stock of the Company, Hampton Investments and its affiliates have the right to appoint at least two members to the Company and Subsidiary Boards or, if greater, at least one-third of the members of the Board, and (iii) as long as the provisions in the Exchange and Note Issuance Agreement relating to Board representation are applicable, the Requisite Holders have the right to have one or more individuals designated for election to, and be elected to, the Company and Subsidiary Boards, as provided in the Exchange and Note Issuance Agreement and discussed above. Hampton Investments have appointed Messrs. Pasmas and Stringer as representatives on the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange of Preferred Stock for Subordinated Debt. As discussed in Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," the Company exchanged its Series D Preferred Stock and Series E Preferred Stock with Inland Holdings for the TCW Subordinated Notes in the principal amount of $98,968,964 and for a $2 million payment by the Company to Inland Holdings.

$10 million of Subordinated Debt. As discussed in Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," SOLVation entered into the Senior Subordinated Note Agreement ($5 million) and the Junior Subordinated Note Agreement ($5 million) and loaned the Company $10 million.

Amended and Restated Registration Rights Agreement. In connection with the Exchange Agreement discussed under Items 1 and 2 "Business and Properties - Recent Developments - Change of Control and Recapitalization," pursuant to an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement"), dated August 2, 2001, by and among Inland Holdings, the Company and Hampton Investments, the Company granted certain demand and piggyback registration rights to Hampton Investments and Inland Holdings in respect of Common Stock held by them. Under the Registration Rights Agreement, Hampton Investments may require the Company to effect three demand registrations and Inland Holdings may require the Company to effect one demand registration. Each of Inland Holdings and Hampton Investments is entitled to include their shares on any registration statement filed by the Company under the Securities Act of 1933, subject to standard underwriters' kick-out clauses and other conditions. The Company will be responsible for paying the costs and expenses associated with all registration statements, including the fees of one law firm acting as counsel to the holders requesting registration but excluding underwriting discounts and commissions and any other expenses of the party requesting registration.

Farmout Agreement. The Company entered into a Farmout Agreement with Smith Management LLC ("Smith Management") effective June 1, 1998. As of December 31, 1998, SEP, an affiliate of Smith Management, received 152,220 pre-split (15,222 post-split) shares of Common Stock as payment of proceeds under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as the Company, Smith Management and the Company's senior lenders agreed to recommence such rights. In addition, a provision was added that gave Smith Management the option to receive cash rather than Common Stock if the average stock price was calculated at less than $3.00 per share, such cash only to be paid if the Company's senior lenders agreed to such payment. The Farmout Agreement was further amended on September 21, 1999 as part of the Recapitalization to eliminate this option, to provide for cash payments only effective June 1, 1999, and to allow the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. The Farmout Agreement provides that Smith Management will reconvey all drillsites to the Company once Smith Management has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

Consulting Agreement. The Company entered into a Consulting Agreement with Arthur J. Pasmas on September 21, 1999 pursuant to which Mr. Pasmas was to receive $200,000 annually for consulting services to be provided to the Company until September 21, 2002. The Company mutually terminated this Consulting Agreement on August 2, 2001 with Mr. Pasmas when he was appointed Chairman of the Board of the Company. The Company has agreed to pay Mr. Pasmas $200,000 annually for serving as Chairman of the Board. Mr. Pasmas has been Vice President of Smith Management (or affiliated entities) since 1985.

All transactions set forth above have been approved by disinterested members of the Board of Directors of Inland, and are considered to be fair and reasonable to the Company.


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

4.3.1 Third Amendment to Intercreditor Agreement entered into as of April 22, 1998, amending Exhibit 4.3 (filed as Exhibit
                    4.3.1 to Inland?s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

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

10.1.3 Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan executed effective June 3, 1996 (filed as
                    Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

10.2 Letter agreement dated October 30, 1996 between Inland and Johnson Water District (filed as Exhibit 10.41 to Inland's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference).

10.3 Interest Rate Cap Agreement dated April 30, 1998 between IPC and Enron Capital and Trade Resources Corp. (filed as
                    Exhibit 10.4 to Inland?s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

10.4 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland?s Current Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

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

10.8 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and (incorporated herein by reference).

10.9 Severance Agreement between Inland and John E. Dyer dated November 18, 1999 (filed as Exhibit 10.13 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.10 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999 (filed as Exhibit 10.14 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.11 Stock Option Agreement between Inland and William T. War dated October 1, 1999 10.11 representing 25,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.12               Amendment to Employment Agreement between Inland and William
                    T. War, amending the Employment Agreement filed as Exhibit 10.10.

10.13 Employment Agreement between Inland and Michael J. Stevens dated effective as of February 1, 2001.

10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001.

10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

10.16 Employment Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001.

10.17 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

10.18               Oil Purchase and Delivery Agreement dated November 7, 2000.

10.19 Common Stock Purchase Agreement dated August 2, 2001 by and between Inland Holdings, LLC ("Inland Holdings") and Hampton Investments LLC ("Hampton Investments")(without exhibits or schedules)(filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.20 Contribution Agreement dated August 2, 2001 by and among Park Hampton Holdings LLC ("Hampton Holdings"), Pengo Securities Corp. ("Pengo"), Smith Energy Partnership ("SEP"), the five individuals and Hampton Investments (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.21 Series E Preferred Stock Purchase Agreement dated as of August 2, 2001 by and between Hampton Investments and Inland Holdings (without exhibits or schedules)(filed as Exhibit
                    10.3 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.22 Termination Agreement dated as of August 2, 2001 by and between Hampton Investments and Inland (without exhibits or schedules)(filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.23 Exchange and Note Issuance Agreement dated August 2, 2001 by and among Inland, Production and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.24 Termination Agreement dated as of August 2, 2001 by and among Inland and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.25 Amended and Restated Registration Rights Agreement dated as of August 2, 2001 by and among Inland, Inland Holdings and Hampton Investments (without exhibits or schedules)(filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.26 Amended and Restated Shareholders Agreement dated as of August 2, 2001 by and among Inland, Inland Holdings and Hampton Investments (without exhibits or schedules)(filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.27 Senior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.9 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.28 Junior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

*21.1               Subsidiaries of Inland.

*23.1               Consent of Arthur Andersen LLP.

*23.2               Consent of Ryder Scott Company, L.P.

*99.1 Letter to Securities and Exchange Commission dated March 26, 2002 concerning Arthur Andersen LLP.


*        Filed herewith

  (b)    Reports on Form 8-K

None.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Inland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INLAND RESOURCES INC.
March 26, 2002
                                    By:      /s/ MARC MACALUSO
                                    --------------------------------------------
                                    Marc MacAluso
                                    Chief Executive Officer


                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Bill I. Pennington as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

March 26, 2002                 /s/ ARTHUR J. PASMAS
                               Arthur J. Pasmas
                               Chairman of the Board

March 26, 2002                 /s/ MARC MACALUSO
                               Marc MacAluso
                               Director, Chief Executive Officer
                               and Chief Operating Officer
                               (Principal Executive Officer)

March 26, 2002                 /s/ BILL I.  PENNINGTON
                               Bill I. Pennington
                               Director, President and Chief Financial Officer
                               (Principal Financial Officer)

March 26, 2002                 /s/ BRUCE  M. SCHNELWAR
                               Bruce M. Schnelwar
                               Director

March 26, 2002                 /s/ DEWEY A. STRINGER III
                               Dewey A. Stringer III
                               Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               -----
Report of Independent Public Accountants                                                                        F-2
Consolidated Balance Sheets, December 31, 2001 and 2000                                                         F-3
 Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999                                                                       F-5
Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 2001, 2000 and 1999                                                           F-7
Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                                                       F-8
Notes to Consolidated Financial Statements                                                                      F-9


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities on January 1, 2001.



                                                         /S/ ARTHUR ANDERSEN LLP




Denver, Colorado,
      March 26, 2002.

                              INLAND RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                                December 31,
                                                                                       --------------------------
                                       ASSETS                                              2001            2000
                                       ------                                          ----------      ----------
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    1,949      $      848
    Accounts receivable and accrued sales                                                   3,320           5,284
    Inventory                                                                               1,192             835
    Other current assets                                                                      443             381
                                                                                            -----           -----
               Total current assets                                                         6,904           7,348
                                                                                            -----           -----
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)                                    205,535         183,959
    Accumulated depletion, depreciation and amortization                                  (43,510)        (35,004)
                                                                                          --------        --------
               Total oil and gas properties, net                                          162,025         148,955
    Other property and equipment, net                                                       2,230           1,997
                                                                                            -----           -----
               Total property and equipment, net                                          164,255         150,952

OTHER LONG-TERM ASSETS                                                                      2,217           1,765
                                                                                            -----           -----
               Total assets                                                              $173,376        $160,065
                                                                                         ========        ========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                                December 31,
                                                                                       --------------------------
                        LIABILITIES AND STOCKHOLDERS' DEFICIT                             2001             2000
                        -------------------------------------                          ----------      ----------
CURRENT LIABILITIES:
    Accounts payable                                                                   $    4,011      $    2,141
    Accrued expenses                                                                        2,321           3,391
                                                                                            -----           -----
               Total current liabilities                                                    6,332           5,532

LONG-TERM DEBT                                                                             83,500          83,500
SENIOR SUBORDINATED UNSECURED DEBT INCLUDING
    ACCRUED INTEREST                                                                        5,228              --
SUBORDINATED UNSECURED DEBT INCLUDING
    ACCRUED INTEREST                                                                      103,500              --
JUNIOR SUBORDINATED UNSECURED DEBT INCLUDING
    ACCRUED INTEREST                                                                        5,228              --
                                                                                          -------          ------
               Total long term liabilities                                                197,456          83,500

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE  PREFERRED STOCK:
    Series D Stock, 0 and 10,757,747 shares issued and outstanding,
        respectively, liquidation preference of  $80.7 million                                 --          68,273
    Accrued Preferred Series D dividends                                                       --          11,994
    Series E Stock, 0 and 121,973 shares issued and outstanding, respectively,
        liquidation preference of $12.2 million                                                --           9,120
    Accrued Preferred Series E dividends                                                       --           1,856

STOCKHOLDERS' DEFICIT:
    Common stock, par value $.001; 25,000,000 shares authorized,
        2,897,732 issued and outstanding                                                        3               3
    Additional paid-in capital                                                             41,431          51,157
    Accumulated other comprehensive income                                                  5,503              --
    Accumulated deficit                                                                   (77,349)        (71,370)
                                                                                          --------        --------
               Total stockholders' deficit                                                (30,412)        (20,210)
                                                                                          --------        --------
               Total liabilities and stockholders' deficit                               $173,376        $160,065
                                                                                         ========        ========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               For the Years Ended December 31,
                                                                          ----------------------------------------
                                                                             2001           2000            1999
                                                                          ---------       --------       ---------
REVENUES:
    Oil and gas sales                                                      $ 31,487       $ 28,497       $ 16,399

OPERATING EXPENSES:
    Lease operating expenses                                                  9,344          7,596          7,160
    Production taxes                                                            479            483            192
    Exploration                                                                 143            135            155
    Depletion, depreciation and amortization                                  9,106          7,816          9,882
    General and administrative, net                                           1,486          2,128          3,136
                                                                           --------       --------       --------
               Total operating expenses                                      20,558         18,158         20,525
                                                                           --------       --------       --------
OPERATING INCOME (LOSS):                                                     10,929         10,339         (4,126)
    Interest expense                                                        (12,031)        (8,298)       (15,989)
    Unrealized derivative loss due to time value                             (5,548)             -              -
    Interest and other income                                                   626            103             72
                                                                           --------       --------       --------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (6,024)         2,144        (20,043)

LOSS FROM DISCONTINUED OPERATIONS                                                --             --         (1,774)

LOSS ON SALE OF DISCONTINUED OPERATIONS                                          --           (250)       (14,500)
                                                                           --------       --------       --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
    AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                     (6,024)         1,894        (36,317)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT                                                                      --             --           (556)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                    45             --             --
                                                                           --------       --------       --------
NET INCOME (LOSS):                                                           (5,979)         1,894        (36,873)
    Accrued Preferred Series C dividends                                         --             --           (663)
    Accrued Preferred Series D dividends                                     (6,342)        (9,732)        (2,262)
    Accrued Preferred Series E dividends                                       (980)        (1,506)          (350)
    Accretion of Preferred Series D discount                                 (3,318)        (6,300)        (1,473)
    Accretion of Preferred Series E discount                                   (535)          (900)          (220)
    Excess carrying value of Series E preferred over
        redemption consideration                                             13,083             --             --
                                                                           --------       --------       --------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                               $ (4,071)      $(16,544)      $(41,841)
                                                                           ========       ========       ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               For the Years Ended December 31,
                                                                          -----------------------------------------
                                                                            2001           2000              1999
                                                                          -------         ------           --------
NET INCOME (LOSS)                                                      $  (5,979)     $    1,894         $  (36,873)
BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                                              $   (1.42)     $    (5.62)        $   (17.56)
    Discontinued operations                                                   --              --              (1.25)
    Sale of discontinued operations                                           --           (0.09)            (10.18)
    Extraordinary loss                                                        --              --              (0.38)
    Cumulative effect of change in accounting principle                     0.02              --                 --
                                                                       ---------      ----------          ---------
BASIC AND DILUTED NET LOSS PER SHARE                                   $   (1.40)     $    (5.71)         $  (29.37)
                                                                       =========      ==========          =========
BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                          2,897,732       2,897,732          1,424,439
                                                                       =========      ==========          =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (In thousands, except share amounts)


                                                                                                       Accumulated
                                                                 Common Stock          Additional        Other
                                                               --------------------      Paid-In      Comprehensive     Accumulated
                                                               Shares        Amount      Capital          Income          Deficit
                                                               ------        ------      -------          ------          -------
BALANCES, December 31, 1998                                      852,977      $1          $42,766        $    -           $(35,728)
    Accrued Preferred Series C dividends                               -       -                -             -               (663)
    Common stock including Preferred Series Z
        stock issued in exchange of TCW debt                   1,164,295       1           21,698             -                  -
    Common stock issued in exchange of JEDI
        Preferred Series C stock                                 292,098       -            3,600             -                  -
    Other                                                             71       -            -                 -                  -
    Net gain under related party transaction                           -       -            5,836             -                  -
    Accretion of Preferred Series D discount                           -       -           (1,473)            -                  -
    Accretion of Preferred Series E discount                           -       -             (220)            -                  -
    Accrued Preferred Series D dividends                               -       -           (2,262)            -                  -
    Accrued Preferred Series E dividends                               -       -             (350)            -                  -
    Conversion of Preferred Series Z stock to common stock       588,291       1                -             -                  -
    Net loss                                                           -       -                -             -            (36,873)
                                                               ---------     ---           ------         -----            -------
BALANCES, December 31, 1999                                    2,897,732       3           69,595             -            (73,264)

    Accretion of Preferred Series D discount                           -       -           (6,300)            -                  -
    Accretion of Preferred Series E discount                           -       -             (900)            -                  -
    Accrued Preferred Series D dividends                               -       -           (9,732)            -                  -
    Accrued Preferred Series E dividends                               -       -           (1,506)            -                  -
    Net income                                                         -                        -             -              1,894
                                                               ---------     ---           ------         -----            -------
BALANCES, December 31, 2000                                    2,897,732       3           51,157             -            (71,370)

    Accretion of Preferred Series D discount                           -       -           (3,318)            -                  -
    Accretion of Preferred Series E discount                           -       -             (535)            -                  -
    Accrued Preferred Series D dividends                               -       -           (6,342)            -                  -
    Accrued Preferred Series E dividends                               -       -             (980)            -                  -
    Series D liquidation amount upon  redemption                       -       -           (9,092)            -                  -
    Series E liquidation amount upon  redemption                       -       -           (2,542)            -                  -
    Excess carrying value of Series E preferred over
        redemption consideration                                       -       -           13,083             -                  -
    Comprehensive income from value of derivative contracts            -       -                -         5,503                  -
    Net loss                                                           -       -                -             -             (5,979)
                                                               ---------     ---           ------         -----            -------
BALANCES, December 31, 2001                                    2,897,732      $3          $41,431        $5,503           $(77,349)
                                                               =========     ===           ======         =====            =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              INLAND RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 10)
                                 (In thousands)


                                                                                For the Years Ended December 31,
                                                                              -----------------------------------
                                                                                2001          2000          1999
                                                                              -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $ (5,979)     $  1,894      $(36,873)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities
           Loss from discontinued operations                                        -           250        16,274
           Depletion, depreciation and amortization                             9,106         7,816         9,882
           Amortization of debt issuance costs and debt discount                  615           480           762
           Loss on disposition of assets                                            -            51             -
           Loss on early extinguishment of debt                                     -             -           556
           Noncash interest consideration                                           -             -         8,592
           Cumulative effect of change in accounting principle                    (45)            -             -
           Non cash changes related to derivatives                              5,548             -             -
           Interest expense converted into debt                                 4,987             -             -
           Effect of changes in assets and liabilities-
               Accounts receivable and accrued sales                            1,964        (3,118)         (800)
               Inventory                                                         (357)          452           128
               Other assets                                                        24          (184)           16
               Accounts payable and accrued expenses                              800           351        (6,050)
                                                                            ---------     ---------     ---------
                  Net cash provided (used) by operating activities             16,663         7,992        (7,513)
                                                                            ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                          (22,289)      (14,137)       (3,772)
                                                                            ---------     ---------     ---------
                  Net cash used in investing activities                       (22,289)      (14,137)       (3,772)
                                                                            ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                   10,000         4,585        11,581
    Retirement of preferred stock                                              (2,000)            -             -
    Payments of long-term debt                                                      -             -           (86)
    Debt issuance costs                                                        (1,273)         (500)         (493)
    Restructuring costs related to Series D and Series E                            -             -          (500)
                                                                            ---------     ---------     ---------
                  Net cash provided by financing activities                     6,727         4,085        10,502
                                                                            ---------     ---------     ---------
NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY CONTINUING OPERATIONS                                                    1,101        (2,060)         (783)
NET CASH AND CASH EQUIVALENTS PROVIDED
    BY DISCONTINUED OPERATIONS                                                      -         1,890           526
CASH AND CASH EQUIVALENTS, at beginning of period                                 848         1,018         1,275
                                                                            ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, at end of period                                 $   1,949    $      848     $   1,018
                                                                            =========    ==========     =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001



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

Reverse Split

On December 10, 1999, the Company's stockholders approved a 1-for-10 reverse stock split of the Company's common stock. The effect of the stock split was to lower the authorized common shares from 25,000,000 shares to 2,500,000 shares and reduce outstanding common shares from 23,093,689 shares to 2,309,441 shares. The stockholders further approved an increase in the number of post-split authorized shares from 2,500,000 shares to 25,000,000. Par value remained at $0.001 per common share. All per share disclosures including loss per share and weighted average common and common equivalent shares outstanding as reported on the consolidated balance sheet, consolidated statement of operations and consolidated statement of stockholders' deficit have been calculated based on post-reverse split share amounts.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact of oil and gas prices has a significant influence on estimates made by management. Changes in oil and gas prices and production rates directly affect the economics of estimated oil and gas reserves. These economics have significant effects upon predicted reserve quantities and valuations. These estimates are the basis for the calculation of depletion, depreciation and amortization for the Company's oil and gas properties and the need for an assessment as to whether an impairment is required. Overall oil and gas pricing estimates factor into estimated future cash flow projections used in assessing impairment for the oil and gas properties.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months.

Concentrations of Credit Risk

The Company regularly has cash held by a single financial institution, that exceeds depository insurance limits. The Company places such deposits with institutions that management believes are of high credit quality. The Company has not experienced any credit losses. Substantially all of the Company's receivables are within the oil and gas industry, primarily from its oil and gas purchasers and joint interest owners. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, trade receivables, trade payables, accrued liabilities, long-term debt and derivative instruments. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value of variable interest rate long-term debt approximates fair value. The fixed rate debt is unique to the Company, as such, the fair value is not readily determinable. The estimated fair value of derivative contracts are estimated based on market conditions in effect at the end of each reporting period.

Inventories

Inventories consist of tubular goods valued at the lower of average cost or market. Materials and supplies inventories are stated at cost and are charged to capital or expense, as appropriate, when used.

Accounting for Oil and Gas Operations

The Company follows the successful efforts method of accounting for oil and gas operations. The use of this method results in the capitalization of those costs associated with the acquisition, exploration and development of properties that produce revenue or are anticipated to produce future revenue. The Company does not capitalize general and administrative expenses directly identifiable with such activities or lease operating expenses associated with secondary recovery startup projects. Costs of unsuccessful exploration efforts are expensed in the period it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The cost of development wells are capitalized whether productive or nonproductive. Upon the sale of proved properties, the cost and accumulated depletion are removed from the accounts. Any gain or loss is recorded in the results of operations. Interest is capitalized during the drilling and completion period of wells and on other major projects.

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

Impairment Review

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. A calculation of the aggregate before-tax undiscounted future net revenues is performed for the oil and gas properties. The Company utilizes an estimated price scenario based on its budget and future estimates of oil and gas prices from industry projections and quoted futures prices. The assumptions used at December 31, 2001 were based on an average oil price of $16.84 per barrel and $2.23 per Mcf over the remaining estimated life of the properties.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period for leases not expected to be utilized by the Company.

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The statement established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for the long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and the Company did not have any material impact upon adoption.

Property and Equipment

Property and equipment is recorded at cost. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to thirty years. Maintenance and repairs are expensed as incurred. Major improvements are capitalized and the assets replaced are retired.

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

Loss Per Share

Net loss per share is presented for basic and diluted net loss and, if applicable, for net loss from discontinued operations and extraordinary losses. Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share includes the effects of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As the Company was in a net loss available to common stockholders position for each of the periods presented, all outstanding options were considered antidilutive.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Beginning January 1, 2001, with the adoption of SFAS No. 133, the portion of changes in fair value of derivative instruments that qualify or had qualified for cash flow hedges is included in accumulated comprehensive income (loss).

Recently Adopted Accounting Standards

In June 2001, SFAS No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued, which requires all business combinations to be accounted for using the purchase method and also changes the treatment of goodwill created in a business combination to discontinue amortization of goodwill. The adoption of these two statements did not have an impact on the Company's financial position or results of operations.

Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the discounted fair value of a liability for an asset retirement obligation as a liability. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The carrying amount of the liability is accreted to its full liability as interest expense, and the asset previously recorded is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement, which will be required on January 1, 2003.

2.       COMPREHENSIVE INCOME (LOSS):

Comprehensive loss of the Company for the year ended December 31, 2001 is as follows:


Net loss                                                                                  $(5,979)
Components of other comprehensive income-
    Cumulative effect of change in accounting principle               $(1,972)
    Change in the fair value of derivative contracts                    4,534
    Derivative contract settlements                                     2,941
                                                                      -------
    Ending accumulated other comprehensive income                                           5,503
                                                                                          -------
Comprehensive loss                                                                       $   (476)
                                                                                          =======


For years ended December 31, 2000 and 1999, comprehensive income (loss) was equal to net income (loss).

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

3.    FINANCIAL INSTRUMENTS:

Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or loss are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. The Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC").

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000.

On December 2, 2001, ENAC filed for Chapter 11 bankruptcy . The ENAC bankruptcy caused a default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a non-cash loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled settlement periods of the contracts. Non-cash amounts expected to be reclassified to earnings in 2002 and 2003 are $3,993,000 and $1,510,000, respectively. On January 30, 2002, the
Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy claim against ENAC in excess of $7.5 million.

Crude Oil Hedging Activities

As mentioned above, the Company terminated all of its hedging contracts with ENAC on January 30, 2002 for the years 2002 and 2003.

During the year 2001, the Company hedged 990,000 net barrels of crude oil production under various collars and swaps from ENAC. The Company recorded a reduction of revenue of $2.9 million under these contracts upon settlement. During the year 2000, the Company hedged 720,000 net barrels of crude oil production under various collars from ENAC. The Company recorded a reduction of revenue of $6.1 million under these contracts. During the period April 1, 1999 to December 31, 1999, the Company hedged oil production under two contracts from ENAC. The contracts were structured as swaps covering 80,000 net barrels per month at an average strike price of $14.28. The Company recorded a reduction to revenue of $4.9 million under these contracts during 1999.

On March 11, 2002, the Company hedged 30,000 net barrels per month with Equiva Trading Company for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel.

4.    LOSS PER SHARE:

The calculation of loss per share for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):


                                                      2001                       2000                       1999
                                            --------------------------   ------------------------   -------------------------
                                            Income           Per Share                  Per Share                   Per Share
                                            (Loss)   Shares   Amount     Loss   Shares    Amount    Loss    Shares   Amount
                                            ------   ------   ------     ----   ------    ------    ----    ------   ------

    Income (loss) from continuing
        operations                          $(6,024)                   $ 2,144                   $(20,043)
    Accrued Preferred Series C dividends         --                         --                       (663)
    Accrued Preferred Series D dividends     (6,342)                    (9,732)                    (2,262)
    Accrued Preferred Series E dividends       (980)                    (1,506)                      (350)
    Accretion of Series D discount           (3,318)                    (6,300)                    (1,473)
    Accretion of Series E discount             (535)                      (900)                      (220)
    Excess carrying value of Series E
        Preferred over redemption
        consideration                        13,083                         --                         --
                                            -------                    -------                    -------
BASIC AND DILUTED LOSS
    PER SHARE:
        Loss from continuing operations
           attributable to common
           stockholders                     $(4,116)  2,898   $(1.42)  $(16,294) 2,898    $(5.62) $(25,011)  1,424     $(17.56)
                                            ========          =======  ========            =====   =======              ======



5.    RESTRUCTURING TRANSACTIONS:

1999 Exchange Agreement

On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW") and Joint Energy Development Investments II Limited Partnership ("JEDI") pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company.

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

The Series D Preferred Stock accrued dividends at a rate of $0.16875 per share per quarter (9% annual rate) if paid in cash on a current basis or $0.2109375 per share per quarter (11.25% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends were paid on Common Stock or any other series of preferred stock as there were accrued and unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock also had liquidation preference over all other classes and series of stock, in an amount equal to $7.50 per share ($80.7 million). The difference between the book value and the liquidation value of the Series D Preferred Stock at the exchange date ($20.2 million) was being accreted over the minimum redemption period beginning on April 1, 2002, and resulted in a charge against earnings available for common stockholders until it was exchanged on August 2, 2001 as discussed below.

The Series E Preferred Stock accrued dividends at a rate of $2.3125 per share per quarter (9.25% annual rate) if paid in cash on a current basis or $2.875 per share per quarter (11.5% annual rate compounded quarterly) if accumulated and not paid on a current basis. No dividends were paid on Common Stock as there were accrued and unpaid dividends on the Series E Preferred Stock. The Series E Preferred Stock also had liquidation preference over all other classes and series of stock, except the Series D Preferred Stock, in an amount equal to $100.00 per share ($12.2 million). The difference between the book value and the liquidation value of the Series E Preferred Stock at the exchange date ($4.2 million) was being accreted over the minimum redemption period to April 1, 2004, and resulted in a charge against earnings available for common stockholders until exchanged on August 2, 2001, as discussed below.

One of the conditions to closing the Exchange Agreement in 1999 was that Inland's senior lenders would enter into a restructuring of the senior credit facility acceptable to TCW, JEDI and the Company. As a result, effective as of September 21, 1999, the Company entered into the Second Amended and Restated Credit Agreement (the "Fortis Credit Agreement") whose current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders") pursuant to which the Senior Lenders agreed to increase the borrowing base from $73.25 million to $83.5 million, inclusive of a sublimit for letters of credit of $4.0 million.

The Company also amended its Farmout Agreement with Smith Energy Partnership ("Smith") in conjunction with the financial restructuring on September 21, 1999. As a result of this Amendment, and the fact that the Company has no further obligations in relation to these properties, the production loan previously recorded by the Company was no longer considered outstanding. The $5.8 million gain recognized upon the removal of previously recorded account balances was charged directly to equity due to the related-party nature of the transaction. The Farmout Agreement continues to provide that Smith will reconvey all drillsites to the Company once Smith has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

March  2001 Transaction

On March 20, 2001, Hampton Investments LLC ("Hampton") an affiliate of Smith Management LLC, purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the Exchange Agreement. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, TCW owned at that time 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock, and Hampton owned at that time 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock. Various persons and entities that may be considered related to Hampton owned an additional 548,338 shares of Common Stock, so that together with Hampton such persons, entities and Hampton, owned an aggregate of 840,436 shares of Common Stock at the time of the March 2001 transaction.

August 2001 Transaction

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

In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW, and the aggregate liquidation value of the Series D and Series E Preferred Stock plus accrued dividends, was recorded as an increase of $13,083,000 to additional paid-in capital.

As part of this restructuring, TCW also sold to Hampton 1,455,390 shares of common stock in the Company held by TCW (consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company), terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors. However, TCW has the right to nominate one person to the Company's Board. Remaining Board members will be nominated by the Company's stockholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with TCW that Hampton will have the right to appoint at least two members to the Board.

6.    DISCONTINUED OPERATIONS:

Pursuant to a decision by the Company's Board of Directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc., a wholly owned subsidiary, was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). This subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The Woods Cross Refinery was originally purchased on December 31, 1997 for $22.9 million and the Roosevelt refinery was originally purchased on September 16, 1998 for $2.25 million. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to another wholly owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle. These assets and liabilities were disposed of during 2000.

As a result of this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. To account for the sale, the Company recorded a loss on sale of discontinued operations of $14.5 million at December 31, 1999. The Company recorded an additional loss of $250,000 to reflect adjustments to the final disposal costs associated with the refinery. In addition, certain prior year amounts were reclassified as discontinued operations, with no net effect on net loss or accumulated deficit as previously reported. Revenue from discontinued operations was $70.3 million during the year ended December 31, 1999.

7.    OTHER PROPERTY AND EQUIPMENT:


                                                            December 31,
                                                   ---------------------------
                                                      2001               2000
                                                   ---------           -------
                                                           (in thousands)
                                   Estimated
                                 Useful Lives
                                 ------------
Vehicles                             3 Years      $  1,554             $ 1,599
Buildings                        20-30 Years         1,013                 967
Furniture and fixtures               3 Years         1,326               1,258
Leasehold improvements               5 Years            86                  86
Land                                                    36                  36
                                                     -----               -----
                                                     4,015               3,946
Less:  accumulated depreciation                     (1,785)             (1,949)
                                                     -----               -----
Total                                             $  2,230             $ 1,997
                                                  ========             =======


8.    LONG-TERM DEBT (See Note 5):

Fortis Credit Agreement

Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement") whose current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders").

In conjunction with the August 2, 2001 SOLVation financing, the Senior Lenders amended the Fortis Credit Agreement to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the London Interbank Offering Rate ("LIBOR") rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2001, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 6.27% and 4.65%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The borrowing base is calculated as the collateral value of proved reserves. The borrowing base is subject to ongoing redeterminations on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. The April 1, 2002 determination was received on March 26, 2002 and was $83.5 million. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The Company was in compliance of its bank covenants as December 31, 2001. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. At December 31, 2001, the Company had advanced all funds under its current borrowing base of $83.5 million. The Fortis Credit Agreement was amended on March 25, 2002.

Subordinated Unsecured Debt to
SOLVation Inc.

As discussed in Note 5, on August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with SOLVation Inc. The first of the two debt transactions with SOLVation was the issuance of a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

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

Subordinated Unsecured Debt to TCW

As discussed in Note 5, in conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty.

A summary of the Company's long-term debt (including accrued unpaid interest) follows (in thousands):

                                                                                        December 31,
                                                                                    ----------------------
                                                                                     2001            2000
                                                                                    -------        -------
       Fortis Credit Agreement                                                      $83,500        $83,500
       Senior Subordinated Unsecured Debt including accrued interest                  5,228         -
       Subordinated Unsecured Debt including accrued interest                       103,500         -
       Junior Subordinated Unsecured Debt including accrued interest                  5,228         -
                                                                                    -------         ------
           Total long-term debt                                                    $197,456        $83,500
                                                                                    =======         ======
Outstanding debt at December 31, 2001 is payable as follows (in thousands):

                  2002                                                                     $  -
                  2003                                                                        -
                  2004                                                                     13,918
                  2005                                                                     36,894
                  2006                                                                     27,832
                  Thereafter                                                              118,812
                                                                                          -------
                     Total long-term debt                                                $197,456
                                                                                          =======


9.    INCOME TAXES:

In 2001, 2000 and 1999, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 is as follows (in thousands):

                                                                           December 31,          December 31,
                                                                               2001                  2000
                                                                           -----------           ------------
         Deferred tax assets:
             Net operating loss carryforwards                               $  32,158            $  29,051
             Derivative loss                                                    2,052                    -
         Valuation allowance                                                  (21,608)             (19,397)
                                                                             --------             --------
                   Deferred tax assets                                         12,602                9,654
                                                                             --------             --------
         Deferred tax liabilities:
             Depletion, depreciation and amortization
                of property and equipment                                     (12,602)              (9,654)
                                                                             --------             --------
                   Deferred tax liabilities                                   (12,602)              (9,654)
                                                                             --------             --------
                   Net deferred tax assets                                  $     -              $     -
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

Income tax expense for 2001, 2000 and 1999 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):


                                                                              For the Year December 31,
                                                                      -----------------------------------------
                                                                       2001              2000             1999
                                                                      ------           -------          -------
Expected statutory tax expenses at 34%                               $(2,032)         $    644         $(12,537)
Change in valuation allowance, net                                     2,211              (492)          12,514
Other                                                                   (179)             (152)              23
                                                                      ------           -------          -------
        Net tax expense                                              $    -           $     -          $     -
                                                                      ======           =======          =======


No state or federal income taxes are payable at December 31, 2001 or 2000, and the Company did not pay any income taxes in 2001, 2000 or 1999. At December 31, 2001, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $86 million that expire from 2002 to 2021. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

10.   SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:

Cash paid for interest during 2001, 2000 and 1999 was approximately $6,428,000, $7,857,000 and $6,112,000, respectively.

As a result of the restructuring discussed in Note 5, the Company converted Preferred Stock to debt in the amount of $98,968,964, during 2001.

In 2000, the Company sold surface land to a former officer of the Company for the assumption of a note payable of $167,000, by the former officer, that had previously been recorded on the Company's financial statements.

As part of the Smith Farmout restructuring described in Note 5, the following accounts were impacted in 1999:


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


11.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases 16,500 square feet of office space under a noncancellable operating lease that expires in 2002. Future payments under this lease are estimated at $300,000 for 2002. Total lease expense during 2001, 2000 and 1999 was $299,000, $300,000 and $264,000, respectively.

401(k) Plan

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. During the period January 1, 1999 to September 30, 1999, the Company match was reduced to 100% of the first 2% of salary contributed. Matching contributions of $224,000, $191,000 and $104,000 were made by the Company during 2001, 2000 and
1999, respectively.

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

Consulting and Employment Agreements

The Company entered into a consulting agreement on September 21, 1999 with a former director of the Company that was also an officer of Smith Management pursuant to which this individual will receive $200,000 annually, paid in equal monthly installments for consulting services to be provided to the Company until September 21, 2002. The consulting agreement was terminated as part of the SOLVation transaction as described in Note 5.

The Company has employment agreement with certain employees of the Company which provide for payment to the employees upon termination following a change in control.

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

1997 Stock Option Plan

On April 30, 1997, the Company's Board of Directors adopted an incentive stock option plan (the "1997 Plan") for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 50,000 shares for grant under the 1997 Plan of which 41,850 options were granted through December 31, 2001 at prices equal to the market value of the Company's stock on the date of grant. All granted options are vested. There are 8,150 shares available for grant as of December 31, 2001.

A summary of option grants, exercises and average prices under both the 1988 Plan and the 1997 Plan is presented below:


                                                             Weighted                Option             Weighted
                                                              Average               Exercise           Fair Value
                                            Number of        Exercise                 Price             of Options
                                             Options           Price                  Range              Granted
                                            ---------       ---------           ----------------       -----------

Balance, December 31, 1998                    24,590          $76.40            $25.00 - $115.00
    Granted                                   30,000           10.00             10.00 -   10.00           $ 8.23
                                                                                                            =====
    Cancelled                                 (4,474)          39.10             25.00 -   68.70
    Expired                                   (1,800)         115.00            115.00 -  115.00
                                             --------         ------            -----------------
Balance, December 31, 1999                    48,316           37.20             10.00 -  110.00
    Cancelled                                (26,580)          29.50             10.00 -  110.00
                                             --------         ------            -----------------
Balance, December 31, 2000                    21,736           46.88             10.00 -  110.00
    Cancelled                                (11,340)          47.94             10.00 -  110.00
    Expired                                   (1,156)          51.27             10.00 -  110.00
                                             --------         ------            -----------------
Balance, December 31, 2001                     9,240        $  45.02            $10.00 - $110.00
                                             =======        ========            ================
Plan options exercisable as of
    December 31, 2001                          9,240        $  45.02
                                             =======        ========



Non-Plan Grants

From time to time the Company grants nonqualified ("Non-Plan") options to purchase common stock to its executive officers. The grants have vesting periods of three to five years. These grants were made at fair value. The grants' lives are six to eight years. The table below summarizes the activities associated with these grants to executive officers:

                                                             Weighted               Option             Weighted
                                                             Average               Exercise           Fair Value
                                            Number of        Exercise                 Price             of Options
                                             Options           Price                  Range              Granted
                                            ---------        --------           ----------------      ------------

Balance, December 31, 1998                    94,692            $82.10          $ 31.30 - $110.00
        Granted                              141,700              9.38             9.38 -    9.38          $7.22
                                                                                                           =====
        Cancelled                            (90,192)            82.60            31.25 -  110.00
                                            --------            ------          -----------------
Balance, December 31, 1999                   146,200             10.42             9.38 -  100.00
        Cancelled                             (4,500)            95.56            90.00 -  100.00
                                            --------            ------          -----------------
Balance, December 31, 2000                   141,700              9.38             9.38 -    9.38
        Granted                              300,000              2.11             1.63 -    2.84          $1.49
                                                                                                           =====
        Cancelled                           (116,700)             9.38             9.38 -    9.38
                                            --------            ------          -----------------
Balance, December 31, 2001                   325,000            $ 2.67          $  1.63 -    9.38
                                            ========            ======          =================

Non-Plan options exercisable
    as of December 31, 2001                  225,000            $ 2.92
                                            ========            ======


The following table summarizes information for options outstanding as of December 31, 2001 for all Plan and Non-Plan options.

                                         Options Outstanding                             Options Exercisable
                          -----------------------------------------------         ------------------------------
                                            Weighted
                                             Average             Weighted                              Weighted
                                            Remaining           Average                                Average
      Range of                            Contractual Life       Exercise                              Exercise
   Exercise Price         Number             (Years)              Price             Number              Price
   --------------         ------          ----------------      ---------         ---------           ---------
$  1.68 - $  2.84        300,000               6.3              $    2.11          200,000            $    2.11
$  9.38 - $ 10.00         29,000               7.9                   9.46           29,000                 9.46
$ 25.00 - $ 37.50          1,160               2.5                  32.97            1,160                32.97
$ 40.63 - $ 50.00            880               2.9                  45.99              880                45.99
$ 84.40 - $ 90.00          2,400               5.9                  87.20            2,400                87.20
$110.00                      800               6.9                 110.00              800               110.00
                         -------               ---              ---------          -------            ---------
                         334,240               6.4              $    3.84          234,240            $    4.58
                         =======               ===              =========          =======            =========


All options cancelled and reissued are subject to the criteria of the FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). In 1999, 33,500 options were cancelled and reissued at market price. These options are being accounted for as a variable option grant based on the market price on July 1, 2000. These options have been marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000 to the extent there are increases in the Company's stock price above the market rate value of the stock on July 1, 2000. There was no adjustment made for these options in the years ended December 31, 2001 and 2000 as the stock price has not exceeded the stock price in effect on July 1, 2000. During 2001, 116,700 Non-Plan options at an exercise price of $9.38 were cancelled and 300,000 new Non-Plan options were granted. The grant price for the new options was $1.63 for 180,000 and $2.84 for 120,000. These options are accounted for as variable option grants. There were no adjustments made for these options in the year ended December 31, 2001, as the market rate of the Company's stock has not exceeded the grant price of the options.

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

                                                                         2001           2000          1999
                                                                         ----           ----          ----
         Net loss, attributable
             to common stockholders              As reported            $(4,071)    $(16,544)    $(41,841)
                                                 Pro forma               (4,419)     (16,991)     (42,376)

         Basic and Diluted LPS                   As reported            $ (1.40)    $  (5.71)    $ (29.37)
                                                 Pro forma                (1.53)       (5.86)      (29.76)

The pro forma adjustments are calculated using an estimate of the fair value of each option on the date of grant. The options granted in 2001 and 1999 were estimated using the following weighted average assumptions. No options were granted during 2000.

                                                              2001               1999
                                                             -------           -------
Weighted average remaining life                              5 years           5 years
Risk-free interest rate                                         4.7%              6.0%
Expected dividend yield                                           0%                0%
Expected lives                                               5 years           5 years
Expected volatility                                           152.4%            113.2%


13.   OIL AND GAS PRODUCING ACTIVITIES:

Major Customers

Sales to the following companies represented 10% or more of the Company's revenues, not including effects of hedging, (in thousands):

                                                                      2001          2000             1999
                                                                    -------        -------          ------
       Crude Oil:
              BP                                                    $15,101        $17,016          $4,858
              Chevron                                                 9,497         11,611               -
       Gas:
              Wasatch                                                 7,622          5,556               -


Cost Incurred in Oil and Gas Producing Activities (in thousands):

                                                                      2001           2000             1999
                                                                     ------         ------           ------
         Unproved property acquisition cost                         $     -        $    33          $    -
         Development cost                                            21,576         13,709           3,512
         Exploration cost                                               143            135             155
                                                                     ------         ------           -----
                Total                                               $21,719        $13,877          $3,667
                                                                     ======         ======           =====

Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands):

                                                                      2001           2000             1999
                                                                     ------         ------           ------
         Unproved properties                                         $  2,894       $  3,797      $  4,410
         Proved properties                                            195,769        174,348       160,889
         Gas transportation facilities                                  6,872          5,814         4,918
                                                                     --------       --------      --------
                Total                                                 205,535        183,959       170,217
         Accumulated depletion, depreciation and
             amortization                                             (43,510)       (35,004)      (27,805)
                                                                     --------       --------      --------
                Total                                                $162,025       $148,955      $142,412
                                                                     ========       ========      ========

Standardized Measure of Discounted
      Future Net Cash Flows (Unaudited)

SFAS No. 69 "Disclosures about Oil and Gas Producing Activities" ("SFAS No. 69") prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying yearend prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% ("PV10%") annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                                                                December 31,
                                                                 ------------------------------------------
                                                                    2001             2000            1999
                                                                 ----------        ---------      ---------
         Future cash inflows                                    $ 1,102,973       $1,633,382     $1,127,531
         Future production costs                                   (351,973)        (292,305)      (259,022)
         Future development costs                                  (192,672)        (202,071)      (189,297)
         Future income tax provision                               (145,950)        (369,220)      (188,630)
                                                                 ----------        ---------      ---------
         Future net cash flows                                      412,378          769,786        490,582
         Less effect of 10% discount factor                        (254,683)        (445,360)      (292,270)
                                                                 ----------        ---------      ---------
         Standardized measure of discounted
             future net cash flows                               $  157,695       $  324,426     $  198,312
                                                                 ==========       ==========     ==========

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                      2001           2000             1999
                                                                     ------         ------           ------
         Standardized measure, beginning of year                   $324,426         $198,312      $  54,113
         Sales of reserves in place                                       -                -        (15,548)
         Sales of oil and gas produced excluding
             hedging, net of production costs                       (24,276)         (26,501)       (13,919)
         Net change in sales prices and production costs           (271,039)         168,192        123,905
         Extensions, discoveries and improved
             recovery, net                                            5,566           12,269        -
         Revisions of previous quantity estimates                    44,898            8,667        349,080
         Change in future development costs                          12,176           (7,396)      (111,348)
         Net change in income taxes                                  87,208          (66,753)       (55,855)
         Accretion of discount                                       44,703           25,417          5,411
         Changes in production rates and other                      (65,967)          12,219       (137,527)
                                                                   --------         --------      ---------
         Standardized measure, end of year                         $157,695         $324,426      $ 198,312
                                                                   ========         ========      =========


Oil and Gas Reserve Quantities (Unaudited)

The reserve information presented below is based upon reports prepared by the Company's in-house petroleum engineer. The independent petroleum engineering firm of Ryder Scott Company, L.P. reviewed 80% of the PV10% value of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. As a result, revisions to previous estimates are expected to occur as additional production data becomes available or economic factors change.

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The fluctuation of oil and gas prices has a significant impact on the standardized measure. Future increases or decreases in oil or gas prices increase or decrease the value of the standardized measure accordingly. As of December 31, 2001, the Company used prices of $16.84 per Bbl and $2.23 per Mcf which is reflective of the market price at yearend. Prices used by the Company in 2000 were $23.78 per Bbl and $7.73 per Mcf. Prices used by the Company in 1999 were $21.56 per Bbl and $1.83 per Mcf.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2001, 2000 and 1999:

                                                    2001                         2000                        1999
                                         -------------------------     ------------------------    ------------------------
                                         Oil (MBbl)     Gas (MMcf)     Oil (MBbl)    Gas (MMcf)    Oil (MBbl)    Gas (MMcf)
                                         ----------     ----------     ----------    ----------    ----------    ----------
Proved reserves, beginning of year        47,159        66,187          47,129        60,935       18,602        18,063
Sales of reserves in place                     -            -                -             -       (2,487)       (3,100)
Extensions and discoveries                     -            -              660         1,584            -             -
Improved recoveries                        1,324           629             400           200            -             -
Production                                (1,212)       (2,423)         (1,072)       (2,289)      (1,165)       (2,901)
Revisions of previous estimates            7,300        18,114              42         5,757       32,179        48,873
                                          ------        ------          ------        ------       ------        ------
Proved reserves, end of year              54,571        82,507          47,159        66,187       47,129        60,935
                                          ======        ======          ======        ======       ======        ======
Proved developed reserves,
    end of year                           18,409        20,682          17,531        13,647       16,634        15,476
                                          ======        ======          ======        ======       ======        ======


14.   QUARTERLY EARNINGS (UNAUDITED):

Summarized unaudited quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

                                                                       Quarter Ended
                                            -------------------------------------------------------------------
                                              March 31,         June 30,       September 30,       December 31,
                                                 2001             2001              2001               2001
                                           -------------      ---------          --------         -------------
    Revenues                                 $ 8,169             $8,572            $8,103          $ 6,643
    Operating income                           3,287 (1)          3,384             2,772            1,486
    Net income (loss)                            867 (1)          1,720              (310)          (8,256) (2)
    Basic and diluted loss
        per share attributable to
        common stockholders                  $(1.42) (1)         $(1.01)           $ 3.87          $ (2.84)


                                                                           Quarter Ended
                                                  ----------------------------------------------------------------
                                                  March 31,         June 30,       September 30,       December 31,
                                                    2000             2000              2000               2000
                                                  --------         --------        ------------        -----------
    Revenues                                       $ 6,094         $ 7,063           $ 7,461            $ 7,879
    Operating income                                 2,059           2,878             2,638              2,764
    Net income                                          77             847               209                761
    Basic and diluted loss
        per share attributable to
        common stockholders                        $(1.56)         $(1.30)           $(1.52)             $(1.33)


(1) Operating income and net income for the quarter ended March 31, 2001 were adjusted for the reversal of a non-cash charge related to the stock option repricing discussed in Note 12.

(2) Includes a non-cash loss of $5.5 million related to the loss of effectiveness of derivative contracts following the filing of Chapter 11 bankruptcy of ENAC, as discussed in Note 3.

15.   SUBSEQUENT EVENT (UNAUDITED):

     On March 22, 2002, Questar Pipeline Company ("QPC") curtailed all gas producers in the Monument Butte Field, including Inland, for not meeting certain QPC specifications. After curtailment, Inland is producing and transporting approximately 50% of its total gas capacity. The Company is in the process of installing a gas liquid plant in the Field that would bring all of its gas up to QPC's pipeline specifications. The gas liquid plant will be operational in approximately 60 days. The Company believes that the current gas curtailment is not significant to the Company's operations.

                                 Exhibit Index

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

4.3.1 Third Amendment to Intercreditor Agreement entered into as of April 22, 1998, amending Exhibit 4.3 (filed as Exhibit
                    4.3.1 to Inland?s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

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

10.1.3 Automatic Adjustment to Number of Shares Covered by Amended 1988 Option Plan executed effective June 3, 1996 (filed as
                    Exhibit 10.1 to Inland's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference).

10.2 Letter agreement dated October 30, 1996 between Inland and Johnson Water District (filed as Exhibit 10.41 to Inland's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference).

10.3 Interest Rate Cap Agreement dated April 30, 1998 between IPC and Enron Capital and Trade Resources Corp. (filed as
                    Exhibit 10.4 to Inland?s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

10.4 Farmout Agreement between Inland and Smith Management LLC dated effective as of June 1, 1998 (filed as Exhibit 10.1 to Inland?s Current Report on Form 8-K dated June 1, 1998, and incorporated herein by reference).

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

10.8 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and (incorporated herein by reference).

10.9 Severance Agreement between Inland and John E. Dyer dated November 18, 1999 (filed as Exhibit 10.13 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).



10.10 Employment Agreement between Inland and William T. War dated effective as of October 1, 1999 (filed as Exhibit 10.14 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.11 Stock Option Agreement between Inland and William T. War dated October 1, 1999 10.11 representing 25,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland?s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.12               Amendment to Employment Agreement between Inland and William
                    T. War, amending the Employment Agreement filed as Exhibit 10.10.

10.13 Employment Agreement between Inland and Michael J. Stevens dated effective as of February 1, 2001.

10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001.

10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

10.16 Employment Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001.

10.17 Stock Option Agreement between Inland and Bill I. Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

10.18               Oil Purchase and Delivery Agreement dated November 7, 2000.

10.19 Common Stock Purchase Agreement dated August 2, 2001 by and between Inland Holdings, LLC ("Inland Holdings") and Hampton Investments LLC ("Hampton Investments")(without exhibits or schedules)(filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.20 Contribution Agreement dated August 2, 2001 by and among Park Hampton Holdings LLC ("Hampton Holdings"), Pengo Securities Corp. ("Pengo"), Smith Energy Partnership ("SEP"), the five individuals and Hampton Investments (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.21 Series E Preferred Stock Purchase Agreement dated as of August 2, 2001 by and between Hampton Investments and Inland Holdings (without exhibits or schedules)(filed as Exhibit
                    10.3 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.22 Termination Agreement dated as of August 2, 2001 by and between Hampton Investments and Inland (without exhibits or schedules)(filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.23 Exchange and Note Issuance Agreement dated August 2, 2001 by and among Inland, Production and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.24 Termination Agreement dated as of August 2, 2001 by and among Inland and Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.25 Amended and Restated Registration Rights Agreement dated as of August 2, 2001 by and among Inland, Inland Holdings and Hampton Investments (without exhibits or schedules)(filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.26 Amended and Restated Shareholders Agreement dated as of August 2, 2001 by and among Inland, Inland Holdings and Hampton Investments (without exhibits or schedules)(filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.27 Senior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.9 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.28 Junior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

*21.1               Subsidiaries of Inland.

*23.1               Consent of Arthur Andersen LLP.

*23.2               Consent of Ryder Scott Company Petroleum Engineers.

*99.1 Letter to Securities and Exchange Commission dated March 26, 2002 concerning Arthur Andersen LLP.


*        Filed herewith