Form 10-Q
period 2002-03-31
INLAND RESOURCES INC
filed 2002-05-20
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission file number 0-16487


                              INLAND RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


                Washington                                 91-1307042
--------------------------------------------   ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                  80202
--------------------------------------------             ----------------
(Address of Principal Executive Offices)                    (ZIP Code)


Registrant's Telephone Number, Including Area Code:        (303) 893-0102
                                                          ----------------

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


                                    Yes x  No
                                       ---

Number of shares of common stock, par value $.001 per share, outstanding as of May 6, 2002: 2,897,732
             ---------

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (In thousands)

                                                                     March 31,       December 31,
                                                                       2002               2001
                                                                    -----------      ------------
                                  ASSETS                            (Unaudited)
Current assets:
   Cash and cash equivalents                                        $       338      $      1,949
   Accounts receivable and accrued sales                                  4,163             3,320
   Inventory                                                              1,499             1,192
   Other current assets                                                     292               443
                                                                    -----------      ------------
           Total current assets                                           6,292             6,904
                                                                    -----------      ------------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                   206,677           205,535
   Accumulated depletion, depreciation and amortization                 (45,495)          (43,510)
                                                                    -----------      ------------
                                                                        161,182           162,025
   Other property and equipment, net                                      2,094             2,230
                                                                    -----------      ------------
           Total property and equipment, net                            163,276           164,255

   Other long-term assets, net                                            2,073             2,217
                                                                    -----------      ------------
           Total assets                                             $   171,641      $    173,376
                                                                    ===========      ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 $     2,416      $      4,011
   Accrued expenses                                                       2,398             2,321
   Fair market value of derivative instruments                              472                --
   Long-term debt                                                        83,500                --
                                                                    -----------      ------------
            Total current liabilities                                    88,786             6,332
                                                                    -----------      ------------

Long-term debt                                                               --            83,500

Senior subordinated unsecured debt including accrued interest             5,372             5,228

Subordinated unsecured debt including accrued interest                  106,345           103,500

Junior subordinated unsecured debt including accrued interest             5,372             5,228
                                                                    -----------      ------------
            Total long term liabilities                                 117,089           197,456

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                     3                 3
   Additional paid-in capital                                            41,431            41,431
   Accumulated other comprehensive income                                 4,028             5,503
   Accumulated deficit                                                  (79,696)          (77,349)
                                                                    -----------      ------------
            Total stockholders' deficit                                 (34,234)          (30,412)
                                                                    -----------      ------------
            Total liabilities and stockholders' deficit             $   171,641      $    173,376
                                                                    ===========      ============

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                             INLAND RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                    (In thousands except earnings per share)
                                  (Unaudited)

                                                                 Three months ended
                                                                     March 31,
                                                           ------------------------------
                                                               2002              2001
                                                           ------------      ------------
Revenues:
   Oil and gas sales                                       $      7,585      $      8,169

Operating expenses:
   Lease operating expenses                                       3,140             2,281
   Production taxes                                                 105               206
   Exploration                                                       32                31
   Depletion, depreciation and amortization                       2,145             2,014
   General and administrative, net                                   15               350
                                                           ------------      ------------
     Total operating expenses                                     5,437             4,882
                                                           ------------      ------------

Operating income                                                  2,148             3,287
Interest expense                                                 (4,503)           (2,099)
Unrealized derivative loss due to time value                         --              (390)
Interest and other income                                             8                24
                                                           ------------      ------------
Net income (loss) before cumulative effect of change
  in accounting principle                                        (2,347)              822
Cumulative effect of change in accounting principle                  --                45
                                                           ------------      ------------
Net income (loss)                                                (2,347)              867
Accrued preferred Series D dividends                                 --            (2,718)
Accrued preferred Series E dividends                                 --              (420)
Accretion of preferred Series D discount                             --            (1,578)
Accretion of preferred Series E discount                             --              (255)
                                                           ------------      ------------
Net loss attributable to common stockholders               $     (2,347)     $     (4,104)
                                                           ============      ============

Net income (loss)                                          $     (2,347)     $        867
Comprehensive income from change in fair value of
derivative contracts                                                 --               192
                                                           ------------      ------------
Total comprehensive income (loss)                          $     (2,347)     $      1,059
                                                           ============      ============

Basic and diluted net loss per share before cumulative
effect of change in accounting principle                   $       (.81)     $      (1.44)
Cumulative effect of change in accounting principle                  --              (.02)
                                                           ------------      ------------
Basic and diluted net loss per share                       $       (.81)     $      (1.42)
                                                           ============      ============

Basic and diluted weighted average common shares
outstanding                                                   2,897,732         2,897,732
                                                           ============      ============

Dividends per common share                                      NONE              NONE
                                                           ============      ============


                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)



                                                                     2002          2001
                                                                   --------      --------
Cash flows from operating activities:
   Net income (loss)                                               $ (2,347)     $    867
   Adjustments to reconcile net income (loss) to net cash
       provided by (used by) operating activities:
          Depletion, depreciation and amortization                    2,145         2,014
          Amortization of debt issue costs and debt discount            141           300
          Noncash changes related to derivatives                     (1,003)          345
          Accrued interest expense added to subordinated debt         3,133            --

          Effect of changes in current assets and liabilities:
             Accounts receivable                                       (843)          180
             Inventory                                                 (307)          (97)
             Other assets                                               151           101
             Accounts payable and accrued expenses                   (1,518)          959
                                                                   --------      --------
Net cash provided (used) by operating activities                       (448)        4,669
                                                                   --------      --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                  (1,163)       (5,383)
                                                                   --------      --------
Net cash used by investing activities                                (1,163)       (5,383)
                                                                   --------      --------

Net decrease in cash and cash equivalents                            (1,611)         (714)
Cash and cash equivalents at beginning of period                      1,949           848
                                                                   --------      --------

Cash and cash equivalents at end of period                         $    338      $    134
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

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.   ACCOUNTING PRONOUNCEMENTS:

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

     Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the discounted fair value of a liability for an asset retirement obligation as a liability. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The carrying amount of the liability is accreted to its full liability as operating expense, and the asset previously recorded is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement, which will be required on January 1, 2003.

4.   FINANCIAL INSTRUMENTS:

     Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or losses are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. Until December 31, 2001, the Company had entered into all of its hedging contracts with Enron North America Corp. ("ENAC").

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recorded a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000.

     On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused a default on all of the Company's hedging contracts from November 2001 through September 30, 2003. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy claim against ENAC in excess of $7.5 million. In 2001, the Company recorded a non-cash loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings in 2002 and 2003 based on the originally scheduled settlement periods of the contracts. Non-cash amounts to be reclassified to earnings in 2002 and 2003 are $3,993,000 and $1,510,000, respectively. The Company recorded $1,003,000 of the $3,993,000 to earnings for the quarter ending March 31, 2002.

     On March 11, 2002, the Company hedged 30,000 net barrels per month in the form of swaps with a third party counterparty for the period of April 2002 to December 2002 period with a settlement amount of $23.90 per barrel. As of March 31, 2002, the effect of SFAS No. 133 resulted in the Company recording a liability reflecting the fair value of derivatives to $472,000. Accumulated other comprehensive loss ("OCI") was adjusted to $4,028,000 as a result of recording $472,000 to current liabilities reflecting the fair value of derivatives at March 31, 2002 and $1,003,000 that had been reclassified out of OCI to earnings related to the Company's ineffective ENAC contracts.

5.   CHANGE OF CONTROL AND RECAPITALIZATION:

     In January 2002, the Company announced that it had hired Lehman Brothers Inc. and Petroleum Place Energy Advisors to advise the Company regarding its review of strategic alternatives, which may include a potential sale or merger of the Company. The Company is engaged in various levels of negotiations regarding such a transaction.

     1999 Exchange Agreement - On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio") (Portfolio and Fund V collectively being referred to as "TCW"), Inland Holdings LLC ("Holdings") and Joint Energy Development Investments II Limited Partnership ("JEDI"). Pursuant to the Exchange Agreement, Fund V agreed to exchange $75 million in principal amount of subordinated indebtedness of IPC plus accrued interest of $5.7 million and Portfolio agreed to exchange warrants to purchase 15,852 shares of Common Stock for the following securities of Inland issued to Holdings, whose members are Fund V and Portfolio: (1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of Common Stock on December 14, 1999, and (3) 1,164,295 shares of Common Stock. JEDI agreed to exchange the 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (A) 121,973 shares of Series E Preferred Stock and (B) 292,098 shares of Common Stock (the "Recapitalization"). The Series C Preferred Stock bore dividends at a rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

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

6.   FORTIS CAPITAL AGREEMENT:

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

     In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of March 31, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 6.27% and 4.65%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. The Fortis Credit Agreement was amended on March 25, 2002 to require that starting on July 1, 2002 at least 50% of the Company's expected oil and gas production to be financially hedge by July 1, 2002 for the period through September 30, 2003.

     The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants except for one covenant as March 31, 2002. The covenant is the debt to EBITDA ratio that was 4.48 to 1.00 rather than the required 3.75 to 1.00. No default has been claimed by Fortis, but under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of Fortis to call the amount payable immediately, the entire amount payable to Fortis of $83.5 million has been reclassified as a current liability. However, the Company is in discussions with Fortis regarding an amendment to the financial covenants, and the Company believes the default will be cured in the near future as a result of an amendment. The Credit Agreement has been amended on four previous occasions.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended March 31, 2002 and 2001:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended March 31, 2002 decreased $584,000, or 7% from the previous year. As shown in the table below, the variance was caused by lower crude oil and natural gas prices offset by higher crude oil, natural gas sales volumes and a non-cash hedging crude oil gain. Crude oil sales as a percentage of total oil and gas sales were 82% and 75% in the first quarter of 2002 and 2001, respectively. Excluding non-cash hedging crude oil gain, crude oil and natural gas sales for the quarter ended March 31, 2002 decreased $2.8 million, or 30% from the previous year. Crude oil will continue to be the predominant product produced from the Field.

         The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were increased by $1.0 million of non-cash gains during the first quarter of 2002 to reflect reversal of the non-cash loss recorded in 2001 for the ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC in 2001. Crude oil sales were decreased by $1.2 million during the first quarter of 2001 to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                              Quarter Ended March 31, 2002                      Quarter Ended March 31, 2001
                           ------------------------------------            --------------------------------------
                           Net Volume     Average      Sales                Net Volume     Average       Sales
                            (Bbls or       Price    (in 000's)              (Bbls or        Price      (in 000's)
                              Mcfs)                                           Mcfs)
                           ----------     -------    ----------            ------------    -------     ----------
Crude Oil Sales              291,061      $ 18.58    $    5,407               283,490      $ 24.99     $    7,084
Natural Gas Sales            555,540      $  2.11         1,175               483,062      $  4.81          2,322
Hedging Gain(Loss)                                        1,003                                            (1,237)
                                                     ----------                                        ----------
   Total                                             $    7,585                                        $    8,169
                                                     ==========                                        ==========

         Lease Operating Expenses. Lease operating expense for the quarter ended March 31, 2002 increased $859,000 or 38% from the previous year 2001 first quarter. Lease operating expense per BOE increased from $6.27 per BOE sold in the first quarter of 2001 to $8.18 in 2002. The increase of $859,000 is due to the costs of placing on production wells previously shut in, higher field labor costs due to decreased drilling activity in the first quarter of 2002, higher repair and maintenance expenses, higher overhead rates, and higher fuel and other chemicals costs.

         Production Taxes. Production taxes as a percentage of sales were 1.6% and 2.2% during the first quarters of 2002 and 2001, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended March 31, 2002 increased 6.5%, or $131,000, from the previous year first quarter. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.59 per BOE sold during the first quarter of 2002 compared to $5.53 per BOE sold during the first quarter of 2001.

         General and Administrative, Net. General and administrative expense, net for the quarter ended March 31, 2002 decreased $335,000 from the previous year first quarter. The decrease in general and administrative expense, net for the quarter ended March 31, 2002 is due to receiving higher overhead fees and other operating reimbursements received by the Company for 2002 offsetting expenses. Gross general and administrative expenses were $2.253 million and $1.915 million during the first quarters of 2002 and 2001, respectively. General and Administrative expense is reported net of operator fees and reimbursements which were $2.238 million and $1.570 million during the first quarters of 2002 and 2001, respectively.

         Interest Expense. Interest expense for the quarter ended March 31, 2002 increased $2.4 million or 115% from the previous year first quarter. The increase was the result of the issuance of subordinated debt on August 2, 2001 of $109 million at an interest rate of 11% per annum. Accrued interest on the subordinated debt for the first quarter of 2002 was $3.1 million compared to none for 2001. Interest on the senior bank debt decreased $600,000 or 33% from the previous year first quarter. Borrowings during the first quarter of 2002 and 2001 were recorded at effective interest rates of 9.1% and 10.1%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first quarter of 2002 and 2001, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At March 31, 2002, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002.

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of March 31, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 5.15% and 5.28%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. The Fortis Credit Agreement was amended on March 25, 2002 to require that starting on July 1, 2002 at least 50% of the Company's expected oil and gas production to be financially hedge by July 1, 2002 for the period through September 30, 2003.

The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants except for one covenant as March 31, 2002. The covenant is the debt to EBITDA ratio that was 4.48 to 1.00 rather than the required 3.75 to 1.00. As a result of the noncompliance with such covenant and the ability of Fortis to call the amount payable immediately, the entire amount payable to Fortis of $83.5 million has been reclassified as a current liability. However, the Company is in negotiations with Fortis and believes that the default will be cured and the loan restored to a long-term obligation in the near future. The Credit Agreement has been amended on four previous occasions.



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

CASH FLOW AND CAPITAL PROJECTS

         During the 2002 first quarter, the Company used its cash of $1.6 million to fund the cash used from operations of $448,000 and to continue development of the Field of $1.2 million. Field development expenditures of $1.2 million in the first quarter of 2002 consisted of the completion of wells drilled in 2001, the drilling of 1 well, recompletion of existing wells and the continued extension of the gas gathering and water delivery infrastructures.

         The Company's capital budget for development of the Field in year 2002 is $10 to $12 million net to the Company. The Company plans to drill 26 to 30 wells and convert 25 wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 2002 or 2001.

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

         Interest Rate Risk. The Company is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of March 31, 2002, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:

         Principal Amount           Period Locked In                            Interest Rate
         ----------------           ----------------                            -------------
         $83 million                February 22, 2002 - May 23, 2002            5.15%
         $500,000                   January 1, 2002 - June 3, 2002              5.28%

         The Company's total subordinated debt of $117 million outstanding at March 31, 2002 has a fixed interest rate of 11% per annum compounded quarterly and is not subject to rate increases. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                  Increase in Interest Expense Without Hedge
                                  ------------------------------------------
                                  1% increase in              2% increase in
                                  interest rates              interest rates
                                  --------------              --------------
April 1, 2002 through
December 31, 2002                    $515,000                   $1,030,000

Year 2003                            $830,000                   $1,660,000

Year 2004                            $818,000                   $1,635,000

Year 2005                            $591,000                   $1,183,000

Year 2006                            $313,000                     $626,000

January 1, 2007 through
June 30, 2007                        $157,000                     $313,000

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

On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The bankruptcy caused ENAC to default on all of the Company's hedging contracts from November 2001 through September 30, 2003. As of December 31, 2001, the Company recorded a loss of $5.5 million to the statement of operations to reflect ineffectiveness of the derivative contracts following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings in 2002 and 2003 based on the originally scheduled delivery period. Amounts expected to be reclassified to earnings in 2002 and 2003 are $3,993,000 and

$1,510,000, respectively. The Company recorded $1,003,000 of the $3,993,000 to earnings for the quarter ending March 31, 2002. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy unsecured claim against ENAC in excess of $7.5 million.

On March 11, 2002, the Company hedged 30,000 net barrels per month with a third party counterparty for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. On April 11, 2002, the Company hedged another 30,000 net barrels per month with a third party counterparty for the May 2002 to December 2002 period using a swap with a settlement amount of $24.90 per barrel. The potential gains or (losses) on this contract based on a hypothetical average market price of equivalent product for this period is as follows:

                                              Average NYMEX Per Barrel Market Price for the Contract Period
                            ----------------------------------------------------------------------------------------
                              $18.00       $20.00       $22.00      $24.00     $26.00         $28.00        $30.00
                            ----------   ----------   ----------   --------   ---------    -----------   -----------
   All 2002 Contracts       $3,249,000   $2,229,000   $1,209,000   $189,000   $(831,000)   $(1,851,000)  $(2,871,000)

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

                                   ----------


Items 1, 2, 4 and 5 are omitted from this report as inapplicable.

Item 3.  Defaults Upon Senior Securities.

         The Credit Agreement among the Company and Fortis Capital Corp. ("Fortis") as agent for certain financial institutions requires the Company to meet various positive and negative covenants, including a covenant to maintain a debt to EBITDA ratio of 3.75 or lower. As of March 31, 2002, such ratio was
4.48 to 1. No default has been claimed by Fortis, but under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. Fortis has the ability to call the $83.5 million amount payable immediately, and therefore the Company has reclassified the $83.5 million as a current liability as of March 31, 2002. However, the Company is in discussions with Fortis regarding an amendment to the financial covenants, and the Company believes the default will be cured in the near future as a result of an amendment. The Credit Agreement has been amended on four previous occasions.

Item 6.  Exhibits and Reports on Form 8-K.

The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number            Description of Exhibits
-------           -----------------------
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

10.1.2            Amended 1988 Option Plan of Inland, as amended through August
                  29, 1994 (including amendments increasing the number of shares to 212,800 and changing "formula award") (filed as Exhibit
                  10.1.2 to Inland's Annual Report on Form 10-KSB for the year ended December 31, 1994, and (incorporated herein by reference).

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

21.1              Subsidiaries of Inland.

23.1              Consent of Arthur Andersen LLP.

23.2              Consent of Ryder Scott Company, L.P.

99.1              Letter to Securities and Exchange Commission dated March 26,
                  2002 concerning Arthur Andersen LLP.

----------

All above Exhibits have been previously filed.

(b)      Reports on Form 8-K:

         None.

                              INLAND RESOURCES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INLAND RESOURCES INC.
                                    ---------------------
                                    (Registrant)


Date:  May 20, 2002                 By:  /s/  Marc MacAluso
      -------------                    -------------------------------
                                       Marc MacAluso
                                       Chief Executive Officer and
                                       Chief Operating Officer


Date:  May 20, 2002                 By:  /s/ Bill I. Pennington
      -------------                    -------------------------------
                                       Bill I. Pennington
                                       President and Chief Financial Officer
                                       (Principal Accounting Officer)