Form 10-Q
period 2002-06-30
INLAND RESOURCES INC
filed 2002-08-19
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from          to

                         Commission file number 0-16487
                                                --------


                              INLAND RESOURCES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Washington                                                       91-1307042
--------------------------------------------                              -----------------------
     (State or Other Jurisdiction of                                            (IRS Employer
           Identification No.)                                          Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                                       80202
--------------------------------------------                              -----------------------
(Address of Principal Executive Offices)                                         (ZIP Code)

Registrant's Telephone Number, Including Area Code:                               (303) 893-0102
                                                                          ----------------------

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


                                 Yes xx   No
                                    ----

Number of shares of common stock, par value $.001 per share, outstanding as of August 15, 2002: 2,897,732
                 ---------

                          PART 1. FINANCIAL INFORMATION
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                           June 30,     December 31,
                                                                             2002           2001
                                                                         -----------    -----------
                                  ASSETS                                                  Restated
Current assets:
   Cash and cash equivalents                                             $     1,144    $     1,949
   Accounts receivable and accrued sales                                       3,695          3,320
   Inventory                                                                   1,496          1,192
   Other current assets                                                          227            443
                                                                         -----------    -----------
           Total current assets                                                6,562          6,904
                                                                         -----------    -----------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                        209,179        205,535
   Accumulated depletion, depreciation and amortization                      (47,444)       (43,510)
                                                                         -----------    -----------
                                                                             161,735        162,025
   Other property and equipment, net                                           2,028          2,230
                                                                         -----------    -----------
           Total property and equipment, net                                 163,763        164,255

   Other long-term assets, net                                                 2,381          2,217
                                                                         -----------    -----------
           Total assets                                                  $   172,706    $   173,376
                                                                         ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                      $     2,004    $     4,011
   Accrued expenses                                                            2,687          2,321
   Fair market value of derivative instruments                                   802             --
   Long- term secured debt and other                                          83,568             --
   Senior subordinated unsecured debt including accrued interest               5,520             --
   Subordinated unsecured debt including accrued interest                    109,269             --
   Junior subordinated unsecured debt including accrued interest               5,520             --
                                                                         -----------    -----------
            Total current liabilities                                        209,370          6,332
                                                                         -----------    -----------

   Long- term secured debt and other                                              --         83,500
   Senior subordinated unsecured debt including accrued interest                  --          5,228
   Subordinated unsecured debt including accrued interest                         --        103,500
   Junior subordinated unsecured debt including accrued interest                  --          5,228
                                                                         -----------    -----------
            Total long term liabilities                                           --        197,456

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                          3              3
   Additional paid-in capital                                                 41,431         41,431
   Accumulated other comprehensive income (loss)                                (283)         1,675
   Accumulated deficit                                                       (77,815)       (73,521)
                                                                         -----------    -----------
            Total stockholders' deficit                                      (36,664)       (30,412)
                                                                         -----------    -----------
            Total liabilities and stockholders' deficit                  $   172,706    $   173,376
                                                                         ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                    (In thousands except earnings per share)
                                   (Unaudited)

                                                                   Three months ended             Six months ended
                                                                        June 30,                      June 30,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002            2001
                                                               -----------    -----------    -----------    -----------
Revenues:
   Oil and gas sales                                           $     7,851    $     8,572    $    14,964    $    16,741
                                                               -----------    -----------    -----------    -----------

Operating expenses:
   Lease operating expenses                                          2,548          2,160          5,482          4,383
   Production taxes                                                    120            211            225            417
   Exploration                                                          25             31             57             61
   Depletion, depreciation and amortization                          2,099          2,301          4,244          4,315
   General and administrative, net                                      81            485            303            894
                                                               -----------    -----------    -----------    -----------
     Total operating expenses                                        4,873          5,188         10,311         10,070
                                                               -----------    -----------    -----------    -----------

Operating income                                                     2,978          3,384          4,653          6,671
Interest expense                                                    (4,460)        (1,837)        (8,963)        (3,936)
Unrealized derivative gain (loss) due to time value                     --            153             --           (237)
Interest and other income                                                8             20             16             44
                                                               -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of change
  in accounting principle                                           (1,474)         1,720         (4,294)         2,542
Cumulative effect of change in accounting principle                     --             --             --             45
                                                               -----------    -----------    -----------    -----------
Net income (loss)                                                   (1,474)         1,720         (4,294)         2,587
Accrued preferred Series D dividends                                    --         (2,718)            --         (5,436)
Accrued preferred Series E dividends                                    --           (420)            --           (840)
Accretion of preferred Series D discount                                --         (1,305)            --         (2,883)
Accretion of preferred Series E discount                                --           (210)            --           (465)
                                                               -----------    -----------    -----------    -----------
Net loss attributable to common stockholders                   $    (1,474)   $    (2,933)   $    (4,294)   $    (7,037)
                                                               ===========    ===========    ===========    ===========

Basic and diluted net loss per share before cumulative
   effect of change in accounting principle                    $      (.51)   $     (1.01)   $     (1.48)   $     (2.45)
Cumulative effect of change in accounting principle                     --             --             --            .02
                                                               -----------    -----------    -----------    -----------
Basic and diluted net loss per share                           $      (.51)   $     (1.01)   $     (1.48)   $     (2.43)
                                                               ===========    ===========    ===========    ===========

Basic and diluted weighted average common shares
   outstanding                                                       2,898          2,898          2,898          2,898
                                                               ===========    ===========    ===========    ===========

Dividends per common share                                        NONE           NONE           NONE            NONE
                                                               ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                 2002            2001
                                                                              -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                          $    (4,294)   $     2,587
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                                  4,244          4,315
          Amortization of debt issue costs                                            287            390
          Noncash changes related to derivatives                                   (1,156)           192
          Accrued interest expense added to subordinated debt                       6,353             --
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                     (375)            18
             Inventory                                                               (304)          (159)
             Other assets                                                            (150)           225
             Accounts payable and accrued expenses                                 (1,641)         2,822
                                                                              -----------    -----------
Net cash provided  by operating activities                                          2,964         10,390
                                                                              -----------    -----------

Cash flows from investing activities:
   Development expenditures and equipment purchases                                (3,754)       (11,229)
                                                                              -----------    -----------
Net cash used by investing activities                                              (3,754)       (11,229)
                                                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of other long-term debt                                      68             --
   Debt issuance costs                                                                (83)            --
                                                                              -----------    -----------
Net cash used by financing activities                                                 (15)            --
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                            (805)          (839)
Cash and cash equivalents at beginning of period                                    1,949            848
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $     1,144    $         9
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

2.       BASIS OF PRESENTATION:

         The preceding financial information is unaudited and has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Partial year results are not necessarily indicative of results that may be obtained for the full year.

         Certain reclassifications have been made to conform the prior period to the current period presentation.

3.       RESTATEMENT OF PRIOR PERIODS:

         In 2001 and prior years, the Company entered into certain commodity derivative contracts with Enron North America Corp. ("ENAC"), a subsidiary of Enron Corp. ("Enron"). On December 2, 2001, Enron and ENAC filed for Chapter 11 bankruptcy, and the Company determined that the ENAC contracts no longer qualified for cash flow hedge accounting under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). Consequently, the Company recorded a loss of $5.5 million for the year ended December 31, 2001 and deferred a corresponding amount in accumulated other comprehensive income, based on the estimated fair value of the derivative contracts based on future commodity prices at November 28, 2001.

         The Company subsequently determined it should have ceased accounting for the derivative contracts as hedges at an earlier date, corresponding to the deterioration in the credit of ENAC and Enron in mid October 2001. At this date, changes in the fair value of the derivatives no longer were considered effective in offsetting changes in the cash flows of the hedged production. Accordingly, the Company adjusted the loss and the corresponding amount deferred in other comprehensive income previously recorded to reflect the estimated fair value of the derivative contracts at that date of $2.2 million. An adjustment was also recorded to reclassify to earnings $480,000 for the year ended December 31, 2001, representing the portion of the fair value of the derivative attributable to the originally scheduled settlements in 2001.

         As a result, the Company has restated the accumulated other comprehensive income and accumulated deficit balances included in the accompanying December 31, 2001 balance sheet to reflect the adjustments discussed above. In addition, the Company intends to file an amended 2001 annual report on Form 10-K and an amended March 31, 2002 Form 10-Q to reflect the adjustments discussed above. The table below details the adjustments and restated balances for the respective periods:

                                                                   As
                                                               Originally                        As
                                                                Reported      Adjustments     Restated
                                                               -----------    -----------    -----------
As of December 31, 2001:
  Accumulated Other Comprehensive Income                       $     5,503    $    (3,828)   $     1,675
                                                               ===========    ===========    ===========
  Accumulated Deficit                                          $   (77,349)   $     3,828    $   (73,521)
                                                               ===========    ===========    ===========

As of March 31, 2002:
  Accumulated Other Comprehensive Income                       $     4,028    $    (3,356)   $       672
                                                               ===========    ===========    ===========
  Accumulated Deficit                                          $   (79,696)   $     3,356    $   (76,340)
                                                               ===========    ===========    ===========

For the Year ended December 31, 2001:
  Oil and gas sales                                            $    31,487    $       480    $    31,967
                                                               ===========    ===========    ===========
  Unrealized derivative loss                                   $    (5,548)   $     3,348    $    (2,200)
                                                               ===========    ===========    ===========
  Operating income                                             $    10,929    $       480    $    11,409
                                                               ===========    ===========    ===========
  Net loss                                                     $    (5,979)   $     3,828    $    (2,151)
                                                               ===========    ===========    ===========
  Net loss attributable to common stockholders                    $ (4,071)   $     3,828    $      (243)
                                                               ===========    ===========    ===========

For the Three Months ended March 31, 2002:
  Oil and gas sales                                            $     7,585    $      (472)   $     7,113
                                                               ===========    ===========    ===========
  Operating income                                             $     2,148    $      (472)   $     1,676
                                                               ===========    ===========    ===========
  Net loss                                                     $    (2,347)   $      (472)   $    (2,819)
                                                               ===========    ===========    ===========
  Net loss attributable to common stockholders                 $    (2,347)   $      (472)   $    (2,819)
                                                               ===========    ===========    ===========

         The Company's independent accountants have been engaged to re-audit the Company's financial statements as of and for the year ended December 31, 2001.

         The amount deferred in accumulated other comprehensive income at June 30, 2002 will be reclassified to earnings during the remainder of 2002 and 2003 based on the originally scheduled settlement periods of the contracts. Amounts expected to be reclassified to earnings in the second half of 2002 and in 2003 are $288,000 and $231,000, respectively. Oil and gas sales for the three and six months ended June 30, 2002 include $625,000 and $1,156,000, respectively, of amounts reclassified out of accumulated other comprehensive income.

4.       COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) for the Company for the six months ended June 30, 2002 and 2001 are as follows:

                                                                   2002            2001
                                                               ------------    ------------
Net income (loss)                                              $     (4,294)   $      2,587
Components of other comprehensive income:
   Cumulative effect of change in accounting principle                   --          (1,972)
   Change in fair value of derivative contracts                        (802)         (1,069)
   Hedge settlements reclassified to income                          (1,156)          2,292
                                                               ------------    ------------
Comprehensive income (loss)                                    $     (6,252)   $      1.838
                                                               ============    ============


5.       ACCOUNTING PRONOUNCEMENTS:


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

6.       FINANCIAL INSTRUMENTS:

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

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000.

         On March 11, 2002, the Company hedged 30,000 net barrels per month with a third party counterparty for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. Subsequent to March 11, 2002 the Company hedged 60,000 net barrels per month for the January 2003 to July 2003 period with the same third party counterparty using a swap with various settlement amounts that average $24.77. The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $500,000. On April 11, 2002, the Company hedged another 30,000 net barrels per month with another third party counterparty for the May 2002 to December 2002 period using a swap with a settlement amount of $24.90 per barrel. The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000. As of June 30, 2002, there were no requirements to post collateral for the above mentioned hedging contracts.

7.       CHANGE OF CONTROL AND RECAPITALIZATION:

         In January 2002, the Company announced that it had hired Lehman Brothers Inc. and Petroleum Place Energy Advisors to advise the Company regarding its review of strategic alternatives, which may include a potential sale or merger of the Company. At this time, no such transactions are contemplated by the Company.

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

8.       FORTIS CAPITAL AGREEMENT:

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp., as agent, and U.S. Bank National Association (the "Senior Lenders"). At June 30, 2002, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and was subject to an initial redetermination on or before March 31, 2002, with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002.

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the senior debt to EBITDA ratios. As amended on June 6, 2002, if the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.75% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of June 30, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 5.86% and 5.84%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

         The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. As of March 31, 2002, the covenant that required the senior debt to EBITDA to be no greater than 3.75 to 1.00 was actually 4.48 to 1.00. No default was asserted by the Senior Lenders, but under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default was required, therefore, the Company was in default as of March 31, 2002. On June 6, 2002 the Fortis Credit Agreement was amended to require that the senior debt to EBITDA ratio be equal to or less than 4.75 to 1.00 for the four prior fiscal quarters ending June 30, 2002, 4.35 to 1.00 for the four prior fiscal quarters ending September 30, 2002 and 3.75 to 1.00 for any four fiscal quarters ending after September 30, 2002. The Senior Lenders waived the compliance with the original March 31, 2002 senior debt to EBITDA ratio.

         The Company was in compliance of its bank covenants at June 30, 2002 except for the senior debt to EBITDA ratio, which was 4.80 to 1.00 rather than the required 4.75 to 1.00. No default has been asserted by the Senior Lenders, but under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $120.3 million as a current liability. The Company is in discussions with Fortis regarding an amendment to the financial covenants, and believes that the default will be cured in the near future as a result of an amendment. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.       COMMITMENTS AND CONTINGENCIES:

         The Company has contracted Custom Energy Construction, Inc. ("Custom") for the installation of a gas processing facility located in the Field. The total cost of the facility will be approximately $1.2 million, which will be financed through a non-recourse promissory note with Custom. Principle and interest payments will be made out of hydrocarbon liquid proceeds generated by the plant over a 5-year period at 7% per annum. Completion and operations are expected to occur early September 2002. Custom's collateral for the promissory note with the Company will be a first lien on the plant.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:


RESULTS OF OPERATIONS:

Three Month Periods Ended June 30, 2002 and 2001:

         Oil and Gas Sales. Crude oil sales for the quarter ended June 30, 2002 decreased $769,000 or 10% from the previous year. Natural gas sales for the quarter ended June 30, 2002 decreased $1.3 million or 60% from the previous year. As shown in the table below, decreased crude volumes of 6% and lower average crude prices of 5% caused the lower crude sales of $769,000. Decreased natural gas volumes of 27% and lower average natural gas prices of 45% caused the lower natural gas sales of $1.3 million. Lower natural gas sales volumes were partly caused by a pipeline curtailment for a 48 day period in April and May 2002. The total estimated loss of natural gas sales volumes to the Company was 164,000 mcfs for the April through May 2002 period or $302,000. Currently, there is no such curtailment of natural gas sales volumes in the Monument Butte Field. Crude oil sales as a percentage of total oil and gas sales were 88% and 77% in the second quarter of 2002 and 2001, respectively. Crude oil has been and is expected to continue to be the predominant product produced from the Field.

The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. As discussed in note 3 to the consolidated financial statements, crude oil sales were increased by $625,000 in the second quarter 2002 to reflect the reclass of non-cash gains from accumulated other comprehensive income recorded in 2001 for the ineffectiveness of certain derivative contracts in connection with the filing of Chapter 11 bankruptcy of ENAC in 2001. Crude oil sales were decreased by $292,000 and $1.1 million during the second quarters of 2002 and 2001, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                                    Three Months Ended June 30, 2002           Three Months Ended June 30, 2001
                                   -----------------------------------        ------------------------------------
                                   Net Volume    Average      Sales           Net Volume      Average      Sales
                                    (Bbls or      Price     (in 000's)         (Bbls or        Price    (in 000's)
                                   ----------    -------    ----------        ----------      -------   ----------
                                      Mcfs)                                     Mcfs)
                                   ----------                                 ---------
Crude Oil Sales                      285,167        $23.24     $ 6,627          303,922        $24.34      $ 7,396
Natural Gas Sales                    483,430         $1.84         891          666,102         $3.35        2,230
Reclass of non-cash gains from
Accumulated Other
Comprehensive Income                                               625                                          --
Hedging gain (loss)                                               (292)                                     (1,054)
                                                             ---------                                   ---------
   Total                                                       $ 7,851                                   $   8,572
                                                             =========                                   =========

         Lease Operating Expenses. Lease operating expense for the quarter ended June 30, 2002 increased $387,000 or 18% from the previous year second quarter. Lease operating expense per BOE increased from $5.21 per BOE sold in the second quarter of 2001 to $6.96 per BOE sold in 2002. The increase in lease operating expenses is due to substantially higher costs of materials and labor, due to increased demand for products, services and employees in the Monument Butte region and neighboring areas. Certain reclassifications to lease operating expenses were made to the three month period ending June 30, 2001 to reflect the allocation of the Company's overhead expenses to lease operating expenses directly rather than using COPAS overhead fees as the method for allocating overhead to lease operating expense. Lease operating expenses were decreased $209,000 for the quarter ended June 30, 2001. General and administrative expenses were increased by the same amount.

         Production Taxes. Production taxes as a percentage of sales were 1.6% and 2.2% during the second quarter of 2002 and 2001, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah State severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended June 30, 2002 decreased $202,000 or 9% from the previous year second quarter. The decrease resulted from decreased sales volumes offset by a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.25 per BOE sold during the second quarter of 2002 compared to $5.12 per BOE sold during the second quarter of 2001.

         General and Administrative, Net. General and administrative expense, net for the second quarter ended June 30, 2002 decreased $404,000 or 83% from the previous year second quarter. The decrease in general and administrative expense, net for the second quarter ended June 30, 2002 is primarily due to receiving higher operating reimbursements for direct labor and field vehicles of $383,000. Gross general and administrative expenses were $2.1 million for both the second quarter of 2002 and 2001. General and Administrative expense is reported net of operator fees and reimbursements which were $2.0 million and $1.6 million during the second quarters of 2002 and 2001, respectively.

         Interest Expense. Interest expense for the second quarter ended June 30, 2002 increased $2.6 million or 143% from the previous year second quarter. The increase was the result of the issuance on August 2, 2001 of $109 million of subordinated debt at an interest rate of 11% per annum in connection with a recapitalization (see note 7 to the consolidated financial statements). Accrued interest on the subordinated debt for the second quarter of 2002 was $3.2 million compared to none for 2001. Interest on the senior bank debt decreased $621,000 or 36% from the previous year second quarter. Total interest expense, including amortization of debt issuance costs, during the second quarter of 2002 and 2001 were recorded at effective interest rates of 8.8% and 8.8%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the second quarter of 2002 and 2001, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly for the second quarter of 2001. The Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly for the second quarter of 2001. The Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

Six Month Periods Ended June 30, 2002 and 2001:

         Oil and Gas Sales. Crude oil sales for the six months ended June 30, 2002 decreased $2.4 million or 17% from the previous year. Natural gas sales for the six months ended June 30, 2002 decreased $2.5 million or 55% from the previous year. As shown in the table below, decreased crude volumes of 2% and lower average crude prices of 15% caused the lower crude sales of $2.4 million. Decreased natural gas volumes of 10% and lower average natural gas prices of 50% caused the lower natural gas sales of $2.5 million. Lower natural gas sales volumes were primarily caused by a pipeline curtailment for a 48 day period in April and May 2002. The total estimated loss of natural gas sales volumes to the Company was 164,000 mcfs for the 48 day period or $302,000. Currently, there is no such curtailment of natural gas sales volumes in the Monument Butte Field. Crude oil sales as a percentage of total oil and gas sales were 85% and 76% in the six months ended June 30, 2002 and 2001, respectively. Crude oil has been and is expected to continue to be the predominant product produced from the Field.

         The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. As discussed in note 3 to the consolidated financial statements, crude oil sales were increased by $1,156,000 in the first six months of 2002 to reflect the reclass of non-cash gains from accumulated other comprehensive income recorded in 2001 for the ineffectiveness of certain derivative contracts in connection with the filing of Chapter 11 bankruptcy of ENAC in 2001. Crude oil sales were decreased by $292,000 and $2.3 million during the six months ended June 30, 2002 and 2001, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                                   Six Months Ended June 30, 2002               Six Months Ended June 30, 2001
                               -------------------------------------         ---------------------------------------
                               Net Volume     Average        Sales           Net Volume      Average      Sales
                                (Bbls or       Price      (in 000's)          (Bbls or        Price    (in 000's)
                               ----------     -------     ----------         -----------     -------   ----------
                                  Mcfs)                                         Mcfs)
                               ----------                                    ----------
Crude Oil Sales                   576,228         $20.88     $ 12,032           587,412        $24.65     $ 14,480
Natural Gas Sales               1,038,970          $1.99        2,068         1,149,164         $3.96        4,552
Reclass of non-cash gains
from Accumulated Other
Comprehensive Income                                            1,156                                           --
Hedging Loss                                                     (292)                                      (2,291)
                                                          -----------                                 ------------
   Total                                                     $ 14,964                                     $ 16,741
                                                          ===========                                 ============

         Lease Operating Expenses. Lease operating expenses for the six months of year 2002 increased $1.1 million or 25% from the previous year period. Lease operating expenses per BOE increased from $5.63 per BOE sold in the first half of 2001 to $7.32 per BOE in 2002. The increase in lease operating expenses are due to substantially higher labor costs, overhead fees and other Field operating expenses such as repairs and maintenance and fuel. Also, the Company put approximately 32 wells previously shut in on production the first six months of 2002. Certain reclassifications to lease operating expenses were made to the six month period ending June 30, 2001 to reflect the allocation of the Company's overhead expenses to lease operating expenses directly rather than using COPAS overhead fees as the method for allocating the Company's portion of overhead to lease operating expense. Lease operating expenses were decreased $268,000 for the six months ended June 30, 2001. General and administrative expenses were increased by the same amounts.

         Production Taxes. Production taxes as a percentage of sales were 1.6% and 2.2% during the initial six months of 2002 and 2001, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah State severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the six-month period ended June 30, 2002 decreased $71,000 or 2% from the comparable previous year period. The decrease resulted from decreased 2002 sales volumes offset by a slightly higher average depletion rate in 2002. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.25 per BOE sold during the initial six months of 2002 compared to an average of $5.12 per BOE sold during the same period in 2001.

         General and Administrative, Net. General and administrative expense for the six months ended June 30, 2002 decreased $591,000 or 66% from the comparable previous year period. The $591,000 decrease in general and administrative expense, net for six months ended June 30, 2002 is primarily due to receiving reimbursements for direct labor and field vehicles of $801,000. Gross general and administrative expense was $4.4 million during the first half of 2002 and $4.0 million during the first half of 2001. The higher gross general and administrative expenses are primarily due increased corporate salary and benefit expenses. General and administrative expense is reported net of operator fees and reimbursements which were $4.1 million and $3.1 million during the initial six months of 2002 and 2001, respectively.

         Interest Expense. Interest expense for the six months ended June 30, 2002 increased $5 million or 128% from the previous year period. The increase was the result of the issuance on August 2, 2001 of $109 million of subordinated debt at an interest rate of 11% per annum in connection with a recapitalization (see note 7 to the consolidated financial statements) . Accrued interest on the subordinated debt for the six months ended June 30, 2002 was $6.4 million compared to none for 2001. Interest on the senior bank debt decreased $1.2 million or 34% from the previous year period. Total interest expense, including amortization of debt issuance costs, during the six months ended June 30, 2002 and 2001 were recorded at effective interest rates of 9.0% and 9.5%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first half of 2002 and 2001, no income tax provision or benefit was recognized due to net operating losses incurred and the reversal and recording of a full valuation allowance.

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly for the six months ended June 30, 2001. The Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly for the six months ended June 30, 2001. The Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At June 30, 2002, the Company had advanced all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and was subject to an initial redetermination on or before March 31, 2002, with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002.

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.75% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of June 30, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 5.86% and 5.84 %, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

         The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. As of March 31, 2002, the covenant that required the senior debt to EBITDA to be no greater than 3.75 to 1.00 was actually 4.48 to
1.00. No default was asserted by the Senior Lenders, but under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default was required, therefore, the Company was in default as of March 31, 2002. On June 6, 2002 the Fortis Credit Agreement was amended to require that the senior debt to EBITDA ratio be equal to or less than 4.75 to 1.00 for the four prior fiscal quarters ending June 30, 2002, 4.35 to 1.00 for the four prior fiscal quarters ending September 30, 2002 and 3.75 to 1.00 for any four fiscal quarters ending after September 30, 2002. The Senior Lenders waived the compliance with the original March 31, 2002 senior debt to EBITDA ratio.

         The Company was in compliance of its bank covenants at June 30, 2002 except for the senior debt to EBITDA ratio, which was 4.80 to 1.00 rather than the required 4.75 to 1.00. No default has been asserted by the Senior Lenders, but under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregate subordinated debt balance of $120.3 million as a current liability. The Company is in discussions with Fortis regarding an amendment to the financial covenants, and believes that the default will be cured in the near future as a result of an amendment. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assess their rights to foreclose on their collateral.

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

CASH FLOW AND CAPITAL PROJECTS

         During the first six months of 2002, the Company used its cash of approximately $900,000 and cash from operations of $2.9 million for Field development expenditures and other expenditures totaling $3.8 million. Field development expenditures in the first six months of 2002 consisted of the completion of two wells, which commenced drilling in 2001, the drilling of four wells, recompletion of existing wells and the continued extension of the gas gathering and water delivery infrastructures.

         The Company's capital budget for development of the Field in year 2002 is $11 to $13 million net to the Company. The Company plans to drill 15 to 20 wells, convert 25 wells to water injection and recomplete approximately 50 existing wells. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

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

         Interest Rate Risk. The Company is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of June 30, 2002, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:

         Principal Amount       Period Locked In                            Interest Rate
         ----------------       ----------------                            -------------
         $83 million            May 24, 2002 - November 19, 2002                5.86%
         $500,000               June 4, 2002 - November 29, 2002                5.84%

         The Company's total subordinated debt of $120 million outstanding at June 30, 2002 has a fixed interest rate of 11% per annum compounded quarterly and is not subject to rate increases. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                         Increase in Interest Expense
                                  -----------------------------------------
                                  1% increase in             2% increase in
                                  interest rates             interest rates
                                  --------------             --------------
July - December  2002                 $95,000                    $190,000
Year 2003                            $835,000                  $1,670,000
Year 2004                            $818,000                  $1,635,000
Year 2005                            $591,000                  $1,183,000
Year 2006                            $313,000                    $626,000
January - June 2007                  $104,000                    $208,000


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

As of June 30, 2002, the Company had the following oil swaps in place:

                                                                               Average Hedged
                                                   Barrels per Month          Price per Barrel
                                                   -----------------          ----------------
             July 2002 - December 2002 (1)               30,000                    $23.90
             January 2003 - July 2003                    60,000                    $24.77
             July 2002 - December 2002 (2)               30,000                    $24.90

(1) The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $500,000.

(2) The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000.

As of June 30, 2002, there were no requirements to post collateral for the above mentioned hedging contracts.

The potential gains or (losses) on these contracts, based on a hypothetical average market price of equivalent product for this period, are as follows:

                                              Average NYMEX Per Barrel Market Price for the Contract Period
                         --------------------------------------------------------------------------------------------------------
                            $18.00         $20.00         $22.00         $24.00         $26.00          $28.00          $30.00
                         ------------   ------------   ------------   ------------   ------------    ------------    ------------
   July -December 2002   $  2,304,000   $  1,584,000   $    864,000   $    144,000   $   (576,000)   $ (1,296,000)   $ (2,016,000)

        Year 2003        $  2,842,000   $  2,002,000   $  1,162,000   $    322,000   $   (518,000)   $ (1,358,000)   $ (2,198,000)

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.


Items 1, 2, 4 and 5 are omitted from this report as inapplicable.

Item 3. Defaults upon Senior Securities.

See note 8 to consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this Quarterly Report on Form 10-Q.


Exhibit
Number            Description of Exhibits
------            -----------------------
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

4.1.5             Second amendment to Third Amended and Restated Credit
                  Agreement dated June 6, 2002 to Fortis Credit Agreement.

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

 99.1             Letter to Securities and Exchange Commission dated March 26,
                  2002 concerning Arthur Andersen LLP.

 99.2(b)          Letter to Securities and Exchange Commission dated August 7,
                  2002 terminating Arthur Andersen LLP as the Company's auditors and employing KPMG LLP as its new auditors for December 31, 2002.

*99.3             Certification of Chief Executive Officer pursuant to section
                  1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

*99.4             Certification of Chief Financial Officer pursuant to section
                  1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.


----------
(b)      Reports on Form 8-K:

         Report to Securities and Exchange Commission dated August 7, 2002 terminating Arthur Andersen LLP as the Company's auditors and employing KPMG LLP as its new auditors.

*        Filed herewith.

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INLAND RESOURCES INC.
                                      ---------------------
                                      (Registrant)


Date:  August 19, 2002                By:  /s/  Marc MacAluso
      ------------------                  ---------------------------
                                          Marc MacAluso
                                          Chief Executive Officer and
                                          Chief Operating Officer


Date:  August 19, 2002                By:  /s/  Bill I. Pennington
      ------------------                  ---------------------------
                                          Bill I. Pennington
                                          President and Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
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

4.1.5             Second amendment to Third Amended and Restated Credit
                  Agreement dated June 6, 2002 to Fortis Credit Agreement.

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

 99.1             Letter to Securities and Exchange Commission dated March 26,
                  2002 concerning Arthur Andersen LLP.

 99.2(b)          Letter to Securities and Exchange Commission dated August 7,
                  2002 terminating Arthur Andersen LLP as the Company's auditors and employing KPMG LLP as its new auditors for December 31, 2002.

*99.3             Certification of Chief Executive Officer pursuant to section
                  1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

*99.4             Certification of Chief Financial Officer pursuant to section
                  1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

----------
*        Filed herewith.