Form 10-Q
period 2002-09-30
INLAND RESOURCES INC
filed 2002-11-14
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


                                   Yes X    No
                                      ---     ----

Number of shares of common stock, par value $.001 per share, outstanding as of November 11, 2002: 2,897,732
                   ---------

PART 1.  ITEM 1.  FINANCIAL INFORMATION

                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                 (In thousands)
                                   (Unaudited)


                                                                                September 30,      December 31,
                                                                                    2002              2001
                                                                                -------------      ------------
                           ASSETS                                                                    Restated
Current assets:
   Cash and cash equivalents                                                      $   2,130         $   1,949
   Accounts receivable and accrued sales                                              3,449             3,320
   Inventory                                                                          1,344             1,192
   Other current assets                                                                 118               443
                                                                                  ---------         ---------
           Total current assets                                                       7,041             6,904
                                                                                  ---------         ---------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                               214,636           205,535
   Accumulated depletion, depreciation and amortization                             (49,495)          (43,510)
                                                                                  ---------         ---------
                                                                                    165,141           162,025
   Other property and equipment, net                                                  1,950             2,230
                                                                                  ---------         ---------
           Total property and equipment, net                                        167,091           164,255
   Other long-term assets, net                                                        1,841             2,217
                                                                                  ---------         ---------
           Total assets                                                           $ 175,973         $ 173,376
                                                                                  =========         =========

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Secured debt in default                                                        $  83,500                $-
   Accounts payable                                                                   3,101             4,011
   Accrued expenses                                                                   3,401             2,321
   Other                                                                              1,292                --
   Senior subordinated unsecured debt in default includes accrued interest            5,672                --
   Subordinated unsecured debt in default includes accrued interest                 112,275                --
   Junior subordinated unsecured debt in default includes accrued interest            5,672                --
   Fair market value of derivative instruments                                        1,938                --
                                                                                  ---------         ---------
            Total current liabilities                                               216,851             6,332
                                                                                  ---------         ---------

   Long- term secured debt and other                                                     --            83,500
   Senior subordinated unsecured debt including accrued interest                         --             5,228
   Subordinated unsecured debt including accrued interest                                --           103,500
   Junior subordinated unsecured debt including accrued interest                         --             5,228
                                                                                  ---------         ---------
            Total long term liabilities                                                  --           197,456
                                                                                  ---------         ---------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                                 3                 3
   Additional paid-in capital                                                        41,431            41,431
   Accumulated other comprehensive income (loss)                                     (1,575)            1,675
   Accumulated deficit                                                              (80,737)          (73,521)
                                                                                  ---------         ---------
            Total stockholders' deficit                                             (40,878)          (30,412)
                                                                                  ---------         ---------
            Total liabilities and stockholders' deficit                           $ 175,973         $ 173,376
                                                                                  =========         =========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                    (In thousands except earnings per share)
                                   (Unaudited)



                                                                 Three months ended                Nine months ended
                                                                    September 30,                     September 30,
                                                              -------------------------         -------------------------
                                                                2002             2001             2002             2001
                                                              --------         --------         --------         --------
Revenues:

   Oil and gas sales                                          $  7,157         $  8,103         $ 22,122         $ 24,844
                                                              --------         --------         --------         --------
Operating expenses:
   Lease operating expenses                                      2,744            2,112            8,227            6,493
   Production taxes                                                115              201              340              618
   Exploration                                                      49               61              105              121
   Depletion, depreciation and amortization                      2,201            2,467            6,445            6,782
   General and administrative, net                                 426              490              729            1,385
                                                              --------         --------         --------         --------
     Total operating expenses                                    5,535            5,331           15,846           15,399
                                                              --------         --------         --------         --------
Operating income                                                 1,622            2,772            6,276            9,445
Interest expense                                                (4,555)          (3,594)         (13,519)          (7,531)
Unrealized derivative gain (loss) due to time value                 --              323               --               86
Interest and other income                                           12              189               29              232
                                                              --------         --------         --------         --------
Income (loss) before cumulative effect of change
  in accounting principle                                       (2,921)            (310)          (7,214)           2,232
Cumulative effect of change in accounting principle                 --               --               --               45
                                                              --------         --------         --------         --------
Net income (loss)                                               (2,921)            (310)          (7,214)           2,277
Accrued Series D preferred dividends                                --             (906)              --           (6,342)
Accrued Series E preferred dividends                                --             (140)              --             (980)
Accretion of Series D preferred discount                            --             (435)              --           (3,318)
Accretion of Series E preferred discount                            --              (70)              --             (535)
Excess carrying value of Series E preferred over
  redemption consideration                                          --           13,083               --           13,083
                                                              --------         --------         --------         --------
Net income(loss) attributable to common stockholders          $ (2,921)        $ 11,222         $ (7,214)        $  4,185
                                                              ========         ========         ========         ========

Basic and diluted net income (loss) per share before
   cumulative effect of change in accounting principle        $  (1.01)        $   3.87         $  (2.49)        $   1.42
Cumulative effect of change in accounting principle                 --               --               --              .02
                                                              --------         --------         --------         --------
Basic and diluted net income (loss) per share                 $  (1.01)        $   3.87         $  (2.49)        $   1.44
                                                              ========         ========         ========         ========

Basic and diluted weighted average common shares
  outstanding                                                    2,898            2,898            2,898            2,898
                                                              ========         ========         ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)


                                                                    Nine Months      Nine Months
                                                                  Ended Sept. 30    Ended Sept. 30,
                                                                        2002             2001
                                                                  --------------    ---------------
Cash flows from operating activities:
   Net income (loss)                                                  $ (7,214)        $  2,277
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                       6,445            6,782
          Amortization of debt issue costs                                 346              496
          Cumulative effect of accounting change                            --              (45)
          Non cash changes related to derivatives                       (1,312)             (86)
          Accrued interest expense added to subordinated debt            9,663            1,938
          Effect of changes in current assets and liabilities:
             Accounts receivable                                          (130)             281
             Inventory                                                    (152)            (181)
             Other assets                                                  347              292
             Accounts payable and accrued expenses                         170            1,793
                                                                      --------         --------
Net cash provided  by operating activities                               8,163           13,547
                                                                      --------         --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                     (9,191)         (16,952)
                                                                      --------         --------
Net cash used by investing activities                                   (9,191)         (16,952)
                                                                      --------         --------

Cash flows from financing activities:
   Proceeds from issuance of other long-term debt                        1,292           10,000
   Retirement of preferred stock                                            --           (2,000)
   Payments of long-term debt                                               --             (500)
   Debt issuance costs                                                     (83)          (1,389)
                                                                      --------         --------
Net cash used by financing activities                                    1,209            6,111
                                                                      --------         --------

Net decrease in cash and cash equivalents                                  181            2,706
Cash and cash equivalents at beginning of period                         1,949              848
                                                                      --------         --------

Cash and cash equivalents at end of period                            $  2,130         $  3,554
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

         The Company subsequently determined, based on the financial difficulties of ENAC, it should have ceased accounting for the derivative contracts as hedges at an earlier date, corresponding to the deterioration in the credit of ENAC and Enron in mid October 2001. At this date, changes in the fair value of the derivatives no longer were considered effective in offsetting changes in the cash flows of the hedged production. Accordingly, the Company adjusted the loss and the corresponding amount deferred in other comprehensive income previously recorded to reflect the estimated fair value of the derivative contracts at that date in the amount of $2.2 million. An adjustment was also recorded to reclassify to earnings $480,000 for the year ended December 31, 2001, representing the portion of the fair value of the derivative attributable to the originally scheduled settlements in 2001.

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


                                                        As
                                                      Originally                            As
                                                       Reported        Adjustments       Restated
                                                      ----------       -----------       ========
As of December 31, 2001:
  Accumulated Other Comprehensive Income               $  5,503         $ (3,828)        $  1,675
                                                       ========         ========         ========
  Accumulated Deficit                                  $(77,349)        $  3,828         $(73,521)
                                                       ========         ========         ========

As of March 31, 2002:
  Accumulated Other Comprehensive Income               $  4,028         $ (3,356)        $    672
                                                       ========         ========         ========
  Accumulated Deficit                                  $(79,696)        $  3,356         $(76,340)
                                                       ========         ========         ========

 For the Year ended December 31, 2001:
   Oil and gas sales                                   $ 31,487         $    480         $ 31,967
                                                       ========         ========         ========
   Unrealized derivative loss                          $ (5,548)        $  3,348         $ (2,200)
                                                       ========         ========         ========
   Operating income                                    $ 10,929         $    480         $ 11,409
                                                       ========         ========         ========
   Net loss                                            $ (5,979)        $  3,828         $ (2,151)
                                                       ========         ========         ========
   Net loss attributable to common stockholders        $ (4,071)        $  3,828         $   (243)
                                                       ========         ========         ========

 For the Three Months ended March 31, 2002:
   Oil and gas sales                                   $  7,585         $   (472)        $  7,113
                                                       ========         ========         ========
   Operating income                                    $  2,148         $   (472)        $  1,676
                                                       ========         ========         ========
   Net loss                                            $ (2,347)        $   (472)        $ (2,819)
                                                       ========         ========         ========
   Net loss attributable to common stockholders        $ (2,347)        $   (472)        $ (2,819)
                                                       ========         ========         ========

         The Company's independent accountants have been engaged to re-audit the Company's financial statements as of and for the year ended December 31, 2001.

         The amount deferred in accumulated other comprehensive income at September 30, 2002 will be reclassified to earnings during the remainder of 2002 and 2003 based on the originally scheduled settlement periods of the contracts. Amounts expected to be reclassified to earnings in the fourth quarter of 2002 and in 2003 are $132,000 and $231,000, respectively. Oil and gas sales for the three and nine months ended September 30, 2002 include $157,000 and $1,313,000, respectively, of amounts reclassified out of accumulated other comprehensive income.

4.       COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) for the Company for the nine months ended September 30, 2002 and 2001 are as follows:


                                                                2002             2001
                                                              --------         --------
Net income (loss)                                             $ (7,214)        $  4,185
Components of other comprehensive income:
   Cumulative effect of change in accounting principle              --           (1,972)
   Change in fair value of derivative contracts                 (2,926)             751
   Hedge settlements reclassified to income                       (324)           3,166
                                                              --------         --------
Comprehensive income (loss)                                   $(10,464)        $  6,130
                                                              ========         ========

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

         Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the discounted fair value of a liability for an asset retirement obligation as a liability. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The carrying amount of the liability is accreted to its full liability as operating expense, and the asset previously recorded is then depreciated over its estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement, which will be required to be adopted on January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 on January 1, 2002, had no impact on its financial position or results of operations

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Management does not expect the adoption of SFAS No. 146 to have a material impact on the financial position or results of operations of the Company.

6.       FINANCIAL INSTRUMENTS:

         Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortization of the cost of the contracts, if any, and the monthly settlement gain or losses are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized.

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

         On March 11, 2002, the Company hedged 30,000 net barrels per month with a third party counterparty for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. Subsequent to March 11, 2002 the Company hedged 60,000 net barrels per month for the January 2003 to August 2003 period with the same third party counterparty using a swap with various settlement amounts that average $24.78. The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $500,000. As of September 30, 2002, Fortis Capital Corp. has issued a letter of credit of $1.4 million to cover any deficiencies between the $500,000 credit margin and the mid market estimate from the counterparty. As of September 30, 2002, there were no requirements to post collateral in additional to the $1.4 million letter of credit issued by Fortis Capital Corp. for the above mentioned hedging contracts.

         On April 11, 2002, the Company hedged another 30,000 net barrels per month with another third party counterparty for the May 2002 to December 2002 period using a swap with a settlement amount of $24.90 per barrel. The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000. As of September 30, 2002, there were no requirements to post collateral for the above mentioned hedging contracts. The Company recognized a reduction in revenues of $697,000 and $989,000 during the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, the Company recognized a reduction in revenues of $874,000 and $3,166,000, respectively.

7.       CHANGE OF CONTROL AND RECAPITALIZATION:

         In January 2002, the Company announced that it had hired Lehman Brothers Inc. and Petroleum Place Energy Advisors to advise the Company regarding its review of strategic alternatives, which may include a potential sale or merger of the Company. At this time, no such transactions are contemplated by the Company. The engagement expired June 30, 2002.

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

         In conjunction with the issuance of the two subordinated notes to SOLVation, the shares of the Series D Preferred Stock and Series E Preferred Stock held by Holdings were exchanged for an unsecured subordinated note (the "TCW Subordinated Note") due September 30, 2009 and $2 million in cash from the Company. Holdings had previously purchased the Series E Preferred Stock from Hampton. The TCW Subordinated Note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. Interest is payable in arrears in cash subject to the approval from the Senior Lenders and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D Preferred Stock and Series E Preferred Stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to Holdings and the aggregate liquidation value of the Series D Preferred Stock and Series E Preferred Stock plus accrued dividends of $13,083,000 was recorded as an increase to additional paid-in capital.

         As part of this restructuring, Holdings also sold to Hampton, 1,455,390 shares of their common stock in the Company. Consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company. Holdings also terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors to Hampton. However, Holdings has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Board of Directors and elected by the Company's shareholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with Holdings that Hampton will have the right to appoint at least two members to the board.

8.       FORTIS CAPITAL AGREEMENT AND DEFAULTS ON LOAN AGREEMENTS:


         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp., as agent, and U.S. Bank National Association (the "Senior Lenders"). At September 30, 2002, the Company had borrowed all funds under its current borrowing base of $83.5 million. In addition, Fortis Capital Corp. has issued a letter of credit of $1.4 million to cover any deficiencies between the $500,000 credit margin and the mid market estimate from the counterparty as described in above Note 6. The borrowing base is calculated as the collateral value of proved reserves and was subject to an initial redetermination on or before March 31, 2002, with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002. The Company has not received confirmation from its Senior Lenders of the redetermined borrowing base for October 1, 2002.

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the Senior Lenders was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the senior debt to EBITDA ratios. As amended on June 6, 2002, if the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.75% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of September 30, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 5.86% and 5.84%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

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

         The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $123.6 million as a current liability. As a result of these defaults, and in an attempt to achieve a stronger financial position, the Company is reviewing its capital structure and considering various alternatives that may be available. These could include an amendment to the Fortis Loan Agreement to ease certain financial covenants and to redefine the events of default, and a restructuring of other long term debt. There is no assurance the Company will be able to achieve any such restructuring, and in the event the Senior Lenders were to exercise their remedies, the Company would be forced to seek protection. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern. . The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.       CUSTOM ENERGY CONSTRUCTION INC.:

         The Company has contracted Custom Energy Construction, Inc. ("Custom") for the installation of a gas liquids processing facility located in the Field. As of September 30, 2002, the total cost of the facility was recorded as $1,363,730, which is financed primarily through a non-recourse promissory note with Custom. Principal and interest payments at 7% per annum will be made out of hydrocarbon liquid proceeds generated by the plant over a 5-year period. Completion of the gas plant and operations started in late August 2002. Custom's collateral for the promissory note is a first lien on the plant.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended September 30, 2002 and 2001:

         Oil and Gas Sales. Crude oil sales for the quarter ended September 30, 2002 decreased $611,000 or 8.3% from the previous year. Natural gas sales for the quarter ended September 30, 2002 decreased $736,000 or 45% from the previous year. As shown in the table below, decreased crude volumes of 16% offset by higher average crude prices of 9.2% resulted in a reduction in crude sales of $611,000. Decreased natural gas volumes of 13% and lower average natural gas prices of 37% resulted in a reduction in natural gas sales of $736,000. Crude oil sales as a percentage of total oil and gas sales were 88 % and 82% in the third quarter of 2002 and 2001, respectively. Crude oil has been and is expected to continue to be the predominant product produced from the Field.

         The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. As discussed in note 3 to the consolidated financial statements, crude oil sales were increased by $157,000 in the third quarter 2002 to reflect the reclass of non-cash gains from accumulated other comprehensive income recorded in 2001 relating to certain derivative contracts. Crude oil sales were decreased by $697,000 and $874,000 during the third quarters of 2002 and 2001, respectively, to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."



                                                 Three Months Ended                            Three Months Ended
                                                 September 30, 2002                            September 30, 2001
                                     ------------------------------------------      ----------------------------------------------
                                      Net
                                     Volume                                           Net
                                     (Bbls,                                           Volume
                                     Mcfs or         Average          Sales           Bbls or       Average           Sales
                                      Gals)           Price           in 000's        Mcfs)           Price          (in 000's
                                     -------         ---------        ---------      -------        ---------        ---------
Crude Oil Sales                      271,362         $   24.87        $   6,725      322,097        $   22.78        $   7,336
Natural Gas Sales                    585,441         $    1.54              905      672,603        $    2.44            1,641
NGL Sales                            155,000         $     .43               67           --               --               --
Reclass of non-cash gains from
Accumulated Other
Comprehensive Income                                                        157                                             --
Hedging contract settlement
losses                                                                     (697)                                          (874)
                                                                      ---------                                      ---------
   Total                                                              $   7,157                                      $   8,103
                                                                      =========                                      =========

         Lease Operating Expenses. Lease operating expense for the quarter ended September 30, 2002 increased $632,000 or 30% from the previous year third quarter. Lease operating expense per BOE increased from $4.87 per BOE sold in the third quarter of 2001 to $7.44 per BOE sold in 2002. The increase in lease operating expenses is due to an increase in well count resulting from the drilling of 23 new wells and returning 32 shut in wells to production and higher costs of materials and labor and due to increased demand for products, services and employees in the Monument Butte region and neighboring areas. On a monthly per well basis, the lease operating expenses increased 12% to $1,763 per well for the average three months ended September 30, 2002 from $1,572 per well for the same period of 2001. Certain reclassifications to lease operating expenses were made to the three month period ending September 30, 2001 to reflect the allocation of the Company's overhead expenses to lease operating expenses directly rather than using COPAS overhead fees as the method for allocating overhead to lease operating expense. Lease operating expenses were decreased $151,000 for the quarter ended September 30, 2001 and general and administrative expenses were increased by the same amount.

         Production Taxes. Production taxes as a percentage of sales were 1.5% and 2.2% during the third quarter of 2002 and 2001, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah State severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended September 30, 2002 decreased $266,000 or 11% from the previous year third quarter. The decrease resulted from decreased sales volumes offset by a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was an average of $5.56 per BOE sold during the third quarter of 2002, compared to $5.32 per BOE sold during the third quarter of 2001.

         General and Administrative, Net. General and administrative expense, net for the third quarter ended September 30, 2002, decreased $64,000 or 13% from the previous year third quarter. The decrease in general and administrative expense, net for the third quarter ended September 30, 2002, is primarily due to receiving higher operating reimbursements for direct labor and field vehicles of $141,000. Gross general and administrative expenses were $2.6 million for the third quarter of 2002 compared to $2.3 million in 2001. General and Administrative expense is reported net of operator fees and reimbursements, which were $2.2 million and $1.8 million during the third quarters of 2002 and 2001, respectively.

         Interest Expense. Interest expense for the third quarter ended September 30, 2002 increased $961,000 or 27% from the previous year third quarter. The increase was the result of the issuance on August 2, 2001 of $109 million of subordinated debt at an interest rate of 11% per annum in connection with a recapitalization (see note 7 to the consolidated financial statements). Accrued interest on the subordinated debt for the third quarter of 2002 was $3.3 million compared to $1.9 million for 2001. Interest on the senior bank debt decreased $456,000 or 29% from the previous year third quarter. Total interest expense, including amortization of debt issuance costs, during the third quarter of 2002 and 2001 were recorded at effective interest rates of 8.8% and 10.4%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the third quarter of 2002 and 2001, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Series D Preferred Stock Dividends. The Company's Series D Preferred Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Series E Preferred Stock Dividends. The Company's Series E Preferred Stock was cancelled on August 2, 2001.

         Series D Preferred Stock Discount. Inland's Series D Preferred Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period, that started on April 1, 2002 and ended on April 1, 2004. The Company's Series D Preferred Stock was cancelled in exchange the TCW Subordinated Note and $2 million on August 2, 2001.

         Series E Preferred Stock Discount. Inland's Series E Preferred Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. The Company's Series E Preferred Stock was cancelled on August 2, 2001.

Nine Month Periods Ended September 30, 2002 and 2001:

         Oil and Gas Sales. Crude oil sales for the nine months ended September 30, 2002 decreased $3.1 million or 14% from the previous year. Natural gas sales for the nine months ended September 30, 2002 decreased $3.2 million or 52% from the previous year. As shown in the table below, decreased crude volumes of 7% and lower average crude prices of 8% resulted in a reduction in crude sales of $3.1 million. Decreased natural gas volumes of 11% and lower average natural gas prices of 46% resulted in a reduction in natural gas sales of $3.2 million. Lower natural gas sales volumes were primarily caused by a pipeline curtailment for a 48 day period in April and May 2002. The total estimated loss of natural gas sales volumes to the Company was 164,000 mcfs for the 48 day period or $302,000. Currently, there is no such curtailment of natural gas sales volumes in the Monument Butte Field. Crude oil sales as a percentage of total oil and gas sales were 86% and 78% in the nine months ended September 30, 2002 and 2001, respectively. Crude oil has been and is expected to continue to be the predominant product produced from the Field.

         The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. As discussed in note 3 to the consolidated financial statements, crude oil sales were increased by $ 1,313,000 in the first nine months of 2002 to reflect the reclass of non-cash gains from accumulated other comprehensive income recorded in 2001 relating to certain derivative contracts. Crude oil sales were decreased by $989,000 and $3.2 million during the nine months ended September 30, 2002 and 2001, respectively to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."



                                                 Three Months Ended                            Three Months Ended
                                                 September 30, 2002                            September 30, 2001
                                     ------------------------------------------      -------------------------------------
                                        Net                                            Net
                                      Volume                                          Volume
                                     Bbls, Mcfs       Average          Sales          Bbls or       Average       Sales
                                     or Gals)          Price           in 000's        Mcfs)         Price       (in 000's
                                     ----------      ---------        ---------      ---------      -------      ---------
Crude Oil Sales                        847,590       $ 22.13          $ 18,758         909,509      $ 23.99      $ 21,816
Natural Gas Sales                    1,624,411       $  1.83             2,973       1,821,787      $  3.40         6,194
NGL Sales                              155,000       $   .43                67              --           --            --

Reclass of non-cash
gains from Accumulated
Other Comprehensive Income                                               1,313                                         --
Hedging contract settlement
losses                                                                    (989)                                    (3,166)
                                                                      --------                                   --------
   Total                                                              $ 22,122                                   $ 24,844
                                                                      ========                                   ========


         Lease Operating Expenses. Lease operating expenses for the nine months ended September 30, 2002 increased $1.7 million or 27% from the previous year period. Lease operating expenses per BOE increased from $5.35 per BOE sold for the nine months of year 2001 to $7.36 per BOE for the same period in 2002. The increase in lease operating expenses are due to an increase in well count resulting from the drilling of 23 new wells and returning 32 shut in wells to production and substantially higher labor costs, overhead fees and other field operating expenses such as repairs and maintenance and fuel. On a monthly per well basis, the lease operating expenses increased 14% to $1,872 per well for the average nine months ended September 30, 2002 from $1,649 per well for the same period of 2001. Certain reclassifications to lease operating expenses were made to the nine month period ending September 30, 2001 to reflect the allocation of the Company's overhead expenses to lease operating expenses directly rather than using COPAS overhead fees as the method for allocating the Company's portion of overhead to lease operating expense. Lease operating expenses were decreased $420,000 for the nine months ended September 30, 2001, and general and administrative expenses were increased by the same amount.

         Production Taxes. Production taxes as a percentage of sales were 1.6% and 2.2% during the initial nine months of 2002 and 2001, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah State severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the nine-month period ended September 30, 2002 decreased $337,000 or 5% from the comparable previous year period. The decrease resulted from decreased 2002 sales volumes offset by a slightly higher average depletion rate in 2002. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was an average of $5.36 per BOE sold during the initial nine months of 2002 compared to a depletion rate of $5.32 per BOE sold during the same period in 2001.

         General and Administrative, Net. General and administrative expense for the nine months ended September 30, 2002 decreased $656,000 or 47% from the comparable previous year period. The $656,000 decrease in general and administrative expense, net for the nine months ended September 30, 2002 is primarily due to receiving increased reimbursements for direct labor and field vehicles in the amount of $459,000. Gross general and administrative expense was $7 million during for the nine months ended September 30, 2002 and $6.3 million for the same period in 2001. The higher gross general and administrative expenses are primarily due to increased corporate salary and benefit expenses. General and administrative expense is reported net of operator fees and reimbursements, which were $6.3 million and $4.9 million during the nine months for 2002 and 2001, respectively.

         Interest Expense. Interest expense for the nine months ended September 30, 2002 increased $6 million or 80% from the previous year period. The increase was the result of the issuance on August 2, 2001 of $109 million of subordinated debt at an interest rate of 11% per annum in connection with a recapitalization (see note 7 to the consolidated financial statements) . Accrued interest on the subordinated debt for the nine months ended September 30, 2002 was $9.7 million compared to $1.9 million in 2001. Interest on the senior bank debt decreased $1.7 million or 33% from the previous year period. Total interest expense, including amortization of debt issuance costs, during the nine months ended September 30, 2002 and 2001 were recorded at effective interest rates of 8.9% and 7.2%, respectively.

         Other Income. Other income primarily represents interest earned on cash balances.

         Income Taxes. During the first nine months of 2002, the Company generated net operating losses for which no tax benefit was recognized. During the first nine months of 2001, the Company generated pre tax income and reversed a portion of its previously established deferred tax valuation allowance.

         Series D Preferred Stock Dividends. Series D Preferred Stock accrued dividends at 11.25% compounded quarterly for the nine months ended September 30, 2001. The Company's Series D Preferred Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Series E Preferred Stock Dividends. Inland's Series E Preferred Stock accrued dividends at 11.5% compounded quarterly for the nine months ended September 30, 2001. The Company's Series E Preferred Stock was cancelled on August 2, 2001.

         Series D Preferred Stock Discount. Inland's Series D Preferred Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period, that started on April 1, 2002 and ended on April 1, 2004. The Company's Series D Preferred Stock was cancelled in exchange the TCW Subordinated Note and $2 million on August 2, 2001.

         Series E Preferred Stock Discount. Inland's Series E Preferred Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. The Company's Series E Preferred Stock was cancelled on August 2, 2001.

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT AND DEFAULTS ON LOAN AGREEMENTS

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At June 30, 2002, the Company had borrowed all funds under its current borrowing base of $83.5 million. In addition, Fortis Capital Corp. has issued a letter of credit of $1.4 million to cover any deficiencies between the $500,000 credit margin and the mid market estimate from the counterparty as described in Note 6 to the Financial Statements. The borrowing base is calculated as the collateral value of proved reserves and was subject to an initial redetermination on or before March 31, 2002, with subsequent determinations to be made on each subsequent October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base was redetermined to be $83.5 million at March 26, 2002.

         In conjunction with the SOLVation financing, the Fortis Credit Agreement with the Senior Lenders was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.75% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of June 30, 2002, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 5.86% and 5.84 %, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

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

         The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregate subordinated debt balance of $123.6 million as a current liability. As a result of these defaults, and in an attempt to achieve a stronger financial position, the Company is reviewing its capital structure and considering various alternatives that may be available. These could include an amendment to the Fortis Loan Agreement to ease certain financial covenants and to redefine the events of default, and a restructuring of other long term debt. There is no assurance the Company will be able to achieve any such restructuring, and in the event the Senior Lenders were to exercise their remedies, the Company would be forced to seek protection. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not exercise their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern.

SUBORDINATED UNSECURED DEBT TO SOLVATION INC.

         On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in the aggregate with SOLVation Inc. The first of the two debt transactions with SOLVation was the issuance of a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the Senior Lenders and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

         The Company also issued a second $5 million unsecured junior subordinated note to SOLVation. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the Senior Lenders and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to TCW and other Company working capital needs.

SUBORDINATED UNSECURED DEBT TO TCW

         In conjunction with the issuance of the two subordinated notes to SOLVation, the shares of Series D Preferred Stock and Series E Preferred Stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note (the "TCW Subordinated Note") due September 30, 2009 and $2 million in cash from the Company. The TCW Subordinated Note amount was for $98,968,964, which represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty.

CASH FLOW AND CAPITAL PROJECTS

         During the first nine months of 2002, the Company increased its cash balance $181,000. The Company's cash flows provided by operating activities in the nine months ended September 30, 2002 were $8,163,000, consisting primarily of a $7,215,000 net loss offset by $6,445,000 of non-cash depletion, depreciation and amortization and $9,662,000 of accrued interest that was not paid and added to the principal of subordinated debt. Cash used in investing activities consisted entirely of $9,191,000 of development expenditures and equipment purchases. Cash flows from financing activities consisted of a net $1,209,000 proceeds from issuance of long term debt related to the gas liquids plant. Field development expenditures in the first nine months of 2002 consisted of the completion of 2 wells, which commenced drilling in 2001, the drilling and completion of 15 wells, recompletion of 23 existing wells and the continued extension of the gas gathering and water delivery infrastructures and the investment in a gas liquids plant, which commenced operations in August 2002

         The Company's capital budget for development of the Field in year 2002 is $11 to $12 million net to the Company. The Company plans to drill 15 to 17 wells, convert 25 wells to water injection and recomplete approximately 45 existing wells. Because the Company has the ability, under its subordinated debt agreements to defer interest payments, cash flow from operations continue to fund a substantial portion of the Company's development expenditures. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for the next year and service debt. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items.

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

         Interest Rate Risk. The Company is exposed to interest rate risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of September 30, 2002, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:


Principal Amount           Period Locked In                      Interest Rate
----------------           ----------------                      -------------
$83 million                May 24, 2002 - November 19, 2002           5.86%
$500,000                   June 4, 2002 - November 29, 2002           5.84%

         A 1% increase in interest rates increase annual interest expense on the secured note payable by $835,000.

         The fair value of the secured note payable to the Senior Lenders approximates the carrying value, since the notes bear interest at a variable rate.

         The interest rate on the Company's subordinated and other debt is fixed and therefore the Company is not subject to interest rate risk. The carrying value of the debt approximates the fair value of the debt.

         Commodity Risks. The Company hedges a portion of its crude oil production to reduce its exposure to market price fluctuations. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX. Gains or losses on hedging activities are recognized as an adjustment to crude oil sales in the period in which the hedged production is sold.

As of September 30, 2002, the Company had the following oil swaps in place:


                                                                Average Hedged
                                          Barrels per Month    Price per Barrel
                                          -----------------    ----------------
October 2002 - December 2002(1)                30,000                 $23.90
January 2003 - August 2003                     60,000                 $24.78
October 2002 - December 2002(2)                30,000                 $24.90


(1) The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $500,000. As of September 30, 2002, a letter of credit was issued by Fortis Capital Corp. of $1.4 million to cover any deficiencies between the $500,000 credit margin and the mid market estimate from the counterparty as described in above Note 6. As of September 30, 2002, there were no requirements to post collateral in additional to the $1.4 million letter of credit issued by Fortis Capital Corp. for the above mentioned hedging contracts.

(2) The counterparty has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000. As of September 30, 2002, there were no requirements to post collateral for the above mentioned hedging contracts.

The potential gains or (losses) on these contracts, based on a hypothetical average market price of equivalent product for this period, are as follows:


                                                 Average NYMEX Per Barrel Market Price for the Contract Period
                           ------------------------------------------------------------------------------------------------------
                               $18.00         $20.00         $22.00          $24.00          $26.00        $28.00        $30.00
                           -----------     -----------    -----------     -----------    -----------    -----------    -----------
October - December 2002    $ 1,152,000     $   792,000    $   432,000     $    72,000    $  (288,000)   $  (648,000)   $(1,008,000)
       Year 2003           $ 3,249,000     $ 2,289,000    $ 1,329,000     $   369,000    $  (591,000)   $(1,551,000)   $(2,511,000)

ITEM 4.  Controls and Procedures:

     (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II. OTHER INFORMATION


Item 3.     Defaults upon Senior Securities.

         See note 8 to consolidated financial statements and, Item 2 of Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

 4.1.5 Second amendment to Third Amended and Restated Credit Agreement dated June 6, 2002 to Fortis Credit Agreement (filed as Exhibit 4.1.5 to Inland's Current Report on Form 8-K dated June 6, 2002, and incorporated herein by reference).

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

   10.8 Registration Rights Agreement dated as of September 21, 1999 between Inland, Holdings, Portfolio, JEDI and the Smith Group (filed as Exhibit 10.3 to Inland's Current Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

  10.12 Amendment to Employment Agreement between Inland and William T. War, amending the Employment Agreement filed as Exhibit 10.10 (filed as Exhibit 10.12 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.13                 Employment Agreement between Inland and Michael J.
                        Stevens dated effective as of February 1, 2001(filed as Exhibit 10.13 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).


  10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001(filed as Exhibit
                        10.14 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.16                 Employment Agreement between Inland and Bill I.
                        Pennington dated effective as of February 1, 2001(filed as Exhibit 10.16 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.17                 Stock Option Agreement between Inland and Bill I.
                        Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock (filed as Exhibit 10.17 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.18 Oil Purchase and Delivery Agreement dated November 7, 2000 (filed as Exhibit 10.18 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

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

  10.21 Series E Preferred Stock Purchase Agreement dated as of August 2, 2001 by and between Hampton Investments and
                        10.20 Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

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

   99.1 Letter to Securities and Exchange Commission dated March 26, 2002 concerning Arthur Andersen LLP (filed as
                        Exhibit 99.1 to Inland's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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





                                       INLAND RESOURCES INC.
                                       ---------------------
                                       (Registrant)


Date:  November 12, 2002               By: /s/  Marc MacAluso
      ------------------                   -------------------
                                           Marc MacAluso
                                           Chief Executive Officer and
                                           Chief Operating Officer


Date:  November 12, 2002               By: /s/  Bill I. Pennington
      ------------------                   ------------------------
                                           Bill I. Pennington
                                           President and Chief Financial Officer
                                           (Principal Accounting Officer)

                                  CERTIFICATION

I, Marc MacAluso, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Inland Resources
      Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 12, 2002          /s/ MarcMacAluso,
                                        -----------------
                                        Marc MacAluso, Chief Executive Officer

                                  CERTIFICATION

I, Bill I. Pennington, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Inland Resources
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 12, 2002

                                   /s/ Bill I. Pennington
                                   -------------------------------------------
                                   Bill I. Pennington, Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

 4.1.5                  Second amendment to Third Amended and Restated Credit
                        Agreement dated June 6, 2002 to Fortis Credit Agreement
                        (filed as Exhibit 4.1.5 to Inland's Current Report on
                        Form 8-K dated June 6, 2002, and incorporated herein by reference).

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

   10.8                 Registration Rights Agreement dated as of September 21,
                        1999 between Inland, Holdings, Portfolio, JEDI and the
                        Smith Group (filed as Exhibit 10.3 to Inland's Current
                        Report on Form 8-K dated September 21, 1999, and incorporated herein by reference).

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

  10.11 Stock Option Agreement between Inland and William T. War dated October 1, 1999 representing 25,000 post-split shares of Common Stock (filed as Exhibit 10.15 to
                        Inland's Annual Report on Form 10-K for the year ended
                        December 31, 1999, and incorporated herein by reference).


  10.12                 Amendment to Employment Agreement between Inland and
                        William T. War, amending the Employment Agreement filed as Exhibit 10.10 (filed as Exhibit 10.12 to Inland's
                        Annual Report on Form 10-K for the year ended December
                        31, 2000, and incorporated herein by reference).

  10.13                 Employment Agreement between Inland and Michael J.
                        Stevens dated effective as of February 1, 2001(filed as Exhibit 10.13 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).


  10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001(filed as Exhibit
                        10.14 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing
                        150,000 post-split shares of Common Stock (filed as Exhibit 10.15 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.16                 Employment Agreement between Inland and Bill I.
                        Pennington dated effective as of February 1, 2001(filed as Exhibit 10.16 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.17                 Stock Option Agreement between Inland and Bill I.
                        Pennington dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock
                        (filed as Exhibit 10.17 to Inland's Annual Report on
                        Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

  10.18                 Oil Purchase and Delivery Agreement dated November 7,
                        2000 (filed as Exhibit 10.18 to Inland's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

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

  10.21                 Series E Preferred Stock Purchase Agreement dated as of
                        August 2, 2001 by and between Hampton Investments and
                        10.20 Inland Holdings (without exhibits or schedules)(filed as Exhibit 10.3 to the Company's
                        Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

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

   99.1                 Letter to Securities and Exchange Commission dated March
                        26, 2002 concerning Arthur Andersen LLP (filed as
                        Exhibit 99.1 to Inland's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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