Form 10-Q/A
period 2001-09-30
INLAND RESOURCES INC
filed 2003-02-04
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q / A

                                 AMENDMENT NO.1

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from_______to______

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

(Former name, address and fiscal year, if changed,
since last report)                                        ___________________

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
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (In thousands)

                                                                                September 30,      December 31,
                                                                                     2001              2000
                                                                                -------------      ------------
                                                                                  (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents                                                     $    3,554        $      848
   Accounts receivable and accrued sales                                              5,003             5,284
   Inventory                                                                          1,016               835
   Fair market value of derivative instruments                                        2,076                 -
   Other current assets                                                                 167               381
                                                                                 ----------        ----------
            Total current assets                                                     11,816             7,348
                                                                                 ----------        ----------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                               200,274           183,959
   Accumulated depletion, depreciation and amortization                             (41,336)          (35,004)
                                                                                 ----------        ----------
                                                                                    158,938           148,955
   Other property and equipment, net                                                  2,273             1,997
   Other long-term assets                                                             2,490             1,765
                                                                                 ----------        ----------
            Total assets                                                         $  175,517        $  160,065
                                                                                 ==========        ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              $    3,568        $    2,141
   Accrued expenses                                                                   3,757             3,391
                                                                                 ----------        ----------
            Total current liabilities                                                 7,325             5,532
                                                                                 ----------        ----------

Long-term secured debt                                                               83,000            83,500
Senior subordinated unsecured debt including accrued interest                         5,089                 -
Subordinated unsecured debt including accrued interest                              100,729                 -
Junior subordinated unsecured debt including accrued interest                         5,089                 -
                                                                                 ----------        ----------
           Total long term liabilities                                              193,907            83,500
                                                                                 ----------        ----------

Commitments

Mandatorily redeemable preferred stock:
   Series D stock, 10,757,747 shares issued and outstanding at December
   31, 2000, liquidation preference of $80.7 million                                      -            68,273
   Accrued preferred series D dividends                                                   -            11,994
   Series E stock, 121,973 shares issued and outstanding at December 31,
   2000, liquidation preference of $12.2 million                                          -             9,120
   Accrued preferred series E dividends                                                   -             1,856

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                                 3                 3
   Additional paid-in capital                                                        42,109            51,157
   Comprehensive income                                                               1,945                 -
   Accumulated deficit                                                              (69,772)          (71,370)
                                                                                 ----------        ----------
            Total stockholders' deficit                                             (25,715)          (20,210)
                                                                                 ----------        ----------
            Total liabilities and stockholders' deficit                          $  175,517        $  160,065
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
                                   (Unaudited)

                                                                  Three Months ended                    Nine Months ended
                                                                    September 30,                         September 30,
                                                          ---------------------------------     ---------------------------------
                                                               2001                2000             2001                  2000
                                                          --------------      -------------     ------------          -----------
                                                           (As Restated)                        (As Restated)
                                                           (See Note 3)                         (See Note 3)
Revenues:
   Oil and gas sales                                        $   8,103          $   7,444         $   24,844            $   20,529
Operating expenses:
   Lease operating expenses                                     2,263              1,836              6,493                 5,149
   Production taxes                                               201                135                618                   473
   Exploration                                                     61                 62                121                   121
   Depletion, depreciation and amortization                     2,467              2,010              6,782                 5,749
   General and administrative, net                                339                763              1,385                 1,462
                                                            ---------          ---------         ----------            ----------
    Total operating expenses                                    5,331              4,806             15,399                12,954
                                                            ---------          ---------         ----------            ----------

Operating income                                                2,772              2,638              9,455                 7,575
Interest expense                                               (3,594)            (2,213)            (7,531)               (6,231)
Unrealized derivative gain due to time value                      323                  -                 86                     -
Interest and other income                                         189                 34                232                    39
                                                            ---------          ---------         ----------            ----------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting principle            (310)               459              2,232                 1,383
Cumulative effect of change in accounting principle                 -                  -                 45                     -
                                                            ---------          ---------         ----------            ----------
Net income (loss) from continuing operations                     (310)               459              2,277                 1,383
Discontinued operations                                             -               (250)                 -                  (250)
                                                            ---------          ---------         ----------            ----------
Net income (loss)                                                (310)               209              1,599                 1,133
Accrued preferred Series D dividends                             (906)            (2,433)            (6,342)               (7,299)
Accrued preferred Series E dividends                             (140)              (376)              (980)               (1,129)
Accretion of preferred Series D discount                         (435)            (1,575)            (3,318)               (4,725)
Accretion of preferred Series E discount                          (70)              (225)              (535)                 (675)
Excess carrying value of preferred over redemption
  consideration                                                 1,449                  -              1,449                     -
                                                            ---------          ---------         ----------            ----------
Net income(loss) attributable to common stockholders        $    (412)         $  (4,400)        $   (7,499)           $  (12,695)
                                                            =========          =========         ==========            ==========

Net income (loss) from continuing operations                $    (310)         $     459         $    2,277            $    1,383
Comprehensive income from change in fair value
   of derivative contracts                                          -                  -              1,945                     -
Discontinued operations                                             -               (250)                 -                  (250)
                                                            ---------          ---------         ----------            ----------
Comprehensive income (loss)                                 $    (310)         $     209         $    4,222            $    1,133
                                                            =========          =========         ==========            ==========

Basic and diluted net income (loss) per share from
  continuing operations before cumulative effect of
  change in accounting principle                            $    (.14)         $   (1.43)        $    (2.59)           $    (4.29)
Cumulative effect of change in accounting principle                 -                  -                .02                     -
Discontinued operations                                             -              (0.09)                 -                 (0.09)
                                                            ---------          ---------         ----------            ----------
Basic and diluted net income (loss) per share               $    (.14)         $   (1.52)        $    (2.57)           $    (4.38)
                                                            =========          =========         ==========            ==========

Basic and diluted weighted average common shares
  outstanding                                                   2,898              2,898              2,898                 2,898
                                                            =========          =========         ==========            ==========
Dividends per common share                                     NONE               NONE              NONE                  NONE
                                                            =========          =========         ==========            ==========

       The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                     2001                   2000
                                                                                  ----------             ----------
Cash flows from operating activities:
   Net income                                                                     $   2,277               $  1,133
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depletion, depreciation and amortization                                    6,782                  5,749
          Amortization of debt issue costs                                              496                    360
          Loss on sale of assets                                                          -                     51
          Cumulative effect of accounting change                                        (45)                     -
          Noncash changes related to derivatives                                        (86)                     -
          Interest expense converted to debt                                          1,938                      -
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                        281                 (2,549)
             Inventory                                                                 (181)                   281
             Other assets                                                               292                    101
             Accounts payable and accrued expenses                                    1,793                 (1,137)
                                                                                  ---------               --------
Net cash provided by operating activities                                            13,547                  3,989
                                                                                  ---------               --------

Cash flows from investing activities:
   Development expenditures and equipment purchases                                 (16,952)               (10,436)
                                                                                  ---------               --------
Net cash used by investing activities                                               (16,952)               (10,436)
                                                                                  ---------               --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                          10,000                  4,585
   Retirement of preferred stock                                                     (2,000)                     -
   Payments of long-term debt                                                          (500)                     -
   Debt issuance costs                                                               (1,389)                     -
                                                                                  ---------               --------
Net cash provided by financing activities                                             6,111                  4,585
                                                                                  ---------               --------

Net cash and cash equivalents provided (used) by continuing
   operations                                                                         2,706                 (1,862)
Net cash and cash equivalents provided by discontinued operations                         -                  1,917
Cash and cash equivalents at beginning of period                                        848                  1,018
                                                                                  ---------               --------

Cash and cash equivalents at end of period                                        $   3,554               $  1,073
                                                                                  =========               ========

Supplemental Disclosure of Cash Flow Information:
     Conversion of Preferred Stock to Debt                                        $  98,969               $      -
                                                                                  =========               ========

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

 3   RESTATEMENT OF PRIOR PERIODS:
     As described further in Note 5, on August 2, 2001, the Company's Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 and represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock.

     When recording the transaction discussed above, the Company originally recorded additional accretion on the Series D and Series E Preferred stock of $9,092,000 and $2,542,000, respectively, as decreases to additional paid-in capital. In addition, due to the related party nature of the transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW and the aggregate liquidation value of the Series D and Series E Preferred stock (including the additional accretion) plus accrued dividends resulted in an increase to additional paid-in capital of $13,083,000. Further, when calculating net income (loss) attributable to common stockholders for the year ended December 31, 2001, the Company included the $13,083,000 increase to additional paid-in capital as a component of net income (loss) attributable to common stockholders, but did not include the aggregate $11,634,000 decrease to additional paid-in capital as a component of net income (loss) attributable to common stockholders.

     As a result, the Company has restated net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share for the three and nine months ended September 30, 2001 to reflect the reduction to the excess carrying value of the Series D and Series E Preferred stock from $13,083,000 to $1,449,000.

     In addition, in the first quarter of 2001, the Company recorded compensation expense of $678,000 in connection with a repricing of stock options on February 1, 2001. The Company reversed that expense in the fourth quarter of 2001 when it determined that such expense had been recorded in error. As a result, the Company has restated lease operating expense, general and administrative expense, net income (loss) attributable to common stockholders, basic and diluted net income (loss) per share from continuing operations before cumulative effect of change in accounting principle and basic and diluted net income (loss) per share for the nine months ended September 30, 2001 to reflect the reversal of the compensation expense.

     The table below details the adjustments and restated balances for the respective periods:

                                                      As
                                                  Originally                     As
                                                   Reported     Adjustments   Restated
                                                  ----------    -----------   --------
                                                (in thousands, except per share amounts)
For the three months ended September 30, 2001:
  Excess carrying value of preferred
     over redemption consideration                 $  13,083     $(11,634)     $ 1,449
                                                   =========     ========      =======
  Net income (loss) attributable to
     common stockholders                           $  11,222     $(11,634)     $  (412)
                                                   =========     ========      =======
  Basic and diluted net income (loss)
     per share from continuing
     operations before cumulative
     effect of change in accounting
     principle                                     $    3.87     $  (4.01)     $ (0.14)
                                                   =========     ========      =======
  Basic and diluted net income (loss)
     per share                                     $    3.87     $  (4.01)     $ (0.14)
                                                   =========     ========      =======

For the nine months ended September 30, 2001:
  Lease operating expense
  General and administrative, net                  $   6,913     $   (420)     $ 6,493
                                                   =========     ========      =======

                                                   $   1,643     $   (258)     $ 1,385
                                                   =========     ========      =======
  Excess carrying value of preferred
     over redemption consideration                 $  13,083     $(11,634)     $ 1,449
                                                   =========     ========      =======
  Net income (loss) attributable to
     common stockholders                           $   3,507     $(10,956)     $(7,449)
                                                   =========     ========      =======
  Basic and diluted net income (loss)
     per share from continuing
     operations before cumulative
     effect of change in accounting
     principle                                     $    1.19     $  (3.78)     $ (2.59)
                                                   =========     ========      =======
  Basic and diluted net income (loss)
     per share                                     $    1.21     $  (3.78)     $ (2.57)
                                                   =========     ========      =======

4.   ACCOUNTING PRONOUNCEMENTS:
     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in recording a current liability of $1,927,000 and recording a cumulative effect of a change in accounting principle as accumulated comprehensive loss in the equity section of $1,972,000 and income recorded as a cumulative effect of a change in accounting principle of $45,000. At September 30, 2001, the effect of SFAS No. 133 resulted in the Company adjusting to a current asset of fair value of derivatives to $2,076,000 and accumulated other comprehensive gain was adjusted to $1,945,000 for all derivative instruments obtained by the Company through the third quarter of 2001. The Company recorded a gain of $323,000 to the statement of operations to reflect the current nature of the existing hedging instruments as of September 30, 2001. All of the Company's hedging contracts are with Enron North America Corp.

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

5.   SOLVation INC. FINANCING AND RESTRUCTURING:
     On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with SOLVation Inc. ("SOLVation"), a company affiliated with Smith Management LLC, and entered into other restructuring transactions as described below. The first of the two debt transactions with SOLVation was the issuance of a $5 million unsecured senior subordinated note to SOLVation due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

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

     In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW subordinated note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW and the aggregate lcarrying value of the Series D and E preferred stock plus accrued dividends was recorded as an increase to additional paid-in capital of $1,449,000.

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

                         Three Months Ended September 30, 2001                 Three Months Ended September 30, 2000
                        ----------------------------------------             -----------------------------------------
                          Net Volume      Average        Sales                 Net Volume      Average        Sales
                        (Bbls or Mcfs)     Price      (in 000's)             (Bbls or Mcfs)     Price      (in 000's)
                        --------------     -----      ----------             --------------     -----      ----------
Crude Oil Sales             322,097       $  22.78     $   7,336                 277,039       $ 27.99      $   7,753
Natural Gas Sales           672,603       $   2.44         1,641                 631,261       $  2.51          1,585
Hedging loss                                                (874)                                              (1,894)
                                                       ---------                                            ---------
   Total                                               $   8,103                                            $   7,444
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

                          Nine Months Ended September 30, 2001               Nine Months Ended September 30, 2000
                        ---------------------------------------            ---------------------------------------
                          Net Volume      Average       Sales                Net Volume      Average       Sales
                        (Bbls or Mcfs)     Price     (in 000's)            (Bbls or Mcfs)     Price     (in 000's)
                        --------------     -----     ----------            --------------     -----     ----------
Crude Oil Sales              909,509      $  23.99    $ 21,816                  800,032      $  26.17   $  20,934
Natural Gas Sales          1,821,787      $   3.40       6,194                1,749,450      $   2.18       3,808
Hedging Loss                                            (3,166)                                            (4,213)
                                                      --------                                          ---------
   Total                                              $ 24,844                                          $  20,529
                                                      ========                                          =========

         Lease Operating Expenses. Lease operating expenses for the nine months of year 2001 increased $1.3 million or 26% from the previous year period. The increase in lease operating expenses are due to substantially higher labor costs, overhead fees and other Field operating expenses such as repairs and maintenance and fuel. Lease operating expenses per BOE increased from $4.72 per BOE sold in the nine months of 2000 to $5.35 per BOE sold in 2001. The increase of $.68 on a BOE basis is primarily due to the increase lease operating expenses as described above.

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

         General and Administrative, Net. General and administrative expense for the nine months ended September 30, 2001 decreased $77,000 or 5% from the comparable previous year period. General and administrative expense is reported net of operator fees and reimbursements which were $5.4 million and $4.1 million during the initial nine months of 2001 and 2000, respectively. Gross general and administrative expense was $6.7 million during the nine months of 2001 and $5.6 million for the same period in 2000. The higher gross general and administrative expenses of $1.1 million are primarily due to n increased salary and benefit expenses of $884,000 for the nine months ended September 30, 2001 from the comparable previous year period.

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

         Interest Rate Risk. The Company is exposed to market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of September 30, 2001, the Fortis Credit Agreement had a principal balance of $83 million locked in at an interest rate of 6.27% through February 22, 2002. Assuming the principal is paid according to the terms of the loan, an increase in interest rates could result in an increase in interest expense on the existing principal balance for the remaining term of the loan, as shown by the following chart:

                                ---------------------------------------------------
                                           Increase in Interest Expense
                                ---------------------------------------------------
                                1% increase in interest     2% increase in interest
                                        rates                        rates
-----------------------------------------------------------------------------------
October 1, 2001 through
   December 31, 2001                   $        -                 $          -
-----------------------------------------------------------------------------------
       Year 2002                       $  708,000                 $  1,416,000
-----------------------------------------------------------------------------------
       Year 2003                       $  830,000                 $  1,660,000
-----------------------------------------------------------------------------------
       Year 2004                       $  813,000                 $  1,625,000
-----------------------------------------------------------------------------------
       Year 2005                       $  588,000                 $  1,176,000
-----------------------------------------------------------------------------------
       Year 2006                       $  311,000                 $    623,000
-----------------------------------------------------------------------------------
January 1, 2007 through
     June 30, 2007                     $  156,000                 $    311,000
-----------------------------------------------------------------------------------

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

The Company has entered into various contracts in the form of swaps or collars to hedge crude oil production with Enron North America Corp during calendar years 2001, 2002 and 2003. The potential gains or (losses) on these contracts subsequent to September 30, 2001 based on a hypothetical average market price of equivalent product are as follows:

                            -----------------------------------------------------------------------------------------------
                                             Average NYMEX Per Barrel Market Price for the Contract Period
                            -----------------------------------------------------------------------------------------------
                            $      16.00     $      18.00   $      20.00     $      22.00    $     24.00    $       26.00
---------------------------------------------------------------------------------------------------------------------------
October-December 2001       $  2,253,000     $  1,713,000   $  1,173,000     $    723,000    $   214,000    $     (83,000)
---------------------------------------------------------------------------------------------------------------------------
      Year 2002             $  9,164,000     $  7,004,000   $  4,844,000     $  2,684,000    $   704,000    $  (1,207,000)
---------------------------------------------------------------------------------------------------------------------------
      Year 2003             $  5,041,000     $  3,601,000   $  2,161,000     $    721,000    $  (719,000)   $  (2,159,000)
---------------------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

Items 1, 2, 3, 4 and 5 are omitted from this report as inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number   Description of Exhibits
------   -----------------------
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

---------------------
(b)      Reports on Form 8-K:

         None.

 *    Filed Herewith

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INLAND RESOURCES INC.
                                 (Registrant)
Date: February 3, 2003           By: /s/ Marc MacAluso
                                     -----------------
                                     Marc MacAluso
                                     Chief Executive Officer and Chief
                                     Operating Officer

Date: February 3, 2003           By: /s/ Bill I. Pennington
                                     ----------------------
                                     Bill I. Pennington
                                     Chief Financial Officer, Secretary
                                     and Treasurer (Principal Accounting
                                     Officer)

                                  CERTIFICATION

I, Marc MacAluso, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Inland Resources
     Inc;

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

     Date:  February 3, 2003              /s/ Marc MacAluso,
                                          ------------------
                                          Marc MacAluso, Chief Executive Officer

                                  CERTIFICATION

I, Bill I. Pennington, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Inland Resources
     Inc.;

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

     Date:  February 3, 2003         /s/ Bill I. Pennington
                                     -------------------------------------------
                                     Bill I. Pennington, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number   Description of Exhibits
------   -----------------------
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

---------------------
(b)      Reports on Form 8-K:

         None.

 *    Filed Herewith