Form 10-K/A
period 2001-12-31
INLAND RESOURCES INC
filed 2003-02-04
CIK 717754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                   ----------

                              INLAND RESOURCES INC.
             (Exact Name of Registrant as Specified in its Charter)

                  WASHINGTON                              91-1307042
        -------------------------------             ----------------------
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

                                   ----------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         ---    ---

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



                       DOCUMENTS INCORPORATED BY REFERENCE


         None

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I
Items 1. &  2.    Business and Properties....................................................................... 3
Item 3.           Legal Proceedings.............................................................................13
Item 4.           Submission of Matters to a Vote of Security Holders...........................................13

PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters..........................14
Item 6.           Selected Financial Data.......................................................................14
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........16
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks...................................27
Item 8.           Financial Statements and Supplementary Data...................................................28
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........28

PART III
Item 10.          Directors and Executive Officers of the Registrant............................................29
Item 11.          Executive Compensation........................................................................30
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................33
Item 13.          Certain Relationships and Related Transactions................................................34

PART V
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................36

EXPLANATORY NOTE--THIS AMENDMENT NO. 1 ON FORM 10-K /A TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO COMMODITY DERIVATIVE CONTRACTS WITH ENRON NORTH AMERICA CORP. ("ENAC"), A SUBSIDIARY OF ENRON CORP. ("ENRON"). ON DECEMBER 2, 2001, ENRON AND ENAC FILED FOR CHAPTER 11 BANKRUPTCY, AND THE COMPANY DETERMINED THAT THE ENAC CONTRACTS NO LONGER QUALIFIED FOR CASH FLOW HEDGE ACCOUNTING UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 ("SFAS NO. 133"). CONSEQUENTLY, THE COMPANY RECORDED A LOSS OF $5.5 MILLION FOR THE YEAR ENDED DECEMBER 31, 2001 AND DEFERRED A CORRESPONDING AMOUNT IN ACCUMULATED OTHER COMPREHENSIVE INCOME, BASED ON THE ESTIMATED FAIR VALUE OF THE DERIVATIVE CONTRACTS BASED ON FUTURE COMMODITY PRICES AT NOVEMBER 28, 2001.

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

IN ADDITION, DESCRIBED FURTHER IN NOTE 6, ON AUGUST 2, 2001, THE COMPANY'S SERIES D PREFERRED AND SERIES E PREFERRED STOCK HELD BY INLAND HOLDINGS LLC, A COMPANY CONTROLLED BY TCW ASSET MANAGEMENT COMPANY ("TCW") WERE EXCHANGED FOR AN UNSECURED SUBORDINATED NOTE DUE SEPTEMBER 30, 2009 AND $2 MILLION IN CASH FROM THE COMPANY. THE NOTE AMOUNT WAS FOR $98,968,964 AND REPRESENTED THE FACE VALUE PLUS ACCRUED DIVIDENDS OF THE SERIES D PREFERRED STOCK AS OF AUGUST 2, 2001. AS A RESULT OF THE EXCHANGE, THE COMPANY RETIRED BOTH THE SERIES D AND SERIES E PREFERRED STOCK.

WHEN RECORDING THE TRANSACTION DISCUSSED ABOVE, THE COMPANY ORIGINALLY RECORDED ADDITIONAL ACCRETION ON THE SERIES D AND SERIES E PREFERRED STOCK OF $9,092,000 AND $2,542,000, RESPECTIVELY, AS DECREASES TO ADDITIONAL PAID-IN CAPITAL. IN ADDITION DUE TO THE RELATED PARTY NATURE OF THE TRANSACTION, THE DIFFERENCE BETWEEN THE AGGREGATE SUBORDINATED NOTE BALANCE AND $2 MILLION CASH PAID TO TCW AND THE AGGREGATE LIQUIDATION VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK (INCLUDING THE ADDITIONAL ACCRETION) PLUS ACCRUED DIVIDENDS RESULTED IN AN INCREASE TO ADDITIONAL PAID-IN CAPITAL OF $13,083,00. FURTHER WHEN CALCULATING NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001, THE COMPANY INCLUDED THE $13,083,000 INCREASE TO ADDITIONAL PAID-IN CAPITAL AS THE COMPONENT OF NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS, BUT DID NOT INCLUDE THE AGGREGATE $11,634,000 DECREASE TO ADDITIONAL PAID-IN CAPITAL AS A COMPONENT OF NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.

AS A RESULT, THE COMPANY HAS RESTATED THE ACCOMPANYING STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 2001 TO ELIMINATE THE ADDITIONAL ACCRETION OF $11,634,000 AND TO CORRESPONDINGLY REDUCE THE EXCESS CARRYING VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK FROM $13,083,000 TO $1,449,000. THERE WAS NO NET IMPACT TO STOCKHOLDERS' EQUITY AS A RESULT OF THESE ADJUSTMENTS. HOWEVER, THE COMPANY HAS RESTATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS TO REFLECT THE REDUCTION TO THE EXCESS CARRYING VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK FROM $13,083,000 TO $1,449,000.

THE REPORT OF KPMG LLP THAT ACCOMPANIES THE RESTATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001, CONTAINED IN AMENDMENT NO. ONE TO FORM 10K/A, STATES THAT "THE COMPANY HAS SUFFERED LOSSES FROM OPERATIONS, HAS A NET CAPITAL DEFICIENCY AND HAS DEFAULTED ON ITS SENIOR INDEBTEDNESS SUBSEQUENT TO YEAR-END WHICH RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN".

INFORMATION IN THE ORIGINALLY FILED 10-K WAS PRESENTED AS OF THE MARCH 26, 2002 FILING DATE OR EARLIER. UNLESS OTHERWISE STATED HEREIN, SUCH INFORMATION HAS NOT BEEN UPDATED IN THIS AMENDED FILING.

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

         All references to shares of Inland's common stock, par value $.001 per share ("Common Stock"), and share prices in this Form 10-K/A have been adjusted to give effect to the 1-for-10 reverse stock split effected December 14, 1999.

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


                                                        As of December 31, 2001
                                                ---------------------------------------
                                                  Proved        Proved         Total
                                                 Developed    Undeveloped     Proved
                                                -----------   -----------   -----------
                                                        (dollars in thousands)
  Net Proved Reserves
     Oil (MBls)                                      18,409        36,162        54,571
     Gas (MMcf)                                      20,682        61,825        82,507
     MBOE (6Mcf per Bbl)                             21,856        46,466        68,322

  Estimated Future Net Revenues(1)              $   182,495   $   375,832   $   558,327
  Present Value of Future Net Revenues(2)       $   107,095   $    85,999   $   193,094

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


                                                                  Year Ended December 31,

                                                           2001              2000             1999
                                                           ----              ----             ----
Net Production:
   Oil (MBls)...............................                1,212            1,072             1,165
   Gas (MMcf) (1)...........................                2,423            2,289             2,901
       Total (MBOE).........................                1,616            1,454             1,649
Average Sale Price(2):
   Oil (per Bbl)............................               $22.31           $26.71            $14.38
   Gas (per Mcf)(3).........................               $ 3.05           $ 2.60            $ 1.56
Average Production Cost:
       ($/BOE)(4)...........................               $ 5.78           $ 5.23            $ 4.34

----------
(1)  Net of lease fuel used for operations.

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

                                     2001                       2000                           1999
                            -----------------------   --------------------------      -----------------------
                              Gross         Net         Gross            Net            Gross          Net
                            ----------   ----------   ----------      ----------      ----------   ----------
Development wells:
    Oil(1) ..............           44         34.5           43(2)         34.5(2)            8          7.5
    Dry .................            1           .5            1               1              --           --
                            ----------   ----------   ----------      ----------      ----------   ----------
        Total ...........           45         35.0           44            35.5               8          7.5
                            ==========   ==========   ==========      ==========      ==========   ==========

----------
(1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.

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

         Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 2001:

                                                 Wells(1)
                       -------------------------------------------------------------
                                   Gross                          Net(2)
                       -----------------------------   -----------------------------
                                           Water                           Water
Location                  Oil(1)         Injection        Oil(1)         Injection
--------------------   -------------   -------------   -------------   -------------
Utah(3)                          494             231             377             184

(1) The Company is an operator of 707 gross wells (558 net) and a non-operator with respect to 18 gross (3 net) wells.

(2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 2001.

(3)  All of the Company's wells are located in the Field.

         Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 2001:

                                   Developed Acreage             Undeveloped Acreage(1)
                            -----------------------------   -----------------------------
                                Gross            Net            Gross            Net
            Location            Acres           Acres           Acres           Acres
-------------------------   -------------   -------------   -------------   -------------
Utah(2)                            28,300          22,700         103,300          78,700

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

         Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or losses are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. The Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). As noted in Note 1 of the Consolidated Financial Statements, on December 2, 2001, Enron and ENAC filed for Chapter 11 bankruptcy, and the Company determined that the ENAC contracts no longer qualified for cash flow hedge accounting under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). Consequently, the Company recorded a loss of $5.5 million for the year ended December 31, 2001 and deferred a corresponding amount in accumulated other comprehensive income, based on the estimated fair value of the derivative contracts based on future commodity prices at November 28, 2001.

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


                                                Common Stock Price Range
                                                ------------------------
                                                   High         Low
                                                ----------   ----------
         YEAR ENDED DECEMBER 31, 2001
          First Quarter .....................   $     1.87   $     1.03
          Second Quarter ....................         1.69         1.25
          Third Quarter .....................         1.60         1.30
          Fourth Quarter ....................         2.10         1.32

         YEAR ENDED DECEMBER 31, 2000
          First Quarter .....................   $     7.00   $     2.13
          Second Quarter ....................         7.00         3.00
          Third Quarter .....................         5.75         4.25
          Fourth Quarter ....................         3.88         0.94

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 2001. As further described in Note 1 to the Consolidated Financial Statements, the historical results for the year ended December 31, 2001 have been restated to reflect the Company's change in accounting for certain commodity derivative contracts with Enron North America Corp. Inland utilizes the successful efforts method of accounting for oil and gas activities. Such data should be read together with the historical consolidated financial statements of Inland incorporated in this annual report.

                                                                               Year Ended December 31,
                                                           ------------------------------------------------------------------
                                                              2001          2000          1999          1998          1997
                                                           ----------    ----------    ----------    ----------    ----------
                                                                     (dollars in thousands, except for unit amounts)
                                                         (As Restated)
REVENUE AND EXPENSE DATA:
Revenues:
   Oil and gas sales ...................................   $   31,967    $   28,497    $   16,399    $   21,278    $   17,182

Operating expenses:
   Lease operating expenses ............................        9,344         7,596         7,160         8,362         3,780
   Production taxes ....................................          479           483           192           454           383
   Exploration .........................................          143           135           155           153            61
   Impairment ..........................................           --            --            --         1,327            --
   Depletion, depreciation and amortization ............        9,106         7,816         9,882        12,025         6,480
   General and administrative, net .....................        1,486         2,128         3,136         2,061         2,118
                                                           ----------    ----------    ----------    ----------    ----------
      Total operating expenses .........................       20,558        18,158        20,525        24,382        12,822
                                                           ----------    ----------    ----------    ----------    ----------
Operating income (loss) ................................       11,409        10,339        (4,126)       (3,104)        4,360
Interest expense .......................................      (12,031)       (8,298)      (15,989)      (14,895)       (4,759)
Unrealized derivative loss .............................       (2,200)           --            --            --            --
Interest and other income ..............................          626           103            72           107           380
                                                           ----------    ----------    ----------    ----------    ----------
Net income (loss) from continuing operations ...........       (2,196)        2,144       (20,043)      (17,892)          (19)
Loss from discontinued operations ......................           --          (250)      (16,274)       (5,560)           --
                                                           ----------    ----------    ----------    ----------    ----------
Net income (loss) before extraordinary loss and
   Cumulative effect of change in accounting principle .       (2,196)        1,894       (36,317)      (23,452)          (19)
Extraordinary loss .....................................           --                        (556)                     (1,160)
Cumulative effect of change in accounting principle ....           45            --            --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
Net income (loss) ......................................       (2,151)        1,894       (36,873)      (23,452)       (1,179)
Redemption premium -Preferred Series B Stock ...........           --            --            --            --          (580)
Accrued Preferred Series C Stock dividends .............           --            --          (663)       (1,084)         (450)
Accrued Preferred Series D Stock dividends .............       (6,342)       (9,732)       (2,262)           --            --
Accrued Preferred Series E Stock dividends .............         (980)       (1,506)         (350)           --            --
Accretion of Preferred Series D Stock discount .........       (3,318)       (6,300)       (1,473)           --            --
Accretion of Preferred Series E Stock discount .........         (535)         (900)         (220)           --            --
Excess carrying value of preferred over
  Redemption consideration .............................        1,449            --            --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
Net loss attributable to common stockholders ...........     $(11,877)   $  (16,544)   $  (41,841)   $  (24,536)   $   (2,209)
                                                           ==========    ==========    ==========    ==========    ==========
Net income (loss) ......................................   $   (2,151)   $    1,894    $  (36,873)   $  (23,452)   $   (1,179)

Cumulative effect of a change in accounting principle ..       (1,972)           --            --            --            --
Change in fair value of derivative contracts ...........        1,186            --            --            --            --
Derivative contract settlements ........................        2,461            --            --            --            --
                                                           ----------    ----------    ----------    ----------    ----------
Comprehensive income (loss) ............................   $     (476)   $    1,894    $  (36,873)   $  (23,452)   $   (1,179)
                                                           ==========    ==========    ==========    ==========    ==========
Loss per common share from continuing operations
     Basic .............................................   $    (4.11)   $    (5.62)   $   (17.56)   $   (22.62)   $    (1.42)
     Diluted ...........................................        (4.11)        (5.62)       (17.56)       (22.62)        (1.42)
Loss per common share before extraordinary loss and
  cumulative effect of change in accounting principle
     Basic .............................................   $    (4.11)   $    (5.71)   $   (28.99)   $   (29.25)   $    (1.42)
     Diluted ...........................................        (4.11)        (5.71)       (28.99)       (29.25)        (1.42)
Loss per common share:
     Basic .............................................   $    (4.09)   $    (5.71)   $   (29.37)   $   (29.25)   $    (2.99)
     Diluted ...........................................        (4.09)        (5.71)       (29.37)       (29.25)        (2.99)

                                                                          Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                        2001           2000          1999         1998           1997
                                                      ----------    ----------    ----------    ----------    ----------
                                                                (dollars in thousands, except for unit amounts)
                                                     (As Restated)
BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net .......................   $  162,025    $  148,955    $  142,412    $  159,105    $  133,820
Total assets ......................................      173,376       160,065       153,402       187,781       175,953
Debt ..............................................      197,456        83,500        79,082       156,973       123,111
Preferred stock ...................................           --        91,243        72,805        11,102        10,018
Stockholders' equity (deficit) ....................      (30,412)      (20,210)       (3,666)        7,039        30,672

OTHER FINANCIAL DATA:

Net cash provided by (used in) operating activities   $   16,663    $    7,992    $   (7,513)   $    6,822    $    5,668
Net cash used in investing activities .............      (22,289)      (14,137)       (3,772)      (39,391)      (99,272)
Net cash provided by financing activities .........        6,727         4,085        10,502        47,076       107,128

OPERATING DATA:
Sales volumes (net):
     Oil (MBbls) ..................................        1,212         1,072         1,165         1,501           855
     Gas (MMcf) ...................................        2,423         2,289         2,901         3,006         1,637
     MBOE .........................................        1,616         1,454         1,649         2,002         1,128
     BOEPD ........................................        4,427         3,973         4,518         5,485         3,090
Average prices (excluding hedging activities):
     Oil (per Bbl) ................................   $    22.31    $    26.71    $    14.38    $     9.82    $    16.17
     Gas (per Mcf) ................................         3.05          2.60          1.56          2.00          2.19
     Per BOE ......................................        21.30         23.79         12.90         10.35         15.23

 Production and operating costs (per BOE) (1) .....   $     5.78    $     5.23    $     4.34    $     4.18    $     3.35

(1) Excludes production taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE--THIS AMENDMENT NO. 1 ON FORM 10-K /A TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO COMMODITY DERIVATIVE CONTRACTS WITH ENRON NORTH AMERICA CORP. ("ENAC"), A SUBSIDIARY OF ENRON CORP. ("ENRON"). ON DECEMBER 2, 2001, ENRON AND ENAC FILED FOR CHAPTER 11 BANKRUPTCY, AND THE COMPANY DETERMINED THAT THE ENAC CONTRACTS NO LONGER QUALIFIED FOR CASH FLOW HEDGE ACCOUNTING UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 ("SFAS NO. 133"). CONSEQUENTLY, THE COMPANY RECORDED A LOSS OF $5.5 MILLION FOR THE YEAR ENDED DECEMBER 31, 2001 AND DEFERRED A CORRESPONDING AMOUNT IN ACCUMULATED OTHER COMPREHENSIVE INCOME, BASED ON THE ESTIMATED FAIR VALUE OF THE DERIVATIVE CONTRACTS BASED ON FUTURE COMMODITY PRICES AT NOVEMBER 28, 2001.

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

IN ADDITION, DESCRIBED FURTHER IN NOTE 6, ON AUGUST 2, 2001, THE COMPANY'S SERIES D PREFERRED AND SERIES E PREFERRED STOCK HELD BY INLAND HOLDINGS LLC, A COMPANY CONTROLLED BY TCW ASSET MANAGEMENT COMPANY ("TCW") WERE EXCHANGED FOR AN UNSECURED SUBORDINATED NOTE DUE SEPTEMBER 30, 2009 AND $2 MILLION IN CASH FROM THE COMPANY. THE NOTE AMOUNT WAS FOR $98,968,964 AND REPRESENTED THE FACE VALUE PLUS ACCRUED DIVIDENDS OF THE SERIES D PREFERRED STOCK AS OF AUGUST 2, 2001. AS A RESULT OF THE EXCHANGE, THE COMPANY RETIRED BOTH THE SERIES D AND SERIES E PREFERRED STOCK.

WHEN RECORDING THE TRANSACTION DISCUSSED ABOVE, THE COMPANY ORIGINALLY RECORDED ADDITIONAL ACCRETION ON THE SERIES D AND SERIES E PREFERRED STOCK OF $9,092,000 AND $2,542,000, RESPECTIVELY, AS DECREASES TO ADDITIONAL PAID-IN CAPITAL. IN ADDITION DUE TO THE RELATED PARTY NATURE OF THE TRANSACTION, THE DIFFERENCE BETWEEN THE AGGREGATE SUBORDINATED NOTE BALANCE AND $2 MILLION CASH PAID TO TCW AND THE AGGREGATE LIQUIDATION VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK (INCLUDING THE ADDITIONAL ACCRETION) PLUS ACCRUED DIVIDENDS RESULTED IN AN INCREASE TO ADDITIONAL PAID-IN CAPITAL OF $13,083,00. FURTHER WHEN CALCULATING NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001, THE COMPANY INCLUDED THE $13,083,000 INCREASE TO ADDITIONAL PAID-IN CAPITAL AS THE COMPONENT OF NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS, BUT DID NOT INCLUDE THE AGGREGATE $11,634,000 DECREASE TO ADDITIONAL PAID-IN CAPITAL AS A COMPONENT OF NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.

AS A RESULT, THE COMPANY HAS RESTATED THE ACCOMPANYING STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 2001 TO ELIMINATE THE ADDITIONAL ACCRETION OF $11,634,000 AND TO CORRESPONDINGLY REDUCE THE EXCESS CARRYING VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK FROM $13,083,000 TO $1,449,000. THERE WAS NO NET IMPACT TO STOCKHOLDERS' EQUITY AS A RESULT OF THESE ADJUSTMENTS. HOWEVER, THE COMPANY HAS RESTATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS TO REFLECT THE REDUCTION TO THE EXCESS CARRYING VALUE OF THE SERIES D AND SERIES E PREFERRED STOCK FROM $13,083,000 TO $1,449,000.

THE REPORT OF KPMG LLP THAT ACCOMPANIES THE RESTATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001, CONTAINED IN AMENDMENT NO. ONE TO FORM 10K/A, STATES THAT "THE COMPANY HAS SUFFERED LOSSES FROM OPERATIONS, HAS A NET CAPITAL DEFICIENCY AND HAS DEFAULTED ON ITS SENIOR INDEBTEDNESS SUBSEQUENT TO YEAR-END WHICH RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN".

INFORMATION IN THE ORIGINALLY FILED 10-K WAS PRESENTED AS OF THE MARCH 26, 2002 FILING DATE OR EARLIER. UNLESS OTHERWISE STATED HEREIN, SUCH INFORMATION HAS NOT BEEN UPDATED IN THIS AMENDED FILING.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 2001(Restated), 2000 and 1999.

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

         Revenue recognition. The Company is engaged in the acquisition, development, and enhancement of oil and gas properties of crude oil and natural gas. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We derive our revenue primarily from the sale of produced crude oil and natural gas. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 60 days after the date of production. At the end of each period we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2001 (RESTATED) COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 2001 increased $3.5 million, or 12% from the previous year. As shown in the table below, the $3.5 million variance in 2001 was caused by higher crude oil and natural gas volumes and, in the case of natural gas higher average prices, offset by lower crude oil prices. The Company operates and is in control of over 98% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 79% and 83% during 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

         The Company had entered into price protection agreements to hedge against volatility in crude oil prices. The Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused default on all of the Company's hedging contracts from November 2001 through September 30, 2003. As discussed in Note 1 to the Consolidated Financial Statements, the Company recorded a loss of $2.2million to the statement of operations to reflect ineffectiveness of the derivative contracts An adjustment was also recorded to reclassify to earnings $480,000 for the year ended December 31, 2001, representing the portion of the fair value of the derivative attributable to the originally scheduled settlements in 2001. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. Amounts expected to be reclassified to earnings in 2002 and 2003 are $1,444,000 and $231,000, respectively. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were decreased by $2.5 million and $6.1 million during year 2001 and 2000, respectively, to recognize hedging contract settlement losses. See
Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

         On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy unsecured claim against ENAC in excess of $7.5 million.

                                      Year Ended December 31, 2001                      Year Ended December 31, 2000
                            -----------------------------------------------   ---------------------------------------------
                              Net Volume       Average            Sales        Net Volume       Average          Sales
                            (Bbls or Mcfs)      Price           (in 000's)    (Bbls or Mcfs)     Price         (in 000's)
                            --------------   -------------    -------------   --------------  -------------   -------------
Crude Oil Sales                 1,211,793    $       22.31    $      27,034       1,071,752   $       26.71   $      28,627
Natural Gas Sales               2,422,612    $        3.05            7,394       2,289,059   $        2.60           5,953
Hedging Loss                                                         (2,461)                                         (6,083)
                                                              -------------                                   -------------
   Total Revenue                                              $      31,967                                   $      28,497
                                                              -------------                                   -------------

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

         Production Taxes. Production taxes as a percentage of sales were 1.5% in 2001 and 1.4% in 2000. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

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

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

         Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period, that started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

                                Year Ended December 31, 2000                      Year Ended December 31, 1999
                       -----------------------------------------------   ----------------------------------------------
                          Net Volume      Average            Sales         Net Volume        Average          Sales
                       (Bbls or Mcfs)      Price           (in 000's)    (Bbls or Mcfs)       Price         (in 000's)
                       --------------   -------------    -------------   --------------   -------------   -------------
Crude Oil Sales            1,071,752    $       26.71    $      28,627       1,165,117   $       14.38   $      16,754
Natural Gas Sales          2,289,059    $        2.60            5,953       2,900,501   $        1.56           4,517
Hedging Loss                                                    (6,083)                                         (4,872)
                                                         -------------                                   -------------
   Total Revenue                                         $      28,497                                   $      16,399
                                                         =============                                   =============


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

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued represented those dividends earned during 2000 and the fourth quarter of 1999, respectively. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued represented those dividends earned during 2000 and the fourth quarter of 1999, respectively. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

         Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period which started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. As discussed under Note 6 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

         In conjunction with SOLVation financing, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2001, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 6.27% and 4.65%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants as December 31, 2001. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. The Fortis Credit Agreement was amended on March 25, 2002 to allow the Company until July 1, 2002 to hedge up to 50% of its projected oil and gas production through September 30, 2003.

         As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio, which was 4.48 to 1.00 rather than the required 3.75 to
1.00. Subsequent to March 31, 2002, the senior lenders waived compliance with the debt to EBITDA ratio on June 6, 2002 related to March 31, 2002.The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. In addition to the above events of non-compliance, the Company was not in compliance at September 30, 2001 with the senior debt to EBITDA ratio and subsequently received a waiver for the September 30, 2001 covenant violation. As a result of the prior and subsequent covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified its subordinated debt, aggregating $120.3 million, as a current liability.

         An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity pricing hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company is expected to be able to comply. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the TCW and Smith Exchange except the Company will be able to use the $5 million letters of credit for commodity pricing hedging for a period of 90 days after the date of the amendment.

         Also, on January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002. The Company will authorize 1,100,000 shares of Series F Preferred Stock.

         In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive, in preference to the holders of the common stock, a per share amount equal to $100, as adjusted for any stock dividends, combinations or splits with respect to such share, plus all accrued or declared but unpaid dividends on such share. Each share of Series F Preferred Stock will be automatically converted into 100 shares of the Company's common stock when sufficient shares of Common Stock have been authorized.

         TCW and the Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of its holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

         Upon the formation of Newco and closing of the Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's shareholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation.

         Shareholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Shareholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public shareholders, but will instead receive the appraised value, which may be more or less than $1.00 per share.

         The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by two shareholders.

         However, at the date of this report, the Company is unable to obtain a complete waiver of the Fortis Credit Agreement due to the effectiveness of the amendment being contingent upon the closing of the TCW and Smith exchange. The Company's inability to do so would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no absolute assurance that the January 30, 2003 amendment will go into effect and that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful.

         In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit and therefore there is a substantial doubt about its ability to continue as a going concern.

         The Company's auditors have included in their report dated November 14, 2002, except as to note 16, which is as of February 3, 2003 on the consolidated financial statements, an explanatory paragraph which states that the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness subsequent to year-end, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CASH FLOW AND CAPITAL PROJECTS

     During the year 2001, the Company generated $21.2 million of EBITDA (earnings before interest, taxes, depreciation and amortization) of which it used $22.3 million to continue development of the Field and $6.4 million to service interest on senior bank borrowings. Net proceeds of $8.7 million from the issuance of subordinated debt was generated to provide working capital to its operations and $2 million to retire the Series E preferred stock. Field development in year 2001 consisted of drilling 45 gross wells (35 net wells), converting 33 gross (25 net) wells to water injection and continued extension of the gas gathering and water delivery infrastructures.

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

Contractual                              Less Than       1-3          4-5        After 5
Cash Obligations              Total        1 Year       Years        Years        Years
-------------------------   ----------   ----------   ----------   ----------   ----------
                                       (In thousands)
Long-term debt              $  197,456   $       --   $   13,918   $   64,726   $  118,812
Operating leases                   299          299           --           --           --
                            ----------   ----------   ----------   ----------   ----------


Total Contractual Cash      $  197,755   $      299   $   13,918   $   64,726   $  118,812
                            ==========   ==========   ==========   ==========   ==========

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

         Additionally, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in July 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The asset is then depreciated over the estimated useful life. The present value of the retirement obligation is adjusted each reporting period. The Company has not yet determined the impact of adopting this statement, which becomes effective on January 1, 2003.

         In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This Statement established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for the long-lived assets to be disposed of by sale. The statement was adopted on January1, 2002 and the Company did not have a material impact upon adoption.

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

                                    Increase in Interest Expense
                                            Without Hedge
                                  ---------------------------------
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

         As discussed in Note 1 of the Consolidated Financial Statements on December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The bankruptcy caused ENAC to default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $2.2 million to the statement of operations to reflect ineffectiveness of the derivative contracts. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. Amounts expected to be reclassified to earnings in 2002 and 2003 are $1,444,000 and $231,000, respectively. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy unsecured claim against ENAC in excess of $7.5 million.

         On March 11, 2002, the Company hedged 30,000 net barrels per month with Equiva Trading Company for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. The potential gains or (losses) on this contract based on a hypothetical average market price of equivalent product for this period is as follows:

                                      Average NYMEX Per Barrel Market Price for the Contract Period
                    -------------------------------------------------------------------------------------------------
                    $    18.00    $    20.00     $  22.00    $    24.00     $  26.00     $      28.00    $     30.00
                    ----------    ----------     --------    ----------     --------     ------------    ------------
All Contracts-
2002                $1,593,000    $1,053,000     $513,000       $27,000    $(567,000)     $(1,107,000)   $(1,647,000)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 1, 2002, the Board of Directors of the Company terminated Arthur Andersen LLP as the Company's auditors and employed KPMG LLP as its new auditors for December 31, 2002.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides information as of March 1, 2002, with respect to each of the Company's directors and executive officers:

                                                                                             SERVED AS EXECUTIVE
                                                                                                 OFFICER OR
               NAME                             AGE                  POSITION                   DIRECTOR SINCE
               ----                             ---         ----------------------------     -------------------
                                                     DIRECTORS


       Arthur J. Pasmas (1)                      67         Director (Chairman)                     2001

       Marc MacAluso (1)                         41         Director, Chief Executive               1999
                                                            Officer and Chief Operating
                                                            Officer

       Bill I. Pennington                        50         Director, President and                 1994
                                                            Chief Financial Officer


       Bruce M. Schnelwar (1)                    60         Director                                2001

                                                 59         Director                                2001
       Dewey A. Stringer III(1)

                                             OTHER EXECUTIVE OFFICERS

            William T. War                       59         Vice President                          1998

----------
     (1) Member of the Audit Committee.

         ARTHUR J. PASMAS. Mr. Pasmas has served as Vice President of Smith Management LLC (or affiliated entities), New York, New York, a private company engaged in various businesses and investments, including oil and gas, since 1984. He currently manages oil and gas investments as Vice President for Smith Management LLC from offices in Houston, Texas. He was appointed as a director and Chairman of the Board on August 2, 2001. He was also a director of the Company from 1994 until September 1999, and was Co-Chief ExecutiveOfficer of the Company from November 1998 until September 1999.

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


                                                           ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                               -----------------------------------------------        ---------------------------
                                                                                                      SECURITIES
                                                                                                      UNDERLYING
                                                                                  OTHER ANNUAL        OPTIONS OR      ALL OTHER
Name/Principal Position              YEAR         SALARY          BONUS           COMPENSATION         WARRANTS     COMPENSATION
---------------------------------  --------    ------------    -----------        ------------        -----------   ------------
Arthur  J. Pasmas,                    2001     $        --     $        --        $   199,992(1)              --            --
Chairman(1)                           2000     $        --              --        $   199,992(1)              --            --
                                      1999     $        --              --        $    80,779(1)              --            --

Marc MacAluso, Chief                  2001     $   235,537     $        --        $    27,952(3)         150,000(4)         --
Executive Officer and Chief           2000     $        --              --        $        --                 --            --
Operating Officer(2)                  1999     $        --              --        $        --                 --            --

Bill I. Pennington,                   2001     $   250,000              --        $        --            150,000(4)         --
President and Chief                   2000     $   250,000              --        $    10,200                 --            --
Financial Officer(5)                  1999     $   201,000              --        $     6,544             87,500(6)         --

William T. War,                       2001     $   155,346     $    75,000        $        --                 --            --
Vice President                        2000     $   175,000     $    50,000        $    10,200                 --            --
                                      1999     $   162,000              --        $     5,020             25,000            --

----------

(1) Mr. Pasmas was appointed as a director and Chairman on August 2, 2001. He was also a director of the Company from 1994 until September 1999, and was Co-Chief ExecutiveOfficer of the Company from November 1998 until September 1999. The $199,992 represents total compensation paid to Mr. Pasmas during 2001 for his consulting agreement terminated on August 2, 2001 and his compensation as the Chairman of the Board. The $199,992 and $80,779 for the years 2000 and 1999, repesctively, were for consulting fees paid to Mr. Pasmas as a non officer and director.

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

     Option/Warrant/SAR Grants. The following table sets forth certain information regarding options, warrants and SARs granted during 2001:

                                                                                                                  POTENTIAL
                                      INDIVIDUAL GRANTS                                                      REALIZABLE VALUE AT
-----------------------------------------------------------------------------------------                      ASSUMED ANNUAL
                                                                                                               RATES OF STOCK
                                       NUMBER OF          PERCENT OF TOTAL                                   PRICE APPRECIATION
                                SECURITIES UNDERLYING  OPTIONS/WARRANTS/SARS  EXERCISE OR                      FOR OPTION TERM
                                OPTIONS/WARRANTS/SARS   GRANTED TO EMPLOYEES   BASE PRICE    EXPIRATION   -------------------------
            NAME                      GRANTED (#)           IN FISCAL YEAR       ($/SH)         DATE         5%($)          10%($)
----------------------------    ---------------------  ---------------------  -----------    ----------   ----------     ----------
        Marc MacAluso                  90,000                  100%            $     1.63      2/1/09     $   70,000     $  168,000
                                       60,000                  100%            $     2.84      2/1/09     $   81,000     $  195,000


        Bill I. Pennington             90,000                  100%            $     1.63      8/2/06     $   41,000     $   90,000
                                       60,000                  100%            $     2.84      8/2/06     $   47,000     $  104,000


        William T. War                     --                   --                     --          --             --             --

     Option/Warrant/SAR Exercises and Year-End Value Table. The following table sets forth certain information regarding option exercises and the value of the outstanding options to purchase Common Stock held by the Named Officers at December 31, 2001:

                                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                        NUMBER OF SHARES               OPTIONS AT FISCAL YEAR END         AT FISCAL YEAR END (1)
                          ACQUIRED OR       REALIZED   ---------------------------    ----------------------------
NAME                       EXERCISE          VALUE     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------      ---------------     --------   -----------   -------------    -----------    -------------
Marc MacAluso                  --             --         50,000        100,000             --             --
Bill I .Pennington             --             --        150,000             --             --             --
William T. War                 --             --         25,000             --             --             --

(1) Value is based on the closing bid price of $1.35 per share on December 31, 2001.

         Long-Term Incentive Plans. The following table sets forth certain information regarding long-term incentive awards granted during 2001 to the Named Officers:

                                                                                   ESTIMATED FUTURE PAYMENTS UNDER
                                                       PERFORMANCE OR                NON-STOCK PRICE-BASED PLANS
                                NUMBER OF SHARES,       OTHER PERIOD        ----------------------------------------------
                             UNITS OR OTHER RIGHTS    UNTIL MATURATION       THRESHOLD          TARGET         MAXIMUM
NAME                                   #                OR PAYOUT             ($ OR #)         ($ OR #)         ($ OR #)
-------------------------    ---------------------    -----------------     ------------     ------------     ------------
Marc MacAluso                        --                 12/31/03(1)         $     50,000     $     50,000     $     50,000

Bill I. Pennington                   --                 12/31/03(1)         $     50,000     $     50,000     $     50,000

William T. War                       --                       --                      --               --               --

----------

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

                                                  Number
      Name and Address                              Of
     of Beneficial Owner                           Shares          Percent
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

----------

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

21.1                          .Subsidiaries of Inland

23.2                          Consent of Ryder Scott Company, L.P

*23.3                         Consent of KPMG LLP

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

*        Filed herewith

(b)      Reports on Form 8-K

         [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Inland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND RESOURCES INC.
February 3, 2003
                                            By:   /s/ MARC MACALUSO
                                               --------------------------------
                                               Marc MacAluso
                                               Chief Executive Officer

                                  CERTIFICATION

I, Marc MacAluso, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Inland Resources
         Inc;

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

         Date: February 3, 2003          /s/ Marc MacAluso,
                                         --------------------------------------
                                         Marc MacAluso, Chief Executive Officer

                                  CERTIFICATION

I, Bill I. Pennington, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Inland Resources
         Inc.;

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

         Date: February 3, 2003

                                    /s/ Bill I. Pennington
                                    -------------------------------------------
                                    Bill I. Pennington, Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants                                                                        F-2
Consolidated Balance Sheets, December 31, 2001(Restated) and 2000                                               F-5
Consolidated Statements of Operations for the years ended
         December 31, 2001 (Restated), 2000 and 1999                                                            F-7
Consolidated Statements of Stockholders' Deficit for the
         years ended December 31, 2001, 2000, 1999 and 1998                                                     F-9
Consolidated Statements of Cash flows for the years ended
         December 31, 2001(Restated), 2000 and 1999                                                             F-10
Notes to Consolidated Financial Statements                                                                      F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Inland Resources Inc.:

We have audited the accompanying consolidated balance sheet of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2000 and 1999 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America .

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness subsequent to year-end, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.




                                                                        KPMG LLP


Denver, Colorado,
November 14, 2002, except as to note 16, which is as of February 3, 2003

     THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN
                           THAT HAS NOT BEEN REISSUED


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



                                                         /s/ ARTHUR ANDERSEN LLP



Denver, Colorado,
                                 March 26, 2002.

     THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN
                           THAT HAS NOT BEEN REISSUED



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



                                                         /s/ ARTHUR ANDERSEN LLP




Denver, Colorado,
March 29, 2001.

                              INLAND RESOURCES INC.


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                      December 31,
                                                             -----------------------------
                                                                 2001              2000
                                                             -------------      ----------
                                                             (As Restated)
                                                              (See Note 1)
                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $       1,949      $      848
    Accounts receivable and accrued sales                            3,320           5,284
    Inventory                                                        1,192             835
    Other current assets                                               443             381
                                                             -------------      ----------
               Total current assets                                  6,904           7,348
                                                             -------------      ----------
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)             205,535         183,959
    Accumulated depletion, depreciation and amortization           (43,510)        (35,004)
                                                             -------------      ----------
               Total oil and gas properties, net                   162,025         148,955

    Other property and equipment, net                                2,230           1,997
                                                             -------------      ----------
               Total property and equipment, net                   164,255         150,952

OTHER LONG-TERM ASSETS                                               2,217           1,765
                                                             -------------      ----------
               Total assets                                  $     173,376      $  160,065
                                                             =============      ==========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                            December 31,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   -------------      ----------
                     LIABILITIES AND STOCKHOLDERS' DEFICIT                         (As Restated)
                                                                                   (See Note 1)

CURRENT LIABILITIES:
    Accounts payable                                                               $       4,011      $    2,141
    Accrued expenses                                                                       2,321           3,391
    Senior secured debt                                                                   83,500              --
    Senior subordinated unsecured debt including accrued interest                          5,228              --
    Subordinated unsecured debt including accrued interest                               103,500              --
    Junior subordinated unsecured debt including accrued interest                          5,228              --
                                                                                   -------------      ----------
               Total current liabilities                                                 203,788           5,532

Long- term senior secured debt                                                                --          83,500
                                                                                   -------------      ----------
               Total long term liabilities                                                    --          83,500

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE  PREFERRED STOCK:
    Series D Stock, 0 and 10,757,747 shares issued and outstanding,
        respectively, liquidation preference of  $80.7 million                                --          68,273
    Accrued Preferred Series D dividends                                                      --          11,994

    Series E Stock, 0 and 121,973 shares issued and outstanding, respectively,
        liquidation preference of $12.2 million                                               --           9,120
    Accrued Preferred Series E dividends                                                      --           1,856

STOCKHOLDERS' DEFICIT:
    Common stock, par value $.001; 25,000,000 shares authorized,
        2,897,732 issued and outstanding                                                       3               3
    Additional paid-in capital                                                            41,431          51,157
    Accumulated other comprehensive income                                                 1,675              --
    Accumulated deficit                                                                  (73,521)        (71,370)
                                                                                   -------------      ----------
               Total stockholders' deficit                                               (30,412)        (20,210)
                                                                                   -------------      ----------
               Total liabilities and stockholders' deficit                         $     173,376      $  160,065
                                                                                   =============      ==========


                   The accompanying notes are an integral part
                       of the consolidated balance sheets.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                           For the Years Ended December 31,
                                                     ------------------------------------------
                                                        2001            2000            1999
                                                     ----------      ----------      ----------
                                                    (As Restated)
                                                    (See Note 1)
REVENUES:
    Oil and gas sales                                $   31,967      $   28,497      $   16,399

OPERATING EXPENSES:
    Lease operating expenses                              9,344           7,596           7,160
    Production taxes                                        479             483             192
    Exploration                                             143             135             155
    Depletion, depreciation and amortization              9,106           7,816           9,882
    General and administrative, net                       1,486           2,128           3,136
                                                     ----------      ----------      ----------
               Total operating expenses                  20,558          18,158          20,525
                                                     ----------      ----------      ----------
OPERATING INCOME (LOSS):                                 11,409          10,339          (4,126)
    Interest expense                                    (12,031)         (8,298)        (15,989)
    Unrealized derivative loss due to time value         (2,200)             --              --
    Interest and other income                               626             103              72
                                                     ----------      ----------      ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS             (2,196)          2,144         (20,043)

LOSS FROM DISCONTINUED OPERATIONS                            --              --          (1,774)

LOSS ON SALE OF DISCONTINUED OPERATIONS                      --            (250)        (14,500)
                                                     ----------      ----------      ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
    AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                 (2,196)          1,894         (36,317)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT                                                  --              --            (556)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                45              --              --
                                                     ----------      ----------      ----------
NET INCOME (LOSS):                                       (2,151)          1,894         (36,873)
    Accrued Preferred Series C dividends                     --              --            (663)
    Accrued Preferred Series D dividends                 (6,342)         (9,732)         (2,262)
    Accrued Preferred Series E dividends                   (980)         (1,506)           (350)
    Accretion of Preferred Series D discount             (3,318)         (6,300)         (1,473)
    Accretion of Preferred Series E discount               (535)           (900)           (220)
    Excess carrying value of preferred over
        redemption consideration                          1,449              --              --
                                                     ----------      ----------      ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $  (11,877)     $  (16,544)     $  (41,841)
                                                     ==========      ==========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                 For the Years Ended December 31,
                                                            ------------------------------------------
                                                               2001            2000            1999
                                                            ----------      ----------      ----------
                                                           (As Restated)
                                                           (See Note 1)
NET INCOME (LOSS)                                           $   (2,151)     $    1,894      $  (36,873)

BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                                   $    (4.11)     $    (5.62)     $   (17.56)
    Discontinued operations                                         --              --           (1.25)
    Sale of discontinued operations                                 --           (0.09)         (10.18)
    Extraordinary loss                                              --              --           (0.38)
    Cumulative effect of change in accounting principle           0.02              --              --
                                                            ----------      ----------      ----------
BASIC AND DILUTED NET LOSS PER SHARE                        $    (4.09)     $    (5.71)     $   (29.37)
                                                            ==========      ==========      ==========

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                    2,898           2,898           1,424
                                                            ==========      ==========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (In thousands, except share amounts)



                                                                                                         Accumulated
                                                                       Common Stock       Additional       Other
                                                                  ---------------------     Paid-In     Comprehensive  Accumulated
                                                                    Shares       Amount     Capital        Income        Deficit
                                                                  ----------     ------   -----------   -------------  -----------
BALANCES, December 31, 1998                                          852,977     $    1   $    42,766   $          --  $   (35,728)

    Accrued Preferred Series C dividends                                  --         --            --              --         (663)
    Common stock including Preferred Series Z
        stock issued in exchange of TCW debt                       1,164,295          1        21,698              --           --
    Common stock issued in exchange of JEDI
        Preferred Series C stock                                     292,098         --         3,600              --           --
    Other                                                                 71         --            --              --           --
    Net gain under related party transaction                              --         --         5,836              --           --
    Accretion of Preferred Series D discount                              --         --        (1,473)             --           --
    Accretion of Preferred Series E discount                              --         --          (220)             --           --
    Accrued Preferred Series D dividends                                  --         --        (2,262)             --           --
    Accrued Preferred Series E dividends                                  --         --          (350)             --           --
    Conversion of Preferred Series Z stock to common stock           588,291          1            --              --           --
    Net loss                                                              --         --            --              --      (36,873)
                                                                  ----------     ------   -----------   -------------  -----------
BALANCES, December 31, 1999                                        2,897,732          3        69,595              --      (73,264)

    Accretion of Preferred Series D discount                              --         --        (6,300)             --           --
    Accretion of Preferred Series E discount                              --         --          (900)             --           --
    Accrued Preferred Series D dividends                                  --         --        (9,732)             --           --
    Accrued Preferred Series E dividends                                  --         --        (1,506)             --           --
    Net income                                                            --         --            --              --        1,894
                                                                  ----------     ------   -----------   -------------  -----------
BALANCES, December 31, 2000                                        2,897,732          3        51,157              --      (71,370)

    Accretion of Preferred Series D discount                              --         --        (3,318)             --           --
    Accretion of Preferred Series E discount                              --         --          (535)             --           --
    Accrued Preferred Series D dividends                                  --         --        (6,342)             --           --
    Accrued Preferred Series E dividends                                  --         --          (980)             --           --
     Excess carrying value of preferred over
       redemption consideration                                           --         --         1,449              --           --
    Comprehensive income from value of derivative contracts *             --         --            --           1,675           --
    Net loss *                                                            --         --            --              --       (2,151)
                                                                  ----------     ------   -----------   -------------  -----------
BALANCES, December 31, 2001 *                                      2,897,732     $    3   $    41,431   $       1,675  $   (73,521)
                                                                  ==========     ======   ===========   =============  ===========


* - As Restated, See Note 1

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 11)
                                 (In thousands)


                                                                            For the Years Ended December 31,
                                                                       ------------------------------------------
                                                                          2001            2000            1999
                                                                       ----------      ----------      ----------
                                                                     (As Restated)
                                                                      (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $   (2,151)     $    1,894      $  (36,873)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities
           Loss from discontinued operations                                   --             250          16,274
           Depletion, depreciation and amortization                         9,106           7,816           9,882
           Amortization of debt issuance costs and debt discount              615             480             762
           Loss on disposition of assets                                       --              51              --
           Loss on early extinguishment of debt                                --              --             556
           Noncash interest consideration                                      --              --           8,592
           Cumulative effect of change in accounting principle                (45)             --              --
           Non cash charges related to derivatives                          1,720              --              --
           Interest expense converted into debt                             4,987              --              --
           Effect of changes in assets and liabilities-
               Accounts receivable and accrued sales                        1,964          (3,118)           (800)
               Inventory                                                     (357)            452             128
               Other assets                                                    24            (184)             16
               Accounts payable and accrued expenses                          800             351          (6,050)
                                                                       ----------      ----------      ----------
                  Net cash provided (used) by operating activities         16,663           7,992          (7,513)
                                                                       ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                      (22,289)        (14,137)         (3,772)
                                                                       ----------      ----------      ----------
                  Net cash used in investing activities                   (22,289)        (14,137)         (3,772)
                                                                       ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                               10,000           4,585          11,581
    Retirement of preferred stock                                          (2,000)             --              --
    Payments of long-term debt                                                 --              --             (86)
    Debt issuance costs                                                    (1,273)           (500)           (493)
    Restructuring costs related to Series D and Series E                       --              --            (500)
                                                                       ----------      ----------      ----------
                  Net cash provided by financing activities                 6,727           4,085          10,502
                                                                       ----------      ----------      ----------
NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY CONTINUING OPERATIONS                                                1,101          (2,060)           (783)

NET CASH AND CASH EQUIVALENTS PROVIDED
    BY DISCONTINUED OPERATIONS                                                 --           1,890             526

CASH AND CASH EQUIVALENTS, at beginning of period                             848           1,018           1,275
                                                                       ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, at end of period                            $    1,949      $      848      $    1,018
                                                                       ==========      ==========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                   ----------


1.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The Company subsequently determined it should have ceased accounting for the ENAC derivative contracts as hedges at an earlier date, corresponding to the deterioration in the credit of ENAC and Enron in mid-October 2001. At this date, changes in the fair value of the derivative contracts no longer were considered effective in offsetting changes in the cash flows of the hedged production. Accordingly, the Company adjusted the loss and the corresponding amount deferred in other comprehensive income previously recorded to reflect the estimated fair value of the derivative contracts at that date of $2.2 million. An adjustment was also recorded to reclassify to earnings $480,000 for the year ended December 31, 2001, representing the portion of the fair value of the derivative contracts attributable to the originally scheduled settlements in 2001.

As a result, the Company has restated the accumulated other comprehensive income and accumulated deficit balances included in the accompanying December 31, 2001 balance sheet to reflect the adjustments discussed above.

In addition, described further in Note 6, on August 2, 2001, the Company's Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 and represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock.

When recording the transaction discussed above, the Company originally recorded additional accretion on the Series D and Series E Preferred stock of $9,092,000 and $2,542,00, respectively, as decreases to additional paid-in capital. In addition due to the related party nature of the transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW and the aggregate liquidation value of the Series D and Series E Preferred stock (including the additional accretion) plus accrued dividends resulted in an increase to additional paid-in capital of $13,083,00. Further when calculating net income (loss) attributable to common stockholders for the year ended December 31, 2001, the Company included the $13,083,000 increase to additional paid-in capital as the component of net income (loss) attributable to common stockholders, but did not include the aggregate $11,634,000 decrease to additional paid-in capital as a component of net income (loss) attributable to common stockholders.

As a result, the Company has restated the accompanying statement of stockholders' equity for the year ended December 31, 2001 to eliminate the additional accretion of $11,634,000 and to correspondingly reduce the excess carrying value of the Series D and Series E Preferred stock from $13,083,000 to $1,449,000. There was no net impact to stockholders' equity as a result of these adjustments. However, the Company has restated net income (loss) attributable to common stockholders to reflect the reduction to the excess carrying value of the Series D and Series E Preferred stock from $13,083,000 to $1,449,000.

The table below details the adjustments and restated balances for the respective periods(in thousands, except per share amounts):

                                                       As
                                                   Originally                           As
                                                    Reported        Adjustments      Restated
                                                   -----------      -----------     ----------
As of December 31, 2001:
  Accumulated Other Comprehensive Income           $     5,503      $   (3,828)     $    1,675
                                                   ===========      ==========      ==========
  Accumulated Deficit                              $   (77,349)     $    3,828      $  (73,521)
                                                   ===========      ==========      ==========

For the Year ended December 31, 2001:
  Oil and gas sales                                $    31,487      $      480      $   31,967
                                                   ===========      ==========      ==========
  Unrealized derivative loss                       $    (5,548)     $    3,348      $   (2,200)
                                                   ===========      ==========      ==========
  Operating income                                 $    10,929      $      480      $   11,409
                                                   ===========      ==========      ==========
  Net loss                                         $    (5,979)     $    3,828      $   (2,151)
                                                   ===========      ==========      ==========
  Net loss attributable to common stockholders     $    (4,071)     $   (7,806)     $  (11,877)
                                                   ===========      ==========      ==========

Basic and Diluted Loss Per Share:
  Loss from continuing operations attributable
      to common stockholders                       $     (1.42)     $    (2.69)     $    (4.11)
                                                   ===========      ==========      ==========
  Loss attributable to common stockholders         $     (1.40)     $    (2.69)     $    (4.09)
                                                   ===========      ==========      ==========

Amounts expected to be reclassified to earnings in 2002 and in 2003 are $1,444,000 and $231,000, respectively.

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The statement established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for the long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and the adoption did not have any material impact upon the Company's financial statements.

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

3. COMPREHENSIVE INCOME (LOSS)(As Restated)(See Note 1):

Comprehensive loss of the Company for the year ended December 31, 2001 is as follows(in thousands):

         Net loss                                                                                  $ (2,151)
         Components of other comprehensive income-
             Cumulative effect of change in accounting principle               $(1,972)
             Change in fair value of derivative contracts                        1,186
             Derivative contract settlements                                     2,461
                                                                               -------
             Other comprehensive income                                                               1,675
                                                                                                   --------
         Comprehensive loss                                                                        $   (476)
                                                                                                   ========


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

As discussed in Note 1,on December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused a default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a non-cash loss of $2,200,000 to the statement of operations to reflect ineffectiveness of the derivative contracts calculated as of October 2001 following the filing of Chapter 11 bankruptcy of ENAC. The amount that had been deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled settlement periods of the contracts. An adjustment was also recorded to reclassify to earnings $480,000 for the year ended December 31, 2001, representing the portion of the fair value of the derivative attributable to the originally scheduled settlements in 2001. Non-cash amounts expected to be reclassified to earnings in 2002 and 2003 are $1,444,000 and $231,000, respectively. On January 30, 2002, the Company terminated all of its hedging contracts with ENAC and determined a potential bankruptcy claim against ENAC in excess of $7.5 million.

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

5     LOSS PER SHARE(As Restated)(See Note 1):
The calculation of loss per share for the years ended December 31, 2001(Restated), 2000 and 1999 is as follows (in thousands, except per share data):

                                                 2001 (Restated)                  2000                         1999
                                          ----------------------------  --------------------------  ----------------------------
                                           Income            Per Share   Income          Per Share   Income            Per Share
                                           (Loss)    Shares    Amount    (Loss)  Shares    Amount    (Loss)    Shares    Amount
                                          --------   ------  ---------  -------- ------  ---------  --------   ------  ---------
    Income (loss) from continuing
        operations                        $ (2,196)                     $  2,144                    $(20,043)
    Accrued Preferred Series C dividends        --                            --                        (663)
    Accrued Preferred Series D dividends    (6,342)                       (9,732)                     (2,262)
    Accrued Preferred Series E dividends      (980)                       (1,506)                       (350)
    Accretion of Series D discount          (3,318)                       (6,300)                     (1,473)
    Accretion of Series E discount            (535)                         (900)                       (220)
    Excess carrying value of Series E
        Preferred over redemption
        consideration                        1,449                            --                          --
                                          --------                      --------                    --------
BASIC AND DILUTED LOSS
    PER SHARE:
        Loss from continuing operations
           attributable to common
           stockholders                   $(11,922)   2,898  $   (4.11) $(16,294) 2,898  $   (5.62) $(25,011)   1,424  $  (17.56)
                                          ========           =========  ========         =========  ========           =========

6 RESTRUCTURING TRANSACTIONS:

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

In conjunction with the issuance of the two subordinated notes to SOLVation, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW, and the aggregate carrying value of the Series D and Series E Preferred Stock plus accrued dividends, was recorded as a net increase of $1,449,000 to additional paid-in capital.

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

7 DISCONTINUED OPERATIONS:

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

8 OTHER PROPERTY AND EQUIPMENT:

                                                                     December 31,
                                                               -------------------------
                                                                 2001             2000
                                                               --------          -------
                                                                     (in thousands)
                                           Estimated
                                         Useful Lives
                                         ------------
   Vehicles                                   3 Years          $  1,554          $ 1,599
   Buildings                              20-30 Years             1,013              967
   Furniture and fixtures                     3 Years             1,326            1,258
   Leasehold improvements                     5 Years                86               86
   Land                                                              36               36
                                                               --------          -------
                                                                  4,015            3,946
   Less:  accumulated depreciation                               (1,785)          (1,949)
                                                               --------          -------
   Total                                                       $  2,230          $ 1,997
                                                               ========          =======


9 LONG-TERM DEBT (See Note 6):

Fortis Credit Agreement

Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement") whose current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders").

In conjunction with the August 2, 2001 SOLVation financing, the Senior Lenders amended the Fortis Credit Agreement to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the London Interbank Offering Rate ("LIBOR") rate. The LIBOR rates will be determined by the senior debt to EBITDA ratios starting August 2, 2001. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2001, $83 million and $500,000 were borrowed under the LIBOR option at interest rates of 6.27% and 4.65%, respectively. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The borrowing base is calculated as the collateral value of proved reserves. The borrowing base is subject to ongoing redeterminations on or before March 31, 2002 and with subsequent determinations to be made on each subsequent October 1 and April 1. The April 1, 2002 determination was received on March 26, 2002 and was $83.5 million. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The Company was in compliance of its bank covenants as December 31, 2001. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. At December 31, 2001, the Company had been advanced all funds under its current borrowing base of $83.5 million. The Fortis Credit Agreement was amended on March 25, 2002 to allow the Company until July 1, 2002 to hedge up to 50% of its projected oil and gas production through September 30, 2003.

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

A summary of the Company's debt (including accrued unpaid interest) follows (in thousands):

                                                                            December 31,
                                                                      -------------------------
                                                                         2001           2000
                                                                      ----------     ----------
Fortis Credit Agreement                                               $   83,500     $   83,500
Senior Subordinated Unsecured Debt including accrued interest              5,228             --
Subordinated Unsecured Debt including accrued interest                   103,500             --
Junior Subordinated Unsecured Debt including accrued interest              5,228             --
                                                                      ----------     ----------
    Total long-term debt                                              $  197,456     $   83,500
                                                                      ==========     ==========

All debt at December 31, 2001 has been classified as a current liability.

10 INCOME TAXES:

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

                                                 December 31,      December 31,
                                                     2001              2000
                                                 ------------      ------------
Deferred tax assets:
    Net operating loss carryforwards             $     32,158      $     29,051
    Derivative loss                                       625                --

Valuation allowance                                   (20,181)          (19,397)
                                                 ------------      ------------
          Deferred tax assets                          12,602             9,654
                                                 ------------      ------------
Deferred tax liabilities:
    Depletion, depreciation and amortization
       of property and equipment                      (12,602)           (9,654)
                                                 ------------      ------------
          Deferred tax liabilities                    (12,602)           (9,654)
                                                 ------------      ------------
          Net deferred tax assets                $         --      $         --
                                                 ============      ============

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

Income tax expense for 2001, 2000 and 1999 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):


                                                 For the Year December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
Expected statutory tax expenses at 34%     $   (731)     $    644      $(12,537)
Change in valuation allowance, net              784          (492)       12,514
Other                                           (53)         (152)           23
                                           --------      --------      --------
        Net tax expense                    $     --      $     --      $     --
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

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during 2001, 2000 and 1999 was approximately $6,428,000, $7,857,000 and $6,112,000, respectively.

As a result of the restructuring discussed in Note 6, the Company converted Preferred Stock to debt in the amount of $98,968,964, during 2001.

In 2000, the Company sold surface land to a former officer of the Company for the assumption of a note payable of $167,000, by the former officer, that had previously been recorded on the Company's financial statements.

As part of the Smith Farmout restructuring described in Note 6, the following accounts were impacted in 1999(in thousands):

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

12. COMMITMENTS AND CONTINGENCIES:

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

Consulting and Employment Agreements

The Company entered into a consulting agreement on September 21, 1999 with a former director of the Company that was also an officer of Smith Management pursuant to which this individual will receive $200,000 annually, paid in equal monthly installments for consulting services to be provided to the Company until September 21, 2002. The consulting agreement was terminated as part of the SOLVation transaction as described in Note 6.

The Company has employment agreement with certain employees of the Company which provide for payment to the employees upon termination following a change in control.

13. STOCK OPTIONS:

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

A summary of option grants, exercises and average prices under both the 1988 Plan and the 1997 Plan is presented below:


                                                                                           Weighted
                                                     Weighted          Option              Average
                                                     Average          Exercise            Fair Value
                                   Number of         Exercise          Price              of Options
                                    Options           Price            Range                Granted
                                   ---------         --------     -----------------       ----------
Balance, December 31, 1998            24,590         $  76.40      $25.00 - $115.00
    Granted                           30,000            10.00       10.00 -   10.00         $ 8.23
                                                                                            ======
    Cancelled                         (4,474)           39.10       25.00 -   68.70
    Expired                           (1,800)          115.00      115.00 -  115.00
                                   ---------         --------     -----------------
Balance, December 31, 1999            48,316            37.20       10.00 -  110.00
    Cancelled                        (26,580)           29.50       10.00 -  110.00
                                   ---------         --------     -----------------
Balance, December 31, 2000            21,736            46.88       10.00 -  110.00
    Cancelled                        (11,340)           47.94       10.00 -  110.00
    Expired                           (1,156)           51.27       10.00 -  110.00
                                   ---------         --------     -----------------
Balance, December 31, 2001             9,240         $  45.02      $10.00 - $110.00
                                   =========         ========     =================

Plan options exercisable as of
    December 31, 2001                  9,240         $ 45.02
                                   =========         =======

Non-Plan Grants

From time to time the Company grants nonqualified ("Non-Plan") options to purchase common stock to its executive officers. The grants have vesting periods of three to five years. These grants were made at fair value. The grants' lives are six to eight years. The table below summarizes the activities associated with these grants to executive officers:

                                                                                           Weighted
                                                     Weighted          Option              Average
                                                     Average          Exercise            Fair Value
                                   Number of         Exercise          Price              of Options
                                    Options           Price            Range                Granted
                                   ---------         --------     -----------------       ----------
Balance, December 31, 1998            94,692         $  82.10      $31.30 - $110.00
        Granted                      141,700             9.38        9.38 -    9.38          $7.22
                                                                                             =====
        Cancelled                    (90,192)           82.60       31.25 -  110.00
                                   ---------         --------     -----------------
Balance, December 31, 1999           146,200            10.42        9.38 -  100.00
        Cancelled                     (4,500)           95.56       90.00 -  100.00
                                   ---------         --------     -----------------
Balance, December 31, 2000           141,700             9.38        9.38 -    9.38
        Granted                      300,000             2.11        1.63 -    2.84          $1.49
                                                                                             =====
        Cancelled                   (116,700)            9.38        9.38 -    9.38
                                   ---------         --------     -----------------
Balance, December 31, 2001           325,000         $   2.67       $1.63 -    9.38
                                   =========         ========     =================


Non-Plan options exercisable
    as of December 31, 2001          225,000         $  2.92
                                   =========         =======

The following table summarizes information for options outstanding as of December 31, 2001 for all Plan and Non-Plan options.


                               Options Outstanding            Options Exercisable
                      -------------------------------------   -------------------
                                    Weighted
                                     Average       Weighted              Weighted
                                   Remaining       Average               Average
   Range of                      Contractual Life  Exercise              Exercise
Exercise Price         Number         (Years)       Price      Number     Price
---------------       --------   ----------------  --------   --------   --------
$ 1.68 - $ 2.84        300,000         6.3         $   2.11    200,000   $   2.11
$ 9.38 - $10.00         29,000         7.9             9.46     29,000       9.46
$25.00 - $37.50          1,160         2.5            32.97      1,160      32.97
$40.63 - $50.00            880         2.9            45.99        880      45.99
$84.40 - $90.00          2,400         5.9            87.20      2,400      87.20
$110.00                    800         6.9           110.00        800     110.00
                      --------         ---         --------   --------   --------
                       334,240         6.4         $   3.84    234,240   $   4.58
                      ========         ===         ========   ========   ========

All options cancelled and reissued are subject to the criteria of the FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). In 1999, 33,500 options were cancelled and reissued at market price. These options are being accounted for as a variable option grant based on the market price on July 1, 2000. These options have been marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000 to the extent there are increases in the Company's stock price above the market rate value of the stock on July 1, 2000. There was no adjustment made for these options in the years ended December 31, 2001 and 2000 as the stock price has not exceeded the stock price in effect on July 1, 2000. During 2001, 116,700 Non-Plan options at an exercise price of $9.38 were cancelled and 300,000 new Non-Plan options were granted. The grant price for the new options was $1.63 for 180,000 shares and $2.84 for 120,000 shares. These options are accounted for as variable option grants. There were no adjustments made for these options in the year ended December 31, 2001, as the market rate of the Company's stock has not exceeded the grant price of the options.

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

                                                                    2001         2000         1999
                                                                  --------     --------     --------
    Net loss, attributable to common stockholders:
                            As reported (As Restated)             $(11,877)    $(16,544)    $(41,841)
                            Pro forma                              (12,225)     (16,991)     (42,376)
    Basic and Diluted LPS:
                            As reported (As Restated)              $ (4.09)    $  (5.71)    $ (29.37)
                            Pro forma                                (4.22)       (5.86)      (29.76)

The pro forma adjustments are calculated using an estimate of the fair value of each option on the date of grant. The options granted in 2001 and 1999 were estimated using the following weighted average assumptions. No options were granted during 2000.

                                                        2001              1999
                                                      --------          --------
              Weighted average remaining life          5 years           5 years
              Risk-free interest rate                     4.7%              6.0%
              Expected dividend yield                       0%                0%
              Expected lives                           5 years           5 years
              Expected volatility                       152.4%            113.2%

14 OIL AND GAS PRODUCING ACTIVITIES:

Major Customers

Sales to the following companies represented 10% or more of the Company's revenues, not including effects of hedging, (in thousands):

                                   2001         2000         1999
                                 --------     --------     --------
       Crude Oil:
              BP                 $ 15,101     $ 17,016     $  4,858
              Chevron               9,497       11,611           --
       Gas:
              Wasatch               7,622        5,556           --


Cost Incurred in Oil and Gas Producing Activities (in thousands):

                                          2001         2000         1999
                                        --------     --------     --------
 Unproved property acquisition cost     $     --     $     33     $     --
 Development cost                         21,576       13,709        3,512
 Exploration cost                            143          135          155
                                        --------     --------     --------
    Total                               $ 21,719     $ 13,877     $  3,667
                                        ========     ========     ========

Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands):


                                               2001            2000            1999
                                            ----------      ----------      ----------
Unproved properties                         $    2,894      $    3,797      $    4,410
Proved properties                              195,769         174,348         160,889
Gas transportation facilities                    6,872           5,814           4,918
                                            ----------      ----------      ----------
       Total                                   205,535         183,959         170,217

Accumulated depletion, depreciation and
    amortization                               (43,510)        (35,004)        (27,805)
                                            ----------      ----------      ----------
       Total                                $  162,025      $  148,955      $  142,412
                                            ==========      ==========      ==========

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                                         December 31,
                                       ------------------------------------------------
                                           2001              2000              1999
                                       ------------      ------------      ------------
Future cash inflows                    $  1,102,973      $  1,633,382      $  1,127,531
Future production costs                    (351,973)         (292,305)         (259,022)
Future development costs                   (192,672)         (202,071)         (189,297)
Future income tax provision                (145,950)         (369,220)         (188,630)
                                       ------------      ------------      ------------
Future net cash flows                       412,378           769,786           490,582
Less effect of 10% discount factor         (254,683)         (445,360)         (292,270)
                                       ------------      ------------      ------------
Standardized measure of discounted
    future net cash flows              $    157,695      $    324,426      $    198,312
                                       ============      ============      ============

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                       2001           2000           1999
                                                    ----------     ----------     ----------
Standardized measure, beginning of year             $  324,426     $  198,312     $   54,113
Sales of reserves in place                                  --             --        (15,548)
Sales of oil and gas produced excluding
    hedging, net of production costs                   (24,276)       (26,501)       (13,919)
Net change in sales prices and production costs       (271,039)       168,192        123,905
Extensions, discoveries and improved
    recovery, net                                        5,566         12,269             --
Revisions of previous quantity estimates                44,898          8,667        349,080
Change in future development costs                      12,176         (7,396)      (111,348)
Net change in income taxes                              87,208        (66,753)       (55,855)
Accretion of discount                                   44,703         25,417          5,411
Changes in production rates and other                  (65,967)        12,219       (137,527)
                                                    ----------     ----------     ----------
Standardized measure, end of year                   $  157,695     $  324,426     $  198,312
                                                    ==========     ==========     ==========


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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2001, 2000 and 1999:

                                                2001                         2000                        1999
                                     -------------------------     ------------------------    ------------------------
                                     Oil (MBbl)     Gas (MMcf)     Oil (MBbl)    Gas (MMcf)    Oil (MBbl)    Gas (MMcf)
                                     ----------     ----------     ----------    ----------    ----------    ----------
Proved reserves, beginning of year       47,159         66,187         47,129        60,935        18,602        18,063
Sales of reserves in place                   --             --             --            --        (2,487)       (3,100)
Extensions and discoveries                   --             --            660         1,584            --            --
Improved recoveries                       1,324            629            400           200            --            --
Production                               (1,212)        (2,423)        (1,072)       (2,289)       (1,165)       (2,901)
Revisions of previous estimates           7,300         18,114             42         5,757        32,179        48,873
                                     ----------     ----------     ----------    ----------    ----------    ----------
Proved reserves, end of year             54,571         82,507         47,159        66,187        47,129        60,935
                                     ==========     ==========     ==========    ==========    ==========    ==========

Proved developed reserves,
    end of year                          18,409         20,682         17,531        13,647        16,634        15,476
                                     ==========     ==========     ==========    ==========    ==========    ==========

15. QUARTERLY EARNINGS (UNAUDITED)(As Restated)(See Note 1):

Summarized unaudited quarterly financial data for 2001 (restated) and 2000 is as follows (in thousands, except per share data):


                                                          Quarter Ended
                                  ---------------------------------------------------------------
                                  March 31,         June 30,      September 30,      December 31,
                                    2001              2001            2001               2001
                                  ---------         --------      -------------      ------------
                                                                    (Restated)         (Restated)
Revenues                          $   8,169         $  8,572      $       8,103      $      7,123
Operating income                      3,287 (1)        3,384              2,772             1,966
Net income (loss)                       867 (1)        1,720               (310)           (4,428)(2)
Basic and diluted loss
    per share attributable to
    common stockholders           $   (1.42)(1)     $  (1.01)     $        (.14)     $      (1.53)


                                                          Quarter Ended
                                  ---------------------------------------------------------------
                                  March 31,         June 30,      September 30,      December 31,
                                    2000              2000            2000               2000
                                  ---------         --------      -------------      ------------
Revenues                          $   6,094         $  7,063         $ 7,461           $ 7,879
Operating income                      2,059            2,878           2,638             2,764
Net income (loss)                       847              209             761
Basic and diluted loss
    per share attributable to
    common stockholders           $   (1.56)        $  (1.30)        $ (1.52)          $ (1.33)


(1) Operating income and net income for the quarter ended March 31, 2001 were adjusted for the reversal of a non-cash charge related to the stock option repricing discussed in Note 13.

(2) Includes a non-cash loss of $1,675,000 related to the loss of effectiveness of derivative contracts following the filing of Chapter 11 bankruptcy of ENAC, as discussed in Note 4.

16. Subsequent Events:

As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio which was 4.48 to 1.00 rather than the required 3.75 to 1.00. On June 6, 2002, the senior lenders waived compliance with the debt to EBITDA ratio related to March 31, 2002. The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. In addition to the above events of non-compliance, the Company was not in compliance at September 30, 2001 with the senior debt to EBITDA ratio and subsequently received a waiver for the September 30, 2001 covenant violation. As a result of the prior and subsequent covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified its subordinated debt ,aggregating $120.3 million, as a current liability.

An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity pricing hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the TCW and Smith Exchange except the Company will be able to use the $5 million letters of credit for commodity pricing hedging for a period of 90 days after the date of the amendment.

Also, on January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002. The Company will authorize 1,100,000 shares of Series F Preferred Stock

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive, in preference to the holders of the common stock, a per share amount equal to $100, as adjusted for any stock dividends, combinations or splits with respect to such share, plus all accrued or declared but unpaid dividends on such share. Each share of Series F Preferred Stock will be automatically converted into 100 shares of the Company's common stock when sufficient shares of Common Stock have been authorized.

TCW and the Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of its holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

Upon the formation of Newco and closing of the Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's shareholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation.

Shareholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Shareholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public shareholders, but will instead receive the appraised value, which may be more or less than $1.00 per share.

The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by two shareholders.

However, at the date of this report, the Company is unable to obtain a complete waiver of the Fortis Credit Agreement due to the effectiveness of the amendment being contingent upon the closing of the TCW and Smith Exchange. The Company's inability to consummate the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no absolute assurance that the January 30, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful.

In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit and therefore there is a substantial doubt about its ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               INDEX TO EXHIBITS


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

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.28        Junior Subordinated Note Purchase Agreement dated as of August 2,
             2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's
             Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

21.1         Subsidiaries of Inland


23.2         Consent of Ryder Scott Company, L.P

*23.3        Consent of KPMG LLP

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


*        Filed herewith