Form 10-Q/A
period 2002-03-31
INLAND RESOURCES INC
filed 2003-02-04
CIK 717754

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

                   For the transition period from ____ to ____

                         Commission file number 0-16487
                                                -------

                              INLAND RESOURCES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


              Washington                                  91-1307042
-----------------------------------------              ---------------
   (State or Other Jurisdiction of            (IRS Employer Identification No.)
   Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                 80202
--------------------------------------------           ---------------
(Address of Principal Executive Offices)                   (ZIP Code)


Registrant's Telephone Number, Including Area Code:       (303) 893-0102
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
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (In thousands)

                                                                       March 31,         December 31,
                                                                         2002               2001
                                                                     -------------      -------------
                                  ASSETS                             (As Restated)      (As Restated)
                                                                      (See Note 1)       (See Note 1)
                                                                      Unaudited
Current assets:
   Cash and cash equivalents                                         $         338      $       1,949
   Accounts receivable and accrued sales                                     4,163              3,320
   Inventory                                                                 1,499              1,192
   Other current assets                                                        292                443
                                                                     -------------      -------------
           Total current assets                                              6,292              6,904
                                                                     -------------      -------------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                      206,677            205,535
   Accumulated depletion, depreciation and amortization                    (45,495)           (43,510)
                                                                     -------------      -------------
                                                                           161,182            162,025
   Other property and equipment, net                                         2,094              2,230
                                                                     -------------      -------------
           Total property and equipment, net                               163,276            164,255
   Other long-term assets, net                                               2,073              2,217
                                                                     -------------      -------------
           Total assets                                              $     171,641      $     173,376
                                                                     =============      =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                  $       2,416      $       4,011
   Accrued expenses                                                          2,398              2,321
   Fair market value of derivative instruments                                 472                 --
   Long- term debt                                                          83,500                 --
   Senior subordinated unsecured debt including accrued interest             5,372                 --
   Subordinated unsecured debt including accrued interest                  106,345                 --
   Junior subordinated unsecured debt including accrued interest             5,372                 --
                                                                     -------------      -------------
            Total current liabilities                                      205,875              6,332
                                                                     -------------      -------------

Long- term debt                                                                 --             83,500
Senior subordinated unsecured debt including accrued interest                   --              5,228
Subordinated unsecured debt including accrued interest                          --            103,500
Junior subordinated unsecured debt including accrued interest                   --              5,228
                                                                     -------------      -------------
            Total long term liabilities                                         --            197,456

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                        3                  3
   Additional paid-in capital                                               41,431             41,431
   Accumulated other comprehensive income                                      672               1675
   Accumulated deficit                                                     (76,340)           (73,521)
                                                                     -------------      -------------
            Total stockholders' deficit                                    (34,234)           (30,412)
                                                                     -------------      -------------
            Total liabilities and stockholders' deficit              $     171,641      $     173,376
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

                                                               Three months ended
                                                                   March 31,
                                                           --------------------------
                                                              2002            2001
                                                           ----------      ----------
                                                         (As Restated)
                                                          (See Note 1)
Revenues:
   Oil and gas sales                                       $    7,113      $    8,169

Operating expenses:
   Lease operating expenses                                     3,140           2,281
   Production taxes                                               105             206
   Exploration                                                     32              31
   Depletion, depreciation and amortization                     2,145           2,014
   General and administrative, net                                 15             350
                                                           ----------      ----------
     Total operating expenses                                   5,437           4,882
                                                           ----------      ----------

Operating income                                                1,676           3,287
Interest expense                                               (4,503)         (2,099)
Unrealized derivative loss due to time value                       --            (390)
Interest and other income                                           8              24
                                                           ----------      ----------
Net income (loss) before cumulative effect of change
  in accounting principle                                      (2,819)            822
Cumulative effect of change in accounting principle                --              45
                                                           ----------      ----------
Net income (loss)                                              (2,819)            867
Accrued preferred Series D dividends                               --          (2,718)
Accrued preferred Series E dividends                               --            (420)
Accretion of preferred Series D discount                           --          (1,578)
Accretion of preferred Series E discount                           --            (255)
                                                           ----------      ----------
Net loss attributable to common stockholders               $   (2,819)     $   (4,104)
                                                           ==========      ==========

Net income (loss)                                          $   (2,819)     $      867
Comprehensive income from change in fair value of
derivative contracts                                               --             192
                                                           ----------      ----------
Total comprehensive income (loss)                          $   (2,819)     $    1,059
                                                           ==========      ==========

Basic and diluted net loss per share before cumulative
effect of change in accounting principle                   $     (.97)     $    (1.44)
Cumulative effect of change in accounting principle                --            (.02)
                                                           ----------      ----------
Basic and diluted net loss per share                       $     (.97)     $    (1.42)
                                                           ==========      ==========

Basic and diluted weighted average common shares
outstanding                                                     2,898           2,898
                                                           ==========      ==========
Dividends per common share                                       NONE            NONE
                                                           ==========      ==========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)



                                                                       2002              2001
                                                                   -------------      ----------
                                                                   (As Restated)
                                                                    (See Note 1)
Cash flows from operating activities:
   Net income (loss)                                               $      (2,819)     $      867
   Adjustments to reconcile net income (loss) to net cash
       provided by (used by) operating activities:
          Depletion, depreciation and amortization                         2,145           2,014
          Amortization of debt issue costs and debt discount                 141             300
          Noncash charges related to derivatives                            (531)            345
          Accrued interest expense added to subordinated debt              3,133              --

          Effect of changes in current assets and liabilities:
             Accounts receivable                                            (843)            180
             Inventory                                                      (307)            (97)
             Other assets                                                    151             101
             Accounts payable and accrued expenses                        (1,518)            959
                                                                   -------------      ----------
Net cash provided (used) by operating activities                            (448)          4,669
                                                                   -------------      ----------

Cash flows from investing activities:
   Development expenditures and equipment purchases                       (1,163)         (5,383)
                                                                   -------------      ----------
Net cash used by investing activities                                     (1,163)         (5,383)
                                                                   -------------      ----------

Net decrease in cash and cash equivalents                                 (1,611)           (714)
Cash and cash equivalents at beginning of period                           1,949             848
                                                                   -------------      ----------

Cash and cash equivalents at end of period                         $         338      $      134
                                                                   =============      ==========


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

     As a result, the Company has restated the accumulated other comprehensive income and accumulated deficit balances included in the accompanying December 31, 2001 balance sheet to reflect the adjustments discussed above. The table below details the adjustments and restated balances for the respective periods:

                                                                     As
                                                                 Originally                          As
                                                                  Reported       Adjustments      Restated
                                                                 ----------      -----------      --------
As of December 31, 2001:
  Accumulated Other Comprehensive Income                         $    5,503      $    (3,828)     $  1,675
                                                                 ==========      ===========      ========
  Accumulated Deficit                                            $  (77,349)     $     3,828      $(73,521)
                                                                 ==========      ===========      ========

As of March 31, 2002:
  Accumulated Other Comprehensive Income                         $    4,028      $    (3,356)     $    672
                                                                 ==========      ===========      ========
  Accumulated Deficit                                            $  (79,696)     $     3,356      $(76,340)
                                                                 ==========      ===========      ========

For the Year ended December 31, 2001:
  Oil and gas sales                                              $   31,487      $       480      $ 31,967
                                                                 ==========      ===========      ========
  Unrealized derivative loss                                     $   (5,548)     $     3,348      $ (2,200)
                                                                 ==========      ===========      ========
  Operating income                                               $   10,929      $       480      $ 11,409
                                                                 ==========      ===========      ========
  Net loss                                                       $   (5,979)     $     3,828      $ (2,151)
                                                                 ==========      ===========      ========
  Net loss attributable to common stockholders                   $   (4,071)     $     3,828      $   (243)
                                                                 ==========      ===========      ========

For the Three Months ended March 31, 2002:
  Oil and gas sales                                              $    7,585      $      (472)     $  7,113
                                                                 ==========      ===========      ========
  Operating income                                               $    2,148      $      (472)     $  1,676
                                                                 ==========      ===========      ========
  Net loss                                                       $   (2,347)     $      (472)     $ (2,819)
                                                                 ==========      ===========      ========
  Net loss attributable to common stockholders                   $   (2,347)     $      (472)     $ (2,819)
                                                                 ==========      ===========      ========

     Amounts expected to be reclassified to earnings in the reminder of 2002 and in 2003 are $913,000 and $231,000, respectively.

2.   COMPANY ORGANIZATION:

     Inland Resources Inc. (the "Company") is an independent energy company with substantially all of its producing and nonproducing oil and gas property interests located in the Monument Butte Field within the Uinta Basin of Northeastern Utah (the "Field").

3.   BASIS OF PRESENTATION:

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

4.   ACCOUNTING PRONOUNCEMENTS:

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

5.   FINANCIAL INSTRUMENTS:

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

     On March 11, 2002, the Company hedged 30,000 net barrels per month in the form of swaps with a third party counterparty for the period of April 2002 to December 2002 period with a settlement amount of $23.90 per barrel. As of March 31, 2002, the effect of SFAS No. 133 resulted in the Company recording a liability reflecting the fair value of derivatives to $472,000. Accumulated other comprehensive loss ("OCI") was adjusted to $4,028,000 as a result of recording $472,000 to current liabilities reflecting the fair value of derivatives at March 31, 2002 and $531,000 that had been reclassified out of OCI to earnings related to the Company's ineffective ENAC contracts.

6.   CHANGE OF CONTROL AND RECAPITALIZATION:

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

7.   FORTIS CAPITAL AGREEMENT:

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

     The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants except for one covenant as March 31, 2002. The covenant is the debt to EBITDA ratio that was 4.48 to 1.00 rather than the required 3.75 to 1.00. No default has been claimed by Fortis, but under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of Fortis to call the amount payable immediately, the entire amount payable to Fortis of $83.5 million has been reclassified as a current liability. The Senior Lenders waived the compliance with the original March 31, 2002 senior debt to EBITDA ratio on June 6, 2002.

     The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $117.1 million as a current liability. As a result of these defaults, and in an attempt to achieve a stronger financial position, the Company is reviewing its capital structure and considering various alternatives that may be available. These could include an amendment to the Fortis Loan Agreement to ease certain financial covenants and to redefine the events of default, and a restructuring of other long term debt. There is no assurance the Company will be able to achieve any such restructuring, and in the event the Senior Lenders were to exercise their remedies, the Company would be forced to seek protection. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern.

     The report of KPMG LLP that accompanies the restated financial statements as of and for the year ended December 31, 2001, contained in Amendment No. One of Form 10-K/A, states that "the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness subsequent to year-end which raise substantial doubt about its ability to continue as a going concern".

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.   SUBSEQUENT EVENT:

     An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity pricing hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be able to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the TCW and Smith Exchange except the Company will be able to use the $5 million letters of credit for commodity pricing hedging for a period of 90 days after the date of the amendment.

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

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended March 31, 2002 (Restated) (See Note 1) and 2001:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended March 31, 2002 decreased $1,056,000, or 13% from the previous year. As shown in the table below, the variance was caused by lower crude oil and natural gas prices offset by higher crude oil, natural gas sales volumes and a non-cash hedging crude oil gain. Crude oil sales as a percentage of total oil and gas sales were 82% and 75% in the first quarter of 2002 and 2001, respectively. Excluding non-cash hedging crude oil gain, crude oil and natural gas sales for the quarter ended March 31, 2002 decreased $2.8 million, or 30% from the previous year. Crude oil will continue to be the predominant product produced from the Field.

         The Company has entered into crude oil price protection agreements to reduce its exposure to market price fluctuations. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to crude oil revenue in the period in which the related oil is sold. Crude oil sales were increased by $531,000 of non-cash gains during the first quarter of 2002 to reflect the amortization of deferred hedging gains to the Company's hedging contracts with ENAC. Crude oil sales were decreased by $1.2 million during the first quarter of 2001 to recognize hedging contract settlement losses. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                              Quarter Ended March 31, 2002                       Quarter Ended March 31, 2001
                           -----------------------------------              --------------------------------------

                           Net Volume                                       Net Volume
                            (Bbls or      Average      Sales                 (Bbls or       Average       Sales
                              Mcfs)        Price    (in 000's)                Mcfs)          Price      (in 000's)
                           ----------     -------   ----------              ----------      -------     ----------
Crude Oil Sales               291,061     $ 18.58   $    5,407                 283,490      $ 24.99     $    7,084
Natural Gas Sales             555,540     $  2.11        1,175                 483,062      $  4.81          2,322
Hedging Gain(Loss)                                         531                                              (1,237)
                                                    ----------                                          ----------
   Total                                            $    7,113                                          $    8,169
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

         General and Administrative, Net. General and administrative expense, net for the quarter ended March 31, 2002 decreased $335,000 from the previous year first quarter. The decrease in general and administrative expense, net for the quarter ended March 31, 2002 is due to receiving higher overhead fees and other operating reimbursements received by the Company for 2002 which are recorded as offsets to general and administrative expenses. Gross general and administrative expenses were $2.253 million and $1.915 million during the first quarters of 2002 and 2001, respectively. General and Administrative expense is reported net of operator fees and reimbursements which were $2.238 million and $1.570 million during the first quarters of 2002 and 2001, respectively.

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

         The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Company was in compliance of its bank covenants except for one covenant as March 31, 2002. The covenant is the debt to EBITDA ratio that was 4.48 to 1.00 rather than the required 3.75 to 1.00. As a result of the noncompliance with such covenant and the ability of Fortis to call the amount payable immediately, the entire amount payable to Fortis of $83.5 million has been reclassified as a current liability. The Senior Lenders waived the compliance with the original March 31, 2002 senior debt to EBITDA ratio on June 6, 2002.

         The Company was in compliance with its bank covenants as of June 30, 2002 and September 30, 2002 except for the senior debt to EBITDA ratios, which were 4.80 to 1.00 rather than the required 4.75 to 1.00 and 5.23 to 1.00 rather than the required 4.35 to 1.00, respectively. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant and the ability of the Senior Lenders to call the amount payable immediately, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $117.1 million as a current liability. As a result of these defaults, and in an attempt to achieve a stronger financial position, the Company is reviewing its capital structure and considering various alternatives that may be available. These could include an amendment to the Fortis Loan Agreement to ease certain financial covenants and to redefine the events of default, and a restructuring of other long term debt. There is no assurance the Company will be able to achieve any such restructuring, and in the event the Senior Lenders were to exercise their remedies, the Company would be forced to seek protection. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern.

         The report of KPMG LLP that accompanies the restated financial statements as of and for the year ended December 31, 2001, contained in Amendment No. One of Form 10/A, states that "the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness subsequent to year-end which raise substantial doubt about its ability to continue as a going concern".

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

SUBSEQUENT EVENT

         An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity pricing hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be able to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the TCW and Smith Exchange except the Company will be able to use the $5 million letters of credit for commodity pricing hedging for a period of 90 days after the date of the amendment.

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

         However, at the date of this report, the Company is unable to obtain a complete waiver of the Fortis Credit Agreement due to the effectiveness of the amendment being contingent upon the closing of the TCW and Smith Exchange. The Company's inability to to consummate the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no absolute assurance that the January 30, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful.

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

                                 Increase in Interest Expense Without Hedge
                                 -------------------------------------------
                                  1% increase in             2% increase in
                                  interest rates             interest rates
                                 ----------------           ----------------
April 1, 2002 through
December 31, 2002                    $515,000                  $1,030,000
Year 2003                            $830,000                  $1,660,000
Year 2004                            $818,000                  $1,635,000
Year 2005                            $591,000                  $1,183,000
Year 2006                            $313,000                    $626,000
January 1, 2007 through
June 30, 2007                        $157,000                    $313,000

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio which was 4.48 to 1.00 rather than the required 3.75 to 1.00. Subsequent to March 31, 2002, the senior lenders waived compliance with the debt to EBITDA ratio on June 6, 2002 related to March 31, 2002. Under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. In addition to the above events of non-compliance, the Company was not in compliance at September 30, 2001 with the senior debt to EBITDA ratio and subsequently received a waiver for the September 30, 2001 covenant violation. As a result of the prior and subsequent covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been reclassified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $117.1 million as a current liability. If the Company is unable to obtain a waiver, negotiate an amendment to the Fortis Credit Agreement, otherwise refinance its debt, or sell sufficient assets to repay the secured debt, its inability to do so would raise substantial doubt about the Company's ability to continue as a going concern. The Company is in discussions with Fortis regarding an amendment to the financial covenants, and believes that the default will be cured in the near future as a result of an amendment. The Fortis Credit Agreement has been amended on five previous occasions, however, there can be no assurance that the Senior Lenders will agree to a future amendment to the Fortis Credit Agreement or that they will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should Fortis attempt to foreclose, the Company would immediately seek alternative financing and/or the potential sale of a portion or all of its oil and gas properties, although there can be no assurance that it would be successful. In addition, the Company has suffered losses from operations and has a net capital deficit and therefore there is a substantial doubt about its ability to continue as a going concern. Also, the Company is in discussions with its subordinated debt holders to find solutions, including refinancing the debt, that will assist in its efforts to amend the Fortis Credit financial covenants.

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

21.1          Subsidiaries of Inland.

23.2          Consent of Ryder Scott Company, L.P.

99.1 Letter to Securities and Exchange Commission dated August 7, 2002 terminating Arthur Andersen LLP as the Company's auditors and employing KPMG LLP as its new auditors for December 31, 2002.

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


                                    INLAND RESOURCES INC.
                                    -------------------------------------------
                                    (Registrant)


Date:  February 3, 2003             By: /s/ Marc MacAluso
      -----------------                ----------------------------------------
                                        Marc MacAluso
                                        Chief Executive Officer and
                                        Chief Operating Officer


Date:  February 3, 2003             By: /s/ Bill I. Pennington
      -----------------                ----------------------------------------
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

     Date:  February 3, 2003             /s/ Marc MacAluso,
                                         ---------------------------------------
                                         Marc MacAluso, Chief Executive Officer

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

     Date:  February 3, 2003

                                     /s/ Bill I. Pennington
                                     -------------------------------------------
                                     Bill I. Pennington, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
*99.3         Certification of Chief Executive Officer pursuant to section 1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley
              Act of 2002

*99.4 Certification of Chief Financial Officer pursuant to section 1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley
              Act of 2002.

*    Filed herewith