Form 10-Q/A
period 2002-09-30
INLAND RESOURCES INC
filed 2003-02-04
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q / A

                                 AMENDMENT NO. 1

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-16487


                              INLAND RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

            Washington                                      91-1307042
 --------------------------------              ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado                  80202
--------------------------------------------               ----------
 (Address of Principal Executive Offices)                  (ZIP Code)


Registrant's Telephone Number, Including Area Code:     (303) 893-0102
                                                        --------------


(Former name, address and fiscal year, if changed, since last report)

                                                     ---------------------------


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
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                 (In thousands)

                                                                                        September 30,     December 31,
                                                                                             2002             2001
                                                                                        -------------     ------------
                                  ASSETS                                                   Unaudited         Restated
Current assets:
   Cash and cash equivalents                                                             $     2,130      $     1,949
   Accounts receivable and accrued sales                                                       3,449            3,320
   Inventory                                                                                   1,344            1,192
   Other current assets                                                                          118              443
                                                                                         -----------      -----------
           Total current assets                                                                7,041            6,904
                                                                                         -----------      -----------

Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                                        214,636          205,535
   Accumulated depletion, depreciation and amortization                                      (49,495)         (43,510)
                                                                                         -----------      -----------
                                                                                             165,141          162,025
   Other property and equipment, net                                                           1,950            2,230
                                                                                         -----------      -----------
           Total property and equipment, net                                                 167,091          164,255
   Other long-term assets, net                                                                 1,841            2,217
                                                                                         -----------      -----------
           Total assets                                                                  $   175,973      $   173,376
                                                                                         ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Secured debt in default                                                               $    83,500      $        --
   Accounts payable                                                                            3,101            4,011
   Accrued expenses                                                                            3,401            2,321
   Other                                                                                       1,292               --
   Senior subordinated unsecured debt in default includes accrued interest                     5,672               --
   Subordinated unsecured debt in default includes accrued interest                          112,275               --
   Junior subordinated unsecured debt in default includes accrued interest                     5,672               --
   Fair market value of derivative instruments                                                 1,938               --
                                                                                         -----------      -----------
            Total current liabilities                                                        216,851            6,332
                                                                                         -----------      -----------

   Long- term secured debt and other                                                              --           83,500
   Senior subordinated unsecured debt including accrued interest                                  --            5,228
   Subordinated unsecured debt including accrued interest                                         --          103,500
   Junior subordinated unsecured debt including accrued interest                                  --            5,228
                                                                                         -----------      -----------
            Total long term liabilities                                                           --          197,456
                                                                                         -----------      -----------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                                          3                3
   Additional paid-in capital                                                                 41,431           41,431
   Accumulated other comprehensive income (loss)                                              (1,575)           1,675
   Accumulated deficit                                                                       (80,737)         (73,521)
                                                                                         -----------      -----------
            Total stockholders' deficit                                                      (40,878)         (30,412)
                                                                                         -----------      -----------
            Total liabilities and stockholders' deficit                                  $   175,973      $   173,376
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
                                   (Unaudited)

                                                                           Three months ended              Nine months ended
                                                                              September 30,                   September 30,
                                                                        --------------------------      --------------------------
                                                                           2002           2001             2002            2001
                                                                        ----------      ----------      ----------      ----------
                                                                                      (As Restated)                    (As Restated)
                                                                                       (See Note 3)                     (See Note 3)

Revenues:
   Oil and gas sales                                                    $    7,157      $    8,103      $   22,122      $   24,844
                                                                        ----------      ----------      ----------      ----------

Operating expenses:
   Lease operating expenses                                                  2,744           2,112           8,227           6,493
   Production taxes                                                            115             201             340             618
   Exploration                                                                  49              61             105             121
   Depletion, depreciation and amortization                                  2,201           2,467           6,445           6,782
   General and administrative, net                                             426             490             729           1,385
                                                                        ----------      ----------      ----------      ----------
     Total operating expenses                                                5,535           5,331          15,846          15,399
                                                                        ----------      ----------      ----------      ----------

Operating income                                                             1,622           2,772           6,276           9,445
Interest expense                                                            (4,555)         (3,594)        (13,519)         (7,531)
Unrealized derivative gain (loss) due to time value                             --             323              --              86
Interest and other income                                                       12             189              29             232
                                                                        ----------      ----------      ----------      ----------
Income (loss) before cumulative effect of change
  in accounting principle                                                   (2,921)           (310)         (7,214)          2,232
Cumulative effect of change in accounting principle                             --              --              --              45
                                                                        ----------      ----------      ----------      ----------
Net income (loss)                                                           (2,921)           (310)         (7,214)          2,277
Accrued Series D preferred dividends                                            --            (906)             --          (6,342)
Accrued Series E preferred dividends                                            --            (140)             --            (980)
Accretion of Series D preferred discount                                        --            (435)             --          (3,318)
Accretion of Series E preferred discount                                        --             (70)             --            (535)
Excess carrying value of Series E preferred over
  redemption consideration                                                      --           1,449              --           1,449
                                                                        ----------      ----------      ----------      ----------
Net income(loss) attributable to common stockholders                    $   (2,921)     $     (412)     $   (7,214)     $   (7,449)
                                                                        ==========      ==========      ==========      ==========
Basic and diluted net income (loss) per share before
  cumulative effect of change in accounting principle                   $    (1.01)     $     (.14)     $    (2.49)     $    (2.59)
Cumulative effect of change in accounting principle                             --              --              --             .02
                                                                        ----------      ----------      ----------      ----------
Basic and diluted net income (loss) per share                           $    (1.01)     $     (.14)     $    (2.49)     $    (2.57)
                                                                        ==========      ==========      ==========      ==========

Basic and diluted weighted average common shares
   outstanding                                                               2,898           2,898           2,898           2,898
                                                                        ==========      ==========      ==========      ==========

         The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months        Nine Months
                                                                          Ended Sept. 30     Ended Sept. 30,
                                                                              2002                2001
                                                                          --------------     --------------

Cash flows from operating activities:
   Net income (loss)                                                       $     (7,214)     $      2,277
   Adjustments to reconcile net income (loss) to net cash
       Provided by operating activities:
          Depletion, depreciation and amortization                                6,445             6,782
          Amortization of debt issue costs                                          346               496
          Cumulative effect of accounting change                                     --               (45)
          Non cash changes related to derivatives                                (1,312)              (86)
          Accrued interest expense added to subordinated debt                     9,663             1,938
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                   (130)              281
             Inventory                                                             (152)             (181)
             Other assets                                                           347               292
             Accounts payable and accrued expenses                                  170             1,793
                                                                           ------------      ------------
Net cash provided  by operating activities                                        8,163            13,547
                                                                           ------------      ------------

Cash flows from investing activities:
   Development expenditures and equipment purchases                              (9,191)          (16,952)
                                                                           ------------      ------------
Net cash used by investing activities                                            (9,191)          (16,952)
                                                                           ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of other long-term debt                                 1,292            10,000
   Retirement of preferred stock                                                     --            (2,000)
   Payments of long-term debt                                                        --              (500)
   Debt issuance costs                                                              (83)           (1,389)
                                                                           ------------      ------------
Net cash used by financing activities                                             1,209             6,111
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                           181             2,706
Cash and cash equivalents at beginning of period                                  1,949               848
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $      2,130      $      3,554
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

         In addition, as described further in Note 7, on August 2, 2001, the Company's Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW Asset Management Company ("TCW") were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 and represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock.

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

         The table below details the adjustments and restated balances for the respective periods:

                                                                            As
                                                                        Originally                                As
                                                                         Reported         Adjustments          Restated
                                                                       -------------     -------------      -------------
                                                                            (In thousands, except per share amounts)
     As of December 31, 2001:
       Accumulated other comprehensive income                          $       5,503     $      (3,828)     $       1,675
                                                                       =============     =============      =============
       Accumulated Deficit                                             $     (77,349)    $       3,828      $     (73,521)
                                                                       =============     =============      =============

     As of March 31, 2002:
        Accumulated other comprehensive income                         $       4,028     $      (3,356)     $         672
                                                                       =============     =============      =============
        Accumulated Deficit                                            $     (79,696)    $       3,356      $     (76,340)
                                                                       =============     =============      =============

     For the Year ended December 31, 2001:
       Oil and gas sales                                               $      31,487     $         480      $      31,967
                                                                       =============     =============      =============
       Unrealized derivative loss                                      $      (5,548)    $       3,348      $      (2,200)
                                                                       =============     =============      =============
       Operating income                                                $      10,929     $         480      $      11,409
                                                                       =============     =============      =============
       Net loss                                                        $      (5,979)    $       3,828      $      (2,151)
                                                                       =============     =============      =============
       Net loss attributable to common stockholders                    $      (4,071)    $      (7,806)     $     (11,877)
                                                                       =============     =============      =============

     Basic and diluted income (loss) per share:
       Loss from continuing operations
          attributable to common stockholders                          $       (1.42)    $       (2.69)     $       (4.11)
                                                                       =============     =============      =============
       Loss attributable to common stockholders                        $       (1.40)    $       (2.69)     $       (4.09)
                                                                       =============     =============      =============

     For the nine months ended September 30, 2001:
        Excess carrying value of preferred
          over redemption                                              $      13,083     $     (11,634)     $       1,449
                                                                       =============     =============      =============
        Net income (loss) attributable to
          common stockholders                                          $       4,105     $     (11,634)     $      (7,449)
                                                                       =============     =============      =============
        Basic and diluted net income (loss)
          per share from continuing operations
          before cumulative effect of change in
          accounting principle                                         $        1.42     $       (4.01)     $       (2.59)
                                                                       =============     =============      =============
        Basic and diluted net income (loss)
          per share                                                    $        1.44     $       (4.01)     $       (2.54)
                                                                       =============     =============      =============

                                                                                   As
                                                                              Originally                               As
                                                                               Reported         Adjustments        Restated
                                                                             ------------      ------------      ------------
                                                                                  (In thousands, except per share amounts)

     For the three months ended September 30, 2001:
       Excess carrying value of preferred
         over redemption consideration                                       $     13,083      $    (11,634)     $      1,449
                                                                             ============      ============      ============
       Net income (loss) attributable to
         common stockholders                                                 $     11,222      $    (11,634)     $       (412)
                                                                             ============      ============      ============
       Basic and diluted net income (loss)
         per share from continuing operations
         before cumulative effect of change in
         accounting principle                                                $       3.87      $      (4.01)     $      (0.14)
                                                                             ============      ============      ============
       Basic and diluted net income (loss)
         per share                                                           $       3.87      $      (4.01)     $      (0.14)
                                                                             ============      ============      ============
     For the Three Months ended March 31, 2002:
       Oil and gas sales                                                     $      7,585      $       (472)     $      7,113
                                                                             ============      ============      ============
       Operating income                                                      $      2,148      $       (472)     $      1,676
                                                                             ============      ============      ============
       Net loss                                                              $     (2,347)     $       (472)     $     (2,819)
                                                                             ============      ============      ============
       Net loss attributable to common stockholders                          $     (2,347)     $       (472)     $     (2,819)
                                                                             ============      ============      ============

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

4.       COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) for the Company for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                                    2002              2001
                                                                 -----------      -----------
Net income (loss)                                                $    (7,214)     $     4,185
Components of other comprehensive income:
   Cumulative effect of change in accounting principle                    --           (1,972)
   Change in fair value of derivative contracts                       (2,926)             751
   Hedge settlements reclassified to income                             (324)           3,166
                                                                 -----------      -----------
Comprehensive income (loss)                                      $   (10,464)     $     6,130
                                                                 ===========      ===========

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

         In conjunction with the issuance of the two subordinated notes to SOLVation, the shares of the Series D Preferred Stock and Series E Preferred Stock held by Holdings were exchanged for an unsecured subordinated note (the "TCW Subordinated Note") due September 30, 2009 and $2 million in cash from the Company. Holdings had previously purchased the Series E Preferred Stock from Hampton. The TCW Subordinated Note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. Interest is payable in arrears in cash subject to the approval from the Senior Lenders and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D Preferred Stock and Series E Preferred Stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to Holdings and the aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock plus accrued dividends was recorded as an increase to additional paid-in capital of $1,449,000.

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

10.      Subsequent Event:

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

                                                    Three Months Ended                            Three Months Ended
                                                    September 30, 2002                            September 30, 2001
                                     ----------------------------------------------     -------------------------------------------
                                      Net Volume                                           Net
                                         (Bbls,                                           Volume
                                        Mcfs or          Average           Sales         (Bbls or         Average           Sales
                                          Gals)           Price          (in 000's)        Mcfs)           Price         (in 000's)
                                      -----------      -----------      -----------     -----------     -----------     -----------
Crude Oil Sales                           271,362      $     24.87      $     6,725         322,097     $     22.78     $     7,336
Natural Gas Sales                         585,441      $      1.54              905         672,603     $      2.44           1,641
NGL Sales                                 155,000      $       .43               67              --              --              --
Reclass of non-cash gains from
Accumulated Other
Comprehensive Income                                                            157                                              --
Hedging contract settlement
losses                                                                         (697)                                           (874)
                                                                        -----------                                     -----------
   Total                                                                $     7,157                                     $     8,103
                                                                        ===========                                     ===========

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

                                               Nine Months Ended                                 Nine Months Ended
                                               September 30, 2002                                September 30, 2001
                                   ---------------------------------------------     --------------------------------------------
                                       Net                                               Net
                                      Volume                                            Volume
                                    (Bbls, Mcfs      Average          Sales            (Bbls or        Average           Sales
                                      or Gals)         Price        (in 000's)           Mcfs)          Price         (in 000's)
                                   -------------   -------------   -------------     -------------  -------------   -------------
Crude Oil Sales                          847,590   $       22.13   $      18,758           909,509  $       23.99   $      21,816
Natural Gas Sales                      1,624,411   $        1.83           2,973         1,821,787  $        3.40           6,194
NGL Sales                                155,000   $         .43              67                --             --              --
Reclass of non-cash gains from
Accumulated Other Comprehensive
Income                                                                     1,313                                               --
Hedging contract settlement
losses                                                                      (989)                                          (3,166)
                                                                   -------------                                    -------------
   Total                                                           $      22,122                                    $      24,844
                                                                   =============                                    =============

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

         Principal Amount           Period Locked In                            Interest Rate
         ----------------           ----------------                            -------------
         $83 million                May 24, 2002 - November 19, 2002             5.86 %
         $500,000                   June 4, 2002 - November 29, 2002             5.84 %


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

As of September 30, 2002, the Company had the following oil swaps in place:

                                                                                      Average Hedged
                                                          Barrels per Month          Price per Barrel
                                                          -----------------          ----------------
             October 2002 - December 2002 (1)                   30,000                    $23.90
             January 2003 - August 2003                         60,000                    $24.78
             October 2002 - December 2002 (2)                   30,000                    $24.90

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

The potential gains or (losses) on these contracts, based on a hypothetical average market price of equivalent product for this period, are as follows:

                                             Average NYMEX Per Barrel Market Price for the Contract Period
                          --------------------------------------------------------------------------------------------------
                          $     18.00  $     20.00   $     22.00   $    24.00   $     26.00   $       28.00   $       30.00
October - December 2002   $ 1,152,000  $   792,000   $   432,000   $   72,000   $  (288,000)  $    (648,000)  $  (1,008,000)
      Year 2003           $ 3,249,000  $ 2,289,000   $ 1,329,000   $  369,000   $  (591,000)  $  (1,551,000)  $  (2,511,000)

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

                                   ----------

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

99.3*                 Certification of Chief Executive Officer pursuant to
                      section 1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002

99.4*                 Certification of Chief Financial Officer pursuant to
                      section 1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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



                                     INLAND RESOURCES INC.
                                     ---------------------
                                     (Registrant)


Date: February 3, 2003               By:  /s/  Marc MacAluso
     -----------------                  ---------------------------------------
                                          Marc MacAluso
                                          Chief Executive Officer and
                                          Chief Operating Officer


Date:  February 3, 2003              By:  /s/  Bill I. Pennington
     -----------------                  ---------------------------------------
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

         Date: February 3, 2003          /s/ Marc MacAluso,
               -----------------         --------------------------------------
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

         Date: February 3, 2003
              ------------------
                                    /s/ Bill I. Pennington
                                    -------------------------------------------
                                    Bill I. Pennington, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
99.3*                 Certification of Chief Executive Officer pursuant to
                      section 1350 as adopted pursuant to sections 302 and 906
                      of the Sarbanes-Oxley Act of 2002

99.4*                 Certification of Chief Financial Officer pursuant to
                      section 1350 as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

----------
*       Filed Herewith.