Form 10-K
period 2002-12-31
INLAND RESOURCES INC
filed 2003-03-31
CIK 717754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period ___ to ___
                         Commission File Number 0-16487

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicated by check mark whether the Issuer is an Accelerated Filer (as defined in Code 12b-2 of the Act). YES [ ] NO [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 14, 2003, the registrant had outstanding 2,897,732 shares of par value $.001 common stock.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $606,300.



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

PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters..........................14
Item 6.           Selected Financial Data.......................................................................15
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........17
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks...................................27
Item 8.           Financial Statements and Supplementary Data...................................................29
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........29

PART III
Item 10.          Directors and Executive Officers of the Registrant............................................30
Item 11.          Executive Compensation........................................................................31
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................34
Item 13.          Certain Relationships and Related Transactions................................................36
Item 14.          Controls and Procedures ......................................................................39

PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................40

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

ITEMS 1. & 2. BUSINESS AND PROPERTIES

OVERVIEW

         Inland is an independent energy company engaged in the acquisition, development, and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah. Until January 31, 2000, the Company was also engaged in the refining of crude oil and wholesale marketing of refined petroleum products, including various grades of gasoline, kerosene, diesel fuel, waxes and asphalt through a former subsidiary, Inland Refining, Inc. ("Refining"). Inland conducts its operations through its subsidiary, IPC. In 2002, IPC drilled 17 gross (13 net) developmental wells. At December 31, 2002, the Company's estimated net proved reserves totaled 66.9 MBOE, having a pre-tax present value discounted at 10%, using constant prices, of $393 million. The constant prices used at December 31, 2002 were calculated on the basis of market prices in effect on that date and were approximately $28.20 per barrel of oil and $2.96 per Mcf of gas.

         The Company intends to pursue a strategy of development drilling, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas. Currently, the Company's operations are focused on the full development of the Field, where the Company operates 724 gross (572 net) oil wells, including 261 gross (210 net) injection wells. Inland pioneered the secondary water flood recovery processes used in the Field and currently operates 24 approved secondary recovery projects in the area. Budgeted development expenditures for 2003 in the Field are estimated to be $18-$20 million net to the Company.

         Effective January 31, 2000, Inland sold all of its capital stock in Refining to Silver Eagle Refining, Inc. ("Silver Eagle") for $500,000 and the assumption of various refinery liabilities and obligations. Refining owned the Wood Cross Refinery in Woods Cross, Utah and the Roosevelt Refinery in Roosevelt, Utah (which was non-operating at the time of sale and not operated by Inland while owned ). Prior to the sale, the existing cash, inventory, accounts receivable and a note receivable were transferred to Inland Working Capital Corp ("IWCC") , a wholly-owned subsidiary of Inland. IWCC agreed to satisfy various accounts payable and liabilities not assumed as part of the purchase price. As a result of the sale of Refining to Silver Eagle, the Company is no longer engaged in the business of refining crude oil and marketing refined petroleum products. IWCC subsidiary was formally dissolved in July 2001.

CHANGES OF CONTROL AND RECAPITALIZATIONS.

         1999 Exchange Agreement - On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio") (Portfolio and Fund V collectively being referred to as "TCW"), Inland Holdings LLC ("Holdings"- whose members are Fund V and Portfolio) and Joint Energy Development Investments II Limited Partnership ("JEDI"). Pursuant to the Exchange Agreement, Fund V agreed to exchange $75 million in principal amount of subordinated indebtedness of IPC plus accrued interest of $5.7 million and Portfolio agreed to exchange warrants to purchase 15,852 shares of Common Stock for the following securities of Inland, all issued to Holdings,: (1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of Common Stock on December 14, 1999, and (3) 1,164,295 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (A) 121,973 shares of Series E Preferred Stock and (B) 292,098 shares of Common Stock (the "Recapitalization"). The Series C Preferred Stock bore annual dividends at a rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

         March 2001 Transaction - On March 20, 2001, Hampton Investments LLC ("Hampton"), an affiliate of Smith Management LLC ("Smith"), purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the Exchange Agreement. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, Hampton owned 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock as of March 20, 2001 and Holdings owned 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock as of March 20, 2001. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings.

         August 2001 Transaction - On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo Securities Corp. ("Pengo"), transferee from SOLVation Inc., a company affiliated with Smith, and entered into other restructuring transactions as described below. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW Subordinated Note (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

         The Company also issued a second $5 million unsecured junior subordinated note to Pengo. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW Subordinated Note or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to Holdings and other Company working capital needs.

         In conjunction with the issuance of the two subordinated notes to Pengo, the Series D Preferred and Series E Preferred stock held by Holdings were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. Holdings had previously purchased the Series E Preferred Stock from Hampton. The TCW Subordinated Note amount of $98,968,964 represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. The interest rate on this debt is 11% per annum compounded quarterly. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D and Series E Preferred stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to Holdings and the aggregate liquidation value of the Series D and E preferred stock plus accrued dividends of $1,449,000 was recorded as an increase to additional paid-in capital.

         As part of this restructuring, Holdings also sold to Hampton, 1,455,390 shares of Inland common stock held by Holdings. Consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company. Holdings also terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors to Hampton. However, Holdings has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Company's stockholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with Holdings that Hampton will have the right to appoint at least two members to the board.

         January 30, 2003 Transaction - An amendment to the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. The bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" (discussed below) except that the Company will be able to use the $5 million letters of credit for commodity price hedging for a period of 90 days after the date of the amendment.

         On January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest, for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest, for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002. The Company will authorize 1,100,000 shares of Series F Preferred Stock.

         In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive, in preference to the holders of the common stock, a per share amount equal to $100, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all accrued or declared but unpaid dividends on such shares. Each share of Series F Preferred Stock will be automatically converted into 100 shares of the Company's common stock when sufficient shares of Common Stock have been authorized.

         TCW and two Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of its holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

         Upon the formation of Newco and closing of the TCW and Smith Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's stockholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation. Stockholders unaffiliated with Newco are expected to receive cash of t $1.00 per share as a result of the Merger.

         Stockholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Stockholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public stockholders, but will instead receive the appraised value, which may be more or less than $1.00 per share.

         The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by three shareholders. On February 3, 2003, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in order to complete the TCW and Smith Exchange.

         At the date of this report, however, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange. The Company's inability to effect the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful.

         In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit, and therefore, there is a substantial doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

         General. The Company conducts exploration and production activities primarily through IPC, which owns all of the oil and gas acreage, wells, gas gathering systems, water delivery, injection and disposal systems and other oil and gas related tangible assets of the Company. IPC serves as the operator of 724 wells, or 98% of the wells in which the Company has an interest. Certain disclosures with respect to production, exploration and transportation activities for Inland's fiscal years 2002, 2001 and 2000 are set forth in pages F-24 and F-27 of this Annual Report.

         Oil and Gas Reserves. The following table sets forth the Company's estimated quantities of proved oil and gas reserves and the estimated future net revenues (by reserve categories) without consideration of indirect costs such as interest, administrative expenses or income taxes. These estimates were prepared by the Company, with certain portions having been reviewed by Ryder Scott Company, L.P., an independent reservoir engineering firm. The review by Ryder Scott Company, L.P. consisted of properties which comprised approximately 80% of the total present worth of future net revenue discounted at 10% as of December 31, 2002. See also, the Supplemental Oil and Gas Disclosures appearing on pages F-24 through F-27 of this Annual Report.

                                                      As of December 31, 2002
                                            ------------------------------------------
                                              Proved          Proved          Total
                                             Developed     Undeveloped       Proved
                                            ------------   ------------   ------------
                                                          (In thousands)
Net Proved Reserves
  Oil (MBls)                                      17,148         33,991         51,139

  Gas (MMcf)                                      23,740         60,248         83,988

  Natural Gas Liquids (MBls)                         520          1,307          1,827

  MBOE (6Mcf per Bbl)                             21,625         45,338         66,963

Estimated Future Net Revenues(1)            $    314,010   $    726,452   $  1,040,462
Present Value of Future Net Revenues(2)     $    175,373   $    218,028   $    393,401

----------

     (1) Pre-tax and undiscounted.

     (2) Pre-tax and discounted at 10%.

         Future net revenues from reserves at December 31, 2002 were calculated on the basis of market prices in effect on that date and were approximately $28.20 per barrel of oil and $2.96 per Mcf of gas. The value of the estimated proved gas reserves are net of deductions for shrinkage and natural gas required to power field operations.

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


                                        Year Ended December 31,
                                 ------------------------------------
                                    2002         2001         2000
                                 ----------   ----------   ----------
Net Production:
   Oil (MBbls)                        1,122        1,212        1,072
   Gas (MMcf)(1)                      2,106        2,423        2,289
   Natural Gas Liquids (MBbls)           15           --           --
       Total (MBOE)                   1,488        1,616        1,454
Average Sale Price(2):
   Oil (per Bbl)                 $    22.88   $    22.31   $    26.71
   Gas (per Mcf)                 $     1.96   $     3.05   $     2.60
Average Production Cost:
       ($/BOE)(3)                $     7.35   $     5.78   $     5.23

----------

     (1) Net of lease fuel used for operations.

     (2) Does not reflect the effects of hedging transactions.

     (3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and the administrative costs of production offices, insurance and property taxes.

         Drilling Activities. The following table sets forth the number of oil and gas wells drilled during 2002, 2001 and 2000 in which the Company had an interest.

                            2002                2001                 2000
                     -----------------   -----------------   --------------------
                      Gross      Net      Gross      Net      Gross         Net
                     -------   -------   -------   -------   -------      -------
Development wells:
Oil(1)                    17        13        44      34.5        43(2)      34.5(2)
Dry                       --        --         1        .5         1            1
                     -------   -------   -------   -------   -------      -------
Total                     17        13        45      35.0        44         35.5
                     =======   =======   =======   =======   =======      =======

     (1) All of the completed wells have multiple completions, including both oil completions and gas completions. Consequently, pursuant to the rules of the Securities and Exchange Commission, each well is classified as an oil well.

     (2) Three of the wells (gross and net) were completed as water injection wells.

         The information contained in the foregoing table should not be considered indicative of future drilling performance nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company. The Company does not anticipate any significant acquisitions of properties or major equipment at this time.

         The Company owns a drilling rig acquired in October 2002 which conducts operations exclusively for the Company.

         Productive Oil And Gas Wells and Water Injection Wells. The following table reflects the number of productive oil and gas wells and water injection wells in which the Company held a working interest as of December 31, 2002:

                           Wells(1)
           ---------------------------------------
                 Gross                Net(2)
           ------------------   ------------------
                      Water                Water
Location   Oil(1)   Injection   Oil(1)   Injection
--------   ------   ---------   ------   ---------
Utah(3)       478         264      365         210

     (1) The Company is an operator of 724 gross wells (572 net) and a non-operator with respect to 18 gross (3 net) wells.

     (2) Net wells represent the sum of the actual percentage working interests owned by the Company in gross wells at December 31, 2002.

     (3) All of the Company's wells are located in the Field.

         Acreage Data. The following table reflects the developed and undeveloped acreage that the Company held as of December 31, 2002:

           Developed Acreage   Undeveloped Acreage(1)
           -----------------   ----------------------
            Gross      Net      Gross           Net
Location    Acres     Acres     Acres          Acres
--------   -------   -------   -------        -------
Utah(2)     28,432    22,444    83,368         61,850

     (1) Undeveloped acreage includes 58,303 gross (43,604 net) acres held by production at December 31, 2002.

     (2) All of the Company's acreage is located in the Field.

         As of December 31, 2002, the undeveloped acreage not held by production involves 117 leases with remaining terms of up to 6 years. Leases covering approximately 2,471 net acres have expiration dates in 2003. The Company intends to renew expiring leases in areas considered to have good development potential. The Company also intends to continue paying delay rentals and minimum royalties necessary to maintain these leases (an expense estimated to be approximately $87,000 net to the Company in 2003). To the extent that wells cannot be drilled in time to hold a lease, which the Company desires to retain, the Company may negotiate a farm-out arrangement of such lease and may retain an override or back-in interest.

         Secondary Recovery Enhancement Activities. Inland presently engages in secondary recovery enhancement operations in the Field through water flooding. Water flooding involves the pumping of large volumes of water into an oil producing reservoir to increase and maintain reservoir pressures and displace oil, resulting in greater crude oil production. Inland currently operates 24 approved water flood units or areas. At December 31, 2002, the Company had 264 wells (including 3 non operated wells) injecting an aggregate of approximately 17,000 BWPD. During 2002, the Company installed 13 miles of water pipelines to handle low pressure water delivery and high pressure water injection. The Company also converted 33 gross (26 net) oil wells into injection wells. At December 31, 2002, the Company owned and operated 195 miles of water pipelines and seven water injection plants with an injection capacity of 20,000 BWPD. Inland has experienced stabilized or increasing production in many wells offsetting its water injection operations. Inland intends to continue aggressively developing secondary recovery water flood operations by extending infrastructure and initiating injection in up to 35 wells in the Field during 2003.

         The Company has agreements with the Johnson Water District, the Upper Country Water District and the State of Utah to take up to 37,000 BWPD, subject to availability, from their water pipelines for the Company's water flood injection operations in the Field. All water rights are subject to various terms and conditions including state and federal environmental regulations and system availability. Inland believes that these agreements will provide sufficient water to handle all water injection needs at peak field development.

         Gas Gathering and Transportation Systems. As of the 2002 year end, the Company produced approximately 13 MMcf of natural gas per day and sold approximately 9.5 MMcf of natural gas per day. The difference between the volume of natural gas produced and sold is the amount of natural gas that the Company uses as lease fuel for operations. The

Company collects and markets approximately 90% of its operated gas production using its gas gathering, transportation and compression system. The system consists of approximately 367 miles of pipelines and 2 compression facilities using 5 compressors and 2 dehydration units, a sulfatreat unit and gas conditioning plant with a throughput capacity of 20 MMcf per day. The gas conditioning plant lowers the Btu content of the gas to meet specifications, and generates approximately 0.8 gallons of hydrocarbon liquids per Mcf of gas processed. The gas conditioning plant commenced operations in September of 2002. The sulfatreat unit commenced operations in March 2003. The sulfatreat unit treats the gas for trace amounts of hydrogen sulfide.

         Delivery Commitments. The Company has long term purchase agreements with Big West and Wasatch, but there are no material delivery commitments under such contracts.

         Markets for Oil and Gas. The availability of a ready market and the prices obtained for the Company's oil and gas depend on many factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. The crude oil produced from the Field is called Black Wax. The Black Wax produced from the Field is primarily transported by truck and refined in Salt Lake City at one of four large refineries operated by Big West, Tesoro (formally BP), ChevronTexaco and ConocoPhillips. Transportation of large quantities of Black Wax by pipeline is not currently feasible., . Black Wax is a valuable commodity since it is low in sulfur content and can be distilled and cracked into high margin petroleum products such as gasoline, diesel and jet fuel; however, it does not blend well with other crude oil feedstocks in the refining process. Since Black Wax has limited compatibility in blending, the demand for Black Wax tends to become inelastic as the supply of Black Wax reaches the cracking and blending capacity of the Salt Lake City refineries. The Company estimates the existing refining capacity for Black Wax in Salt Lake City to be higher than local production.

         The Company has various contracts to sell its Black Wax crude oil to the Salt Lake City refiners. The pricing mechanism under each contract is directly related to the average monthly settlement prices of certain futures contracts quoted on the New York Mercantile Exchange index ("NYMEX"). The negative basis differential between NYMEX and the Company's wellhead price averaged $3.13 per barrel during year 2002. From January 2002 and through December 2005, the Company has a contract with Big West to sell up to 7,000 barrels of oil per day at NYMEX less $3.00 per barrel. The NYMEX price ranged from $17.97 to $32.72 during 2002 and was $29.39 for December 2002. The NYMEX price ranged from $19.40 to $29.69 during 2001 and was $19.40 for December 2001. During 2002 and 2001, the Company sold 46% and 0%, respectively, of its oil production to Big West. During 2002 and 2001, the Company sold 26% and 56%, respectively, of its oil production to Tesoro (formally BP). During 2002 and 2001, the Company sold 28% and 35%, respectively, of its oil production to ChevronTexaco.

         Periodically, the Company enters into commodity contracts to hedge or otherwise reduce the impact of oil price fluctuations. The amortized cost and the monthly settlement gain or losses are reported as adjustments to revenue in the period in which the related oil is sold. Hedging activities do not affect the actual sales price for the Company's crude oil. The Company is subject to the creditworthiness of its counterparties since the contracts are not collateralized. Prior to January 1, 2002, the Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, Enron and ENAC filed for Chapter 11 bankruptcy., Under the provisions of SFAS No. 133, the Company ceased accounting for the ENAC derivative contracts as hedges at a date corresponding to the deterioration in the credit of ENAC and Enron in mid-October 2001. At this date, changes in the fair value of the derivative contracts no longer were considered effective in offsetting changes in the cash flows of the hedged production. Consequently, the Company recorded a loss of $2.2 million for the year ended December 31, 2001 and deferred a corresponding amount in accumulated other comprehensive income, based on the estimated fair value of the derivative contracts at that date.

         Of the $2.2 million deferred in accumulated other comprehensive income, $1,444,000 and $480,000 was reclassified out of accumulated other comprehensive income in 2002 and 2001, respectively, resulting in increases in crude oil sales revenues. The remaining $231,000 deferred in accumulated other comprehensive income will be reclassified to crude oil sales revenue in 2003.

         The Company markets substantially all of its operated gas production. The Company had contracts to sell 3,400 Mcf per day from January 2001 through October 2001 at $4.70 per Mcf. Also, the Company had contracts to sell 5,042 Mcf per day from November 2001 through March 2002 at $2.89 per Mcf and 5,042 Mcf per day from April 2002 through October of 2002 at $2.28 per Mcf. The Company currently has contracts to sell 5,130 Mcf per day from November 2002 through October 2003 at $2.61 per Mcf and 3,420 Mcf per day from November 2002 through October of 2003 at $2.59 per Mcf. Natural gas marketed by the Company not subject to gas purchase agreements is sold on a month-to-month basis in the spot market, the price of which ranged from $1.09 per Mcf to $3.29 per Mcf during 2002 and from $1.13 per Mcf to $10.21 per Mcf during 2001, and was $2.91 per Mcf for December 2002. All spot market sales during 2002 and 2001 were made to Wasatch Energy Corporation ("Wasatch"). Inland believes that the loss of Wasatch as a purchaser of its gas production would not have a material adverse effect on its results of operations due to the availability of other natural gas purchasers in the area.

         Hydrocarbon liquids produced at the Company's gas conditioning plant are marketed as "Y" grade liquids by Custom Energy Construction Inc., an unaffiliated party. The facility commenced operations in September 2002 and produced 1.1 million gallons or 26,057 barrels of hydrocarbon liquids for the September through December 2002 period. The average net price received for the "Y" grade liquids for the four months in 2002 was $19.28 per barrel or $.459 per gallon.

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

         Environmental Regulation. The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2003.

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

         The following environmental laws and regulatory programs appeared to be the most significant to the Company's operations in 2002, and are expected to continue to be significant in 2003:

         Regulated Access to Public Lands. A substantial portion of the Company's operations occur on federal leaseholds. During 1996, the Vernal, Utah office of the Bureau of Land Management ("BLM") undertook the preparation of an

Environmental Assessment ("EA") to evaluate the environmental impacts of the Company's proposed development plan within the Field. The Agency's Record of Decision ("ROD") on the EA, which was issued on February 3, 1997, identified surface stipulations and mitigation measures that the Company must implement to protect various surface resources, including protected and sensitive plant and wildlife species, archaeological and paleontological resources, soils and watersheds. The Company has proven itself successful at continuing to develop oil and gas resources in the Field while complying with the surface stipulations and mitigation measures contained in the 1997 ROD. In 2002, the BLM began evaluating the environmental impacts of 600 to 900 new wells proposed for development by the Company over a five to ten year period beginning in 2004. An Environmental Impact Statement ("EIS") is currently being prepared by BLM, and a final ROD on the EIS should be issued in mid-2003.

         On February 16, 1999, the United States Fish and Wildlife Service ("USFWS") issued a Proposed Rule to list the mountain plover, a small ground-nesting bird, as "threatened" under the Federal Endangered Species Act. The Field contains the only known breeding population of mountain plover in Utah. On December 5, 2002, The USFWS re-opened the comment period for the proposed listing of the mountain plover. The USFWS and BLM are likely to implement additional restrictive surface stipulations in the Field once a Final Rule to list the mountain plover as threatened is issued. Based on preliminary discussions with the USFWS and BLM, the Company believes it will be able to comply with any additional surface stipulations without causing a material impact on its future drilling plans in the Field.

         Clean Water and Oil Pollution Regulatory Programs. The federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). The Company's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company's production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2002, the Company had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

         The Company has obtained the necessary permits for the Class II injection wells it operates, and monitors the water quality of injection water at several injection stations. The Company also maintains a schedule to conduct mechanical integrity tests for each well every five years. The Company experienced some difficulty monitoring and regulating injection pressures at each individual injection well during the period from 1995 to 1998. The Company reached a final Settlement with EPA on injection well over pressuring during the 1995 to 1998 time period, and has fulfilled its obligations under that settlement agreement. The Company developed a computer program in 1999 to assist with monitoring injection pressures that has enhanced the Company's efforts to meet EPA requirements.

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

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

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

         Environmental Regulations Associated with Discontinued Refining Operations. As of December 31, 2002, the Company was not aware of any remaining liabilities associated with any of its previously held refining properties. There remains, however, the possibility that federal, state, or local governmental agencies, or private parties could attempt to join the Company in clean-up efforts associated with previously held refining properties should they be required.

EMPLOYEES

         At March 12, 2003, the Company had 114 employees, consisting of 5 officers, 23 technical, clerical and administrative employees and 86 field operations staff involved in the Company's oil and gas operations in Utah.

SEC REPORTS

         The Company is obligated to file with the Securities and Exchange Commission certain interim and periodic reports including this annual report containing audited financial statements. The Company intends to continue filing these reports under the Securities Exchange Act of 1934 until such time that the Merger becomes effective, when it will elect to terminate its registration under such Act. The Company does not maintain a website or otherwise post any of its reports on the Internet.

OTHER PROPERTY

         The Company's principal executive office is located in Denver, Colorado. The Company leases approximately 16,500 square feet pursuant to a lease that expires in December 2003 and provides for a rental rate of $25,000 per month. Such space is adequate for the foreseeable future. The Company owns the Roosevelt Utah field office (20,200 square feet) and land (40 acres).

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

None.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since July 29, 1999, Inland's Common Stock has been traded over-the-counter and quoted from time to time in the OTC Bulletin Board and in the "Pink Sheets" under the trading symbol "INLN". Prior to July 29, 1999, Inland's Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "INLN". As of March 14, 2003, there were approximately 506 holders of record of Inland's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated after July 29, 1999. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.


                                      Common Stock Bid Price Range
                                      ----------------------------
                                       High                   Low
                                      ------                 -----
YEAR ENDED DECEMBER 31, 2002
 First Quarter ....................   $ 2.75                 $1.40
 Second Quarter ...................     2.40                  2.00
 Third Quarter ....................     2.50                  1.40
 Fourth Quarter ...................     1.50                   .90

YEAR ENDED DECEMBER 31, 2001
 First Quarter ....................   $ 1.87                 $1.03
 Second Quarter ...................     1.69                  1.25
 Third Quarter ....................     1.60                  1.30
 Fourth Quarter ...................     2.10                  1.32

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

DISCLOSE ANY REDEMPTIONS OF CAPITAL STOCK DURING THE FOURTH QUARTER OF 2002

None.

EQUITY COMPENSATION PLAN INFORMATION

                                         (a)                      (b)                     (c)
                               -----------------------    -------------------   -----------------------
                                                                                  Number of securities
                                                                                remaining available for
                                                                                 future issuance under
                               Number of securities to      Weighted-average      equity compensation
                               be issued upon exercise     exercise price of        plans (excluding
                               of outstanding options,    outstanding options   securities reflected in
Plan category                    warrants and rights      warrants and rights          column (a)
-------------                  -----------------------    -------------------   -----------------------
Equity compensation plans
approved by security
holders                                          7,980               $49.49                      63,300

Equity compensation plans
not approved by security
holders                                        325,000               $ 2.67                           0

Total                                          332,980               $ 3.80                      63,300

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth-selected historical consolidated financial and operating data for Inland as of and for each of the five years ended December 31, 2002. Such data should be read together with the historical consolidated financial statements of Inland incorporated in this annual report.

                                                                                 Year Ended December 31,
                                                               --------------------------------------------------------
                                                                 2002        2001        2000        1999        1998
                                                               --------    --------    --------    --------    --------
                                                                    (dollars in thousands, except for unit amounts)
REVENUE AND EXPENSE DATA:
Revenues:
   Oil and gas sales .......................................   $ 29,878    $ 31,967    $ 28,497    $ 16,399    $ 21,278
Operating expenses:
   Lease operating expenses ................................     10,935       9,344       7,596       7,160       8,362
   Production taxes ........................................        357         479         483         192         454
   Exploration .............................................        136         143         135         155         153
   Impairment ..............................................         --          --          --          --       1,327
   Depletion, depreciation and amortization ................      8,756       9,106       7,816       9,882      12,025
   General and administrative, net .........................      1,199       1,486       2,128       3,136       2,061
                                                               --------    --------    --------    --------    --------
      Total operating expenses .............................     21,383      20,558      18,158      20,525      24,382
                                                               --------    --------    --------    --------    --------
Operating income (loss) ....................................      8,495      11,409      10,339      (4,126)     (3,104)
Interest expense ...........................................    (18,227)    (12,031)     (8,298)    (15,989)    (14,895)
Unrealized derivative loss .................................         --      (2,200)         --          --          --
Interest and other income ..................................        104         626         103          72         107
                                                               --------    --------    --------    --------    --------
Net income (loss) from continuing operations ...............     (9,628)     (2,196)      2,144     (20,043)    (17,892)
Loss from discontinued operations ..........................         --          --        (250)    (16,274)     (5,560)
                                                               --------    --------    --------    --------    --------
Net income (loss) before extraordinary loss and
   cumulative effect of change in accounting principle .....     (9,628)     (2,196)      1,894     (36,317)    (23,452)
Extraordinary loss .........................................         --          --          --        (556)         --
Cumulative effect of change in accounting principle ........         --          45          --          --          --
                                                               --------    --------    --------    --------    --------
Net income (loss) ..........................................     (9,628)     (2,151)      1,894     (36,873)    (23,452)
Accrued Preferred Series C Stock dividends .................         --          --          --        (663)     (1,084)
Accrued Preferred Series D Stock dividends .................         --      (6,342)     (9,732)     (2,262)         --
Accrued Preferred Series E Stock dividends .................         --        (980)     (1,506)       (350)         --
Accretion of Preferred Series D Stock discount .............         --      (3,318)     (6,300)     (1,473)         --
Accretion of Preferred Series E Stock discount .............         --        (535)       (900)       (220)         --
Excess carrying value of preferred over
  redemption consideration .................................         --       1,449          --          --          --
                                                               --------    --------    --------    --------    --------
Net loss attributable to common stockholders ...............   $ (9,628)   $(11,877)   $(16,544)   $(41,841)   $(24,536)
                                                               ========    ========    ========    ========    ========
Net income (loss) ..........................................   $ (9,628)   $ (2,151)   $  1,894    $(36,873)   $(23,452)
Cumulative effect of a change in accounting principle ......         --      (1,972)         --          --          --
Change in fair value of derivative contracts ...............     (3,219)      1,186          --          --          --
Derivative contract settlements ............................        220       2,461          --          --          --
                                                               --------    --------    --------    --------    --------
Comprehensive income (loss) ................................   $(12,627)   $   (476)   $  1,894    $(36,873)   $(23,452)
                                                               ========    ========    ========    ========    ========
Loss per common share from continuing operations
     Basic and diluted .....................................   $  (3.32)   $  (4.11)   $  (5.62)   $ (17.56)   $ (22.62)
Loss per common share before extraordinary loss and
  cumulative effect of change in accounting
    principle
     Basic and diluted .....................................   $  (3.32)   $  (4.11)   $  (5.62)   $ (28.99)   $ (29.25)

Loss per common share:
     Basic and diluted .....................................   $  (3.32)   $  (4.09)   $  (5.71)   $ (29.37)   $ (29.25)


                                                                                     Year Ended December 31,
                                                               ------------------------------------------------------------------
                                                                  2002          2001          2000          1999          1998
                                                               ----------    ----------    ----------    ----------    ----------
                                                                        (dollars in thousands, except for unit amounts)
BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net ................................   $  166,334    $  162,025    $  148,955    $  142,412    $  159,105
Total assets ...............................................      177,216       173,376       160,065       153,402       187,781
Debt .......................................................      211,906       197,456        83,500        79,082       156,973
Preferred stock ............................................           --            --        91,243        72,805        11,102
Stockholders' equity (deficit) .............................      (43,039)      (30,412)      (20,210)       (3,666)        7,039
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities ........   $   11,876    $   16,663    $    7,992    $   (7,513)   $    6,822
Net cash used in investing activities ......................      (13,605)      (22,289)      (14,137)       (3,772)      (39,391)
Net cash provided by financing activities ..................        1,305         6,727         4,085        10,502        47,076
OPERATING DATA:
Sales volumes (net):
     Oil (MBbls) ...........................................        1,122         1,212         1,072         1,165         1,501
     Gas (MMcf) ............................................        2,106         2,423         2,289         2,901         3,006
     Natural Gas Liquids (MBbls) ...........................           15            --            --            --            --
     MBOE ..................................................        1,488         1,616         1,454         1,649         2,002
     BOEPD .................................................        4,077         4,427         3,973         4,518         5,485
Average prices (excluding hedging activities):
     Oil (per Bbl) .........................................   $    22.88    $    22.31    $    26.71    $    14.38    $     9.82
     Gas (per Mcf) .........................................         1.96          3.05          2.60          1.56          2.00
     Natural Gas Liquids (per Bbl) .........................        19.47            --            --            --            --
     Per BOE ...............................................        20.43         21.30         23.79         12.90         10.35
Production and operating costs (per BOE)(1) ................   $     7.35    $     5.78    $     5.23    $     4.34    $     4.18

     (1) Excludes production taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 2002, 2001, and 2000.

GENERAL

         Inland is an independent energy company engaged in the acquisition, development and enhancement of oil and gas properties in the western United States. All of the Company's oil and gas reserves are located in the Monument Butte Field (the "Field") within the Uinta Basin of northeastern Utah.

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

         Successful Efforts Method of Accounting. The Company accounts for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

         The application of the successful efforts method of accounting requires management's judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of gas and oil leasehold acquisition costs requires judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

         The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding a gas and oil field that will be the focus of future development drilling activity. Any initial exploratory wells that are unsuccessful are expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

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

         Impairment of Oil and Gas Properties. The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected undiscounted future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of producing gas and oil properties in 2002, 2001 or 2000. Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties.

         Derivative Instruments and Hedging Activities. The Company periodically hedges a portion of its gas and oil production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to our cash flows in an environment of volatile gas and oil prices and to manage the exposure to commodity price risk. We recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. For cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivative instruments that do not qualify as hedges, changes in fair value are recognized in earnings currently.

         The estimation of fair values for our hedging derivatives requires substantial judgment. The fair values of our derivatives are estimated on a monthly basis using an option-pricing model. The option-pricing model uses various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates.

         Revenue recognition. The Company is engaged in the acquisition, development, and enhancement of oil and gas properties of crude oil and natural gas. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We derive our revenue primarily from the sale of produced crude oil and natural gas. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 60 days after the date of production. At the end of each period we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received. The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

         Oil and Gas Sales. Crude oil and natural gas sales revenues for the year ended December 31, 2002 decreased $2.1 million, or 6.5% from the previous year. As shown in the table below, the $2.1 million decrease in 2002 was caused by lower crude oil and natural gas sales volumes offset partially by increased natural gas liquids sales volumes, lower hedging loss and the reclass of $1,444,000 of non-cash hedging gains from accumulated other comprehensive income to oil and gas revenues. Oil sales in 2002 were $1.4 million, or 5%, lower than in 2001 due to lower sales volumes offset by partially higher sales prices. Gas sales in 2002 were $3.3 million, or 44%, lower than in 2001 due to lower sales volumes and lower sales prices. The Company operates and is in control of over 98% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 85% and 79% during 2002 and 2001, respectively. Crude oil will continue to be the predominant product produced from the Field.

         The Company periodically enters into price protection agreements to hedge against volatility in crude oil prices. During 2001, the Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused default on all of the Company's hedging contracts from November 2001 through September 30, 2003. As discussed in Note 2 to the Consolidated Financial Statements, in 2001 the Company recorded a loss of $2.2 million to the statement of operations to reflect ineffectiveness of the derivative contracts and deferred a corresponding amount in accumulated other comprehensive income. Of the $2.2 million deferred in accumulated other comprehensive income, $1.4 million and $480,000 was reclassified out of accumulated other comprehensive income in 2002 and 2001, respectively, resulting in increases in crude oil sales revenues. The remaining $231,000 deferred in accumulated other comprehensive income will be reclassified to oil and gas sales revenue in 2003. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to oil and gas sales revenue in the period in which the related oil is sold. Excluding the effects of the ENAC derivatives discussed above, oil and gas sales revenues were decreased by $1.7 million and $2.5 million during year 2002 and 2001, respectively, to recognize hedging contract settlement losses. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk".


                                Year Ended December 31, 2002            Year Ended December 31, 2001
                            ------------------------------------    ------------------------------------
                            Net Volume                              Net Volume
                            (MBbls or      Average      Sales       (MBbls or     Average       Sales
                              MMcfs)        Price     (in 000's)      MMcfs)       Price      (in 000's)
                            ----------   ----------   ----------    ----------   ----------   ----------
Crude Oil Sales                  1,122   $    22.88   $   25,668         1,212   $    22.31   $   27,034
Natural Gas Sales                2,106   $     1.96        4,138         2,423   $     3.05        7,394
Natural Gas Liquids                 15   $    19.47          292            --           --           --
Reclass of non-cash gains
  from Accumulated Other
  Comprehensive Income                                     1,444                                      --
Hedging Loss                                              (1,664)                                 (2,461)
                                                      ----------                              ----------
Total Oil and Gas Sales                               $   29,878                              $   31,967
                                                      ----------                              ----------

         Lease Operating Expenses. Lease operating expense for the year ended December 31, 2002 increased $1,591,000, or 17% from the previous year. Lease operating expense per BOE increased from $5.78 per BOE sold in 2001 to $7.35 per BOE in 2002. The increase in lease operating expenses is due to an increase in well count resulting from the drilling of 17 new wells and returning 32 shut in wells to production and higher costs of materials and labor due to increased demand for products, services and employees in the Monument Butte region and neighboring areas.

         Production Taxes. Production taxes as a percentage of sales were 1.2% in 2002 and 1.4% in 2001. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate.

         Exploration. Exploration expense in 2002 and 2001 represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 2002 decreased 4%, or $350,000, from the previous year. The decrease resulted from decreased oil and gas sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average actual depletion rate was $5.46 per BOE sold during 2002 compared to $5.26 per BOE sold during 2001. An increase in 2001 capital expenditures increased the actual depletion rate in 2002. Based on December 31, 2002 proved oil and gas reserves, the Company's depletion rate entering 2003 is $5.57 per BOE.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 2002 decreased $287,000, or 19% from the previous year. General and administrative expense is reported net of operator fees and reimbursements which were $8.5 million and $7.5 million during 2002 and 2001, respectively. Gross general and administrative expense was $9.7 million in 2002 and $9.0 million in 2001. The lower net general and administrative expenses for 2002 from the previous year was due to higher reimbursement from operating overhead and labor partially offsetting the Company's higher labor and benefit costs.

         Interest Expense. Interest expense for the year ended December 31, 2002 increased $6.2 million, or 52% from the previous year. The increase was the result of the August 2, 2001 issuance of subordinated debt of $109 million at a rate of 11% per annum. Interest expense on the subordinated debt for 2002 and 2001 was $13 million and $5 million, respectively. Offsetting the higher subordinated debt interest was interest on the senior bank debt, which decreased $1.9 million or 29% from the previous year, due to lower floating interest rates. Borrowings during 2002 and 2001 were at effective interest rates of 8.9% and 8.8%, respectively.

         Other Income. Other income in 2002 and 2001 primarily represents interest earned on the investment of surplus cash balances and miscellaneous other income.

         Income Taxes. In 2002 and 2001, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued in 2001 represented those dividends earned through August 1, 2001 . As discussed under
Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was cancelled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued in 2001 represented those dividends earned through August 1, 2001 . As discussed under
Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was cancelled on August 2, 2001.

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

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         Oil and Gas Sales. Crude oil and natural gas revenue for the year ended December 31, 2001 increased $3.5 million, or 12% from the previous year. As shown in the table below, the $3.5 million variance in 2001 was caused by higher oil and natural gas sales volumes and higher average natural gas prices, offset partially by lower crude oil prices. The Company operates and is in control of over 98% of its oil and gas production. Crude oil sales as a percentage of total oil and gas sales were 79% and 83% during 2001 and 2000, respectively. Crude oil will continue to be the predominant product produced from the Field.

         The Company periodically enters into price protection agreements to hedge against volatility in crude oil prices. During 2001 and 2000, the Company entered into all of its hedging contracts with ENAC. On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused default on all of the Company's hedging contracts from November 2001 through September 30, 2003. As discussed in Note 2 to the Consolidated Financial Statements, the Company recorded a loss of $2.2 million to the statement of operations to reflect ineffectiveness of the derivative contracts and deferred a corresponding amount in accumulated other comprehensive income. Of the $2.2 million deferred in accumulated other comprehensive income, $480,000 was reclassified out of accumulated other comprehensive income in 2001 resulting in an increase in crude oil sales revenues. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to oil and gas sales revenue in the period in which the related oil is sold. Excluding the effects of the ENAC derivative discussed above, oil and gas sales revenues were decreased by $2.5 million and $6.1 million during year 2001 and 2000, respectively, to recognize hedging contract settlement losses. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

                              Year Ended December 31, 2001            Year Ended December 31, 2000
                          ------------------------------------    ------------------------------------
                          Net Volume                              Net Volume
                          (MBbls or     Average        Sales      (MBbls or      Average       Sales
                            MMcfs)       Price      (in 000's)      MMcfs)       Price      (in 000's)
                          ----------   ----------   ----------    ----------   ----------   ----------
Crude Oil Sales                1,212   $    22.31   $   27,034         1,072   $    26.71   $   28,627
Natural Gas Sales              2,423   $     3.05        7,394         2,289   $     2.60        5,953
Hedging Loss                                            (2,461)                                 (6,083)
                                                    ----------                              ----------
Total Oil and Gas Sales                             $   31,967                              $   28,497
                                                    ----------                              ----------

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

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the year ended December 31, 2001 increased 17%, or $1.3 million, from the previous year. The increase resulted from increased sales volumes and a higher average depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's average depletion rate was $5.26 per BOE sold during 2001 compared to $4.95 per BOE sold during 2000. An increase in the 2000 and 2001 capital expenditures, which were not offset by an increase in oil and gas reserves until the end of 2001, increased the actual depletion rate in 2001.

         General and Administrative, Net. General and administrative expense for the year ended December 31, 2001 decreased $642,000, or 30% from the previous year. General and administrative expense is reported net of operator fees and reimbursements which were $7.5 million and $5.5 million during 2001 and 2000, respectively. Gross general and administrative expense was $9 million in 2001 and $7.6 million in 2000. The lower net general and administrative expenses for 2001 was due to higher reimbursement from operating overhead, drilling and labor due to the 2001 drilling program offset by higher labor and benefit costs.

         Interest Expense. Interest expense for the year ended December 31, 2001 increased $3.7 million, or 45% from the previous year. The increase was the result of the August 2, 2001 issuance of subordinated debt of $109 million at a rate of 11% per annum. Interest expense on the subordinated debt for 2001 was $5 million compared to none for 2000. Interest on the senior bank debt decreased $1.5 million or 19% from the previous year due to lower floating interest rates. Borrowings during 2001 and 2000 were recorded at effective interest rates of 8.8% and 10.2%, respectively.

         Other Income. Other income in 2001 and 2000 primarily represents interest earned on the investment of surplus cash balances and miscellaneous other income.

         Income Taxes. In 2001 and 2000, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

         Preferred Series D Stock Dividends. Inland's Preferred Series D Stock accrued dividends at 11.25% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was canceled in exchange for the TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Dividends. Inland's Preferred Series E Stock accrued dividends at 11.5% compounded quarterly. The amount accrued represented those dividends earned through August 1, 2001 and during 2000, respectively. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was canceled on August 2, 2001.

         Preferred Series D Stock Discount. Inland's Preferred Series D Stock was initially recorded on the financial statements at a discount of $20.2 million and was being accreted to face value ($80.7 million) over the minimum mandatory redemption period, that started on April 1, 2002 and ended on April 1, 2004. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series D Stock was canceled in exchange for TCW subordinated notes and $2 million on August 2, 2001.

         Preferred Series E Stock Discount. Inland's Preferred Series E Stock was initially recorded on the financial statements at a discount of $4.2 million and was being accreted to face value ($12.2 million) over the period to the minimum mandatory redemption date of April 1, 2004. As discussed under Note 4 to the Consolidated Financial Statements, the Company's Preferred Series E Stock was canceled on August 2, 2001.

LIQUIDITY AND CAPITAL RESOURCES

FORTIS CREDIT AGREEMENT

         Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At December 31, 2002, the Company had borrowed all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base has yet to be redetermined as discussed below.

         In conjunction with Pengo financing, discussed below, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the Company's senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2002, $83.5 million was borrowed under the LIBOR option at weighted average interest rate of 5.2%. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

         As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio. Subsequent to March 31, 2002, the senior lenders waived compliance with the debt to EBITDA ratio related to March 31, 2002. However, the Company was not in compliance with its bank covenants as of June 30, 2002, September 30, 2002 and December 31, 2002 for the senior debt to EBITDA ratios. Also, the Company was not in compliance with its bank covenant for the current ratio. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. As a result of the covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been classified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified its subordinated debt as of December 31, 2002, aggregating $127 million, as a current liability.

         An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" (discussed below) except that the Company will be able to use the $5 million letters of credit for commodity price hedging for a period of 90 days after the date of the amendment.

         On January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002 through the closing date of the TCW and Smith Exchange. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002 through the closing date of the TCW and Smith Exchange. The Company will authorize 1,100,000 shares of Series F Preferred Stock to consummate the Exchange.

         In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive, in preference to the holders of the common stock, a per share amount equal to $100, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all accrued or declared but unpaid dividends on such shares. Each share of Series F Preferred Stock will be automatically converted into 100 shares of the Company's common stock when sufficient shares of Common Stock have been authorized.

         TCW and two Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of its holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

         Upon the formation of Newco and closing of the TCW and Smith Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's shareholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation. Stockholders unaffiliated with NEWCO will receive cash of $1.00 per share as a result of the Merger.

         Stockholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Stockholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public shareholders, but will instead receive the appraised value, which may be more or less than $1.00 per share. Details of the Exchange and Merger will be set forth in a Transaction Statement to be mailed to each stockholders 20 days prior to the effective date which will occur when such statement clears the SEC review process.

         The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by three stockholders. On February 3, 2003, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in order to complete the TCW and Smith Exchange.

SUBORDINATED UNSECURED DEBT TO PENGO SECURITIES CORP.

         On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the "TCW Subordinated Note" (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty. Since the subordinated debt has cross default provisions in their agreements, the Company has classified the subordinated debt as of December 31, 2002 as a current liability.

         The Company also issued a second $5 million unsecured junior subordinated note to Pengo. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW Subordinated Note or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to TCW and other Company working capital needs.

TCW SUBORDINATED NOTE

         In conjunction with the issuance of the two subordinated notes to Pengo, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount of $98,968,964 represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. Since the subordinated debt has cross default provisions in their agreements, the Company has classified the subordinated debt as of December 31, 2002 as a current liability.

CASH FLOW AND CAPITAL PROJECTS

         During 2002, the Company generated $17.3 million of EBITDA (earnings before interest, taxes, depletion, depreciation and amortization) of which it used $13.6 million to continue development of the Field and $4.6 million to service interest on senior bank borrowings. During 2002, the Company financed the construction of a gas liquids plant through the issuance of a $1.4 million note payable. Field development in 2002 consisted of drilling 17 gross wells (13 net wells), converting 33 gross (26 net) wells to water injection and continued extension of the gas gathering and water delivery infrastructures.

         The Company's net capital budget for development of the Field in year 2003 is estimated to be $18 to $20 million. The Company plans to drill 48 wells (37 net wells), complete 45 workovers and convert 35 producing wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans for 2003. The level of these and other capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, operating cash flows and development results, among other items. The Company's contractual obligations are listed in the following table (in thousands):

Contractual                     Less Than      1-3         4-5       After 5
Obligations           Total      1 Year       Years       Years       Years
-----------         ---------   ---------   ---------   ---------   ---------
Long-term debt      $ 211,906   $     476   $  91,832   $ 119,598   $      --
Operating leases          299         299          --          --          --
                    ---------   ---------   ---------   ---------   ---------
Total Contractual   $ 212,205   $     775   $  91,832   $ 119,598   $      --
                    =========   =========   =========   =========   =========

Going Concern

         At the date of this report, however, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange. The defaults and cross defaults on the Company's debt essentially result in all of the debt potentially due and payable. In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit. The Company's current financial condition and inability to effect the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's auditors have included in their report dated March 14, 2003 on the consolidated financial statements, an explanatory paragraph which states that the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. Upon adoption of SFAS No. 143 the Company expects to record an asset retirement obligation liability of $3.4 million, an increase to net properties and equipment of $2 million and an after tax credit of $1.4 million as a cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 on January 1, 2002, had no impact on its financial position or results of operations .

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

         SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," was issued in December 2002. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company's accounting for stock-based compensation will not change as a result of SFAS No. 148 as it intends to continue following the provisions of APB 25. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

         FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others," was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on its financial position or results of operations.

         FASB Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB 51," was issued in January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect the adoption of this standard to have any impact on its financial position or results of operations.

INFLATION AND CHANGES IN PRICES

         Inland's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. Inland's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond Inland's ability to control or predict. Although the level of inflation affects certain of Inland's costs and expenses, inflation did not have a significant effect on Inland's result of operations during 2002 or 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates and commodity prices.

         INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of December 31, 2002, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:

Principal Amount           Period Locked In                            Interest Rate
----------------           ----------------                            -------------
$83 million                January 1, 2003 - May 19, 2003              5.20%
$500,000                   January 1, 2003 - May 19, 2003              5.22%

         A 1% increase in interest rates would increase annual interest expense on the $83.5 million secured note payable by $835,000.

         The fair value of the secured note payable to the Senior Lenders approximates the carrying value, since the notes bear interest at a variable rate.

         The interest rate on the Company's subordinated debt and other debt is fixed and therefore the Company is not subject to interest rate risk. The carrying value of the debt approximates the fair value of the debt.

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

         As discussed in Note 2 of the Consolidated Financial Statements on December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The bankruptcy caused ENAC to default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $2.2 million to the statement of operations to reflect ineffectiveness of the derivative contracts and deferred a corresponding amount in accumulated other comprehensive income. The amount deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. Amounts reclassified to earnings in 2002 and 2001 were $1,444,000 and $480,000, respectively. Amounts expected to be reclassified to earnings in 2003 are $231,000.

       On March 11, 2002, the Company hedged 30,000 net barrels per month with a Shell Trading Company ("Shell") for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. On various dates between March and August of 2002, the Company hedged a total of 60,000 net barrels per month for the January 2003 to August 2003 period with Shell using a swap with various settlement amounts that average $24.78. Shell has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the hedging position and $500,000. As of December 31, 2002, Fortis Capital Corp. had issued a letter of credit of $1.4 million to Shell to cover any deficiencies between the $500,000 credit margin and the mid market estimate from Shell.

       On January 16, 2003, the Company hedged 60,000 net barrels per month with Shell for the September 2003 to December 2003 period using a swap with a settlement amount of $25.63 per barrel. On February 26, 2003, the Company hedged another 40,000 net barrels per month with Shell for the January 2004 to December 2004 period using a various swaps with an average settlement amount of $25.25 per barrel. On February 27, 2003 Shell increased the Company's credit margin from $500,000 to $1,500,000. . On March 18, 2003, Fortis Capital Corp. issued a letter of credit totaling $3 million to cover any deficiencies between the $1,500,000 credit margin and the mid market estimate from Shell.

       On April 8, 2002, the Company hedged 30,000 net barrels per month with Big West Oil Company (Big West") for the May 2002 to December 2002 period using a swap with a settlement amount of $24.90 per barrel.

       On January 27, 2003, the Company hedged 30,000 net barrels per month with Big West for the January 2004 to December 2004 period using various swaps with an average settlement amount of $23.95 per barrel. On February 18, 2003, the Company hedged another 10,000 net barrels per month with Big West for the January 2004 to December 2004 period using a swap with an average settlement amount of $24.90 per barrel. Big West has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000.

       The potential gains or (losses) on the Company's open derivative positions based on a hypothetical average market price of equivalent product for this period is as follows (in thousands except for NYMEX prices):

                               Average NYMEX Per Barrel Market Price for the Contract Period
                       ------------------------------------------------------------------------------
                       $  20.00   $  24.00   $  28.00    $  30.00    $  34.00    $  38.00    $  40.00
                       --------   --------   --------    --------    --------    --------    --------
All Contracts -2003    $  3,647   $    767   $ (2,113)   $ (3,553)   $ (6,433)   $ (9,313)   $(10,753)
All Contracts - 2004   $  4,532   $    692   $ (3,148)   $ (5,068)   $ (8,908)   $(12,748)   $(14,668)
                       --------   --------   --------    --------    --------    --------    --------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides information as of March 17, 2003, with respect to each of the Company's directors and executive officers:

                                                                                     SERVED AS EXECUTIVE
                                                                                         OFFICER OR
       NAME                             AGE                  POSITION                   DIRECTOR SINCE
       ----                             ---                  --------                -------------------
                                    DIRECTORS
Arthur J. Pasmas(1)                      68         Director (Chairman)                     2001

Marc MacAluso(1)                         42         Director, Chief Executive               1999
                                                    Officer and Chief Operating
                                                    Officer

Bill I. Pennington                       51         Director, President and                 1994
                                                    Chief Financial Officer


Bruce M. Schnelwar(1)                    61         Director                                2001


Dewey A. Stringer III(1)                 60         Director                                2001


                                 OTHER OFFICERS


William T. War                           60         Vice President                          1998

Michael B. Guinn                         42         Vice President                          2002

Daniel W. Shewmake                       63         Vice President                          2002

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

         BILL I. PENNINGTON. Mr. Pennington has served as Chief Financial Officer of the Company since September 21, 1994 and as President since November 16, 2000. He also served as Chief Executive Officer from September 23,

1999 until February 1, 2001 and as Vice President from March 22, 1996 until September 23, 1999. He was appointed as a director of the Company on September 23, 1999. He served as a director of the Company from September 21, 1994 until September 25, 1996 and as Treasurer of the Company from September 21, 1994 until March 22, 1996. He also served as President, Chief Operating Officer and a Director of Lomax Exploration Company, now known as IPC, from May 1987 until the Company's acquisition of IPC on September 21, 1994. From March 1986 until May 1987, Mr. Pennington was a manager with the accounting firm of Coopers & Lybrand in Houston, Texas. Mr. Pennington is a certified public accountant.

         BRUCE M. SCHNELWAR. Mr. Schnelwar has served as a director of the Company since March 22, 2001. He also was a director of the Company from February 1998 until September 1999. He has served since August 1994 as Executive Vice President and Chief Financial Officer of Smith Management LLC (or affiliated entities).

         DEWEY A. STRINGER III. Mr. Stringer has served as a director of the Company since August 2, 2001. Mr. Stringer has been President of Petro-Guard Co., Inc., a private oil and gas exploration company located in Houston, Texas since July 1987.

         WILLIAM T. WAR. Mr. War has served as Vice President of the Company since October 5, 1998. From September 1992 until his association with the Company, Mr. War was Project Manager for Louisiana Land & Exploration/Burlington Resource's Lost Cabin Gas Plant.

         MICHAEL B. GUINN. Mr. Guinn has served as Vice President of Operations for the Company since November 21, 2002. From September 1997 until his appointment to Vice President, Mr. Guinn was in charge of all Roosevelt Utah operations for the Company as District Engineer. Prior to employment with the Company, Mr. Guinn was employed by Coastal Oil and Gas as the Assistant Plant Manager/ Process Engineer at the Altamont Bluebell gas processing facility.

         DANIEL W. SHEWMAKE. Mr. Shewmake has served as Vice President of Development for the Company since November 21, 2002. He has also served as Senior Geologist since his employment in December, 2000. From January 2000 until December of 2002, Mr. Shewmake served as a contractor for the Company. He was employed a total of 38 years as a petroleum geologist in exploration and production for several companies including Exxon, Anadarko, Superior, Valero and Snyder.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Commission any Form 3, 4 or 5 during 2002.

         BOARD OF DIRECTOR'S MEETINGS

         The Company conducted three meetings of the Board of Director's in 2002. One of the three meetings was an audit committee meeting, which was attended by four of the five Company directors. The other two meetings were attended by all of the Company directors. In addition, there were three unanimous consents during the 2002 year.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation earned by the Company's Chief Executive Officer and each of its five other most highly compensated executive officers for the year ended December 31, 2002 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000:

                                                    ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                         ------------------------------------------      -------------------------
                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                       OTHER ANNUAL      OPTIONS OR    ALL OTHER
Name/Principal Position         YEAR      SALARY          BONUS        COMPENSATION        WARRANTS   COMPENSATION
-----------------------         ----     --------        -------       ------------      ----------   ------------
Arthur J. Pasmas,               2002     $     --        $    --        $202,986(1)              --             --
Chairman(1)                     2001     $     --             --        $199,992(1)              --             --
                                2000     $     --             --        $199,992(1)              --             --

Marc MacAluso, Chief            2002     $250,000        $30,000        $     --            150,000(4)          --
Executive Officer and Chief     2001     $235,537             --        $ 27,952(3)              --             --
Operating Officer(2)            2000     $     --             --        $     --                 --             --

Bill I. Pennington,             2002     $250,000        $30,000        $     --            150,000(4)          --
President and Chief             2001     $250,000             --        $ 10,200             87,500(6)          --
Financial Officer(5)            2000     $250,000             --        $  6,544                                --

William T. War,                 2002     $148,745        $ 5,000        $     --                 --             --
Vice President, Production      2001     $155,346        $75,000        $ 10,200                 --             --
                                2000     $175,000        $50,000        $  5,020             25,000             --

Michael B. Guinn,               2002     $120,000        $24,000        $     --                 --             --
Vice President, Operations      2001     $109,230        $24,000        $     --                 --             --
                                2000     $ 98,041        $    --        $     --              3,800             --

Daniel W. Shewmake,             2002     $100,000        $20,000        $     --                 --             --
Vice President, Development     2001     $100,000        $20,000        $     --                 --             --
                                2000     $     --        $    --        $ 64,078(7)              --             --

----------

     (1) Mr. Pasmas was appointed as a director and Chairman on August 2, 2001. He was also a director of the Company from 1994 until September 1999, and was Co-Chief Executive Officer of the Company from November 1998 until September 1999. The $202,986 represents total compensation paid to Mr. Pasmas during 2002 for his compensation as the Chairman of the Board. The $199,992 represents total compensation paid to Mr. Pasmas during 2001 for his consulting agreement terminated on August 2, 2001 and his compensation as the Chairman of the Board for the reminder of the 2001 year. The $199,992 for the year 2000 was for consulting fees paid to Mr. Pasmas as a non officer and director.

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

     (7) The $64,078 for the year 2000 was for consulting fees paid to Mr. Shewmake as a non officer and director.

     Option/Warrant/SAR Grants. The following table sets forth certain information regarding options, warrants and SARs granted during 2002:

                                                                                                 POTENTIAL
                                                                                            REALIZABLE VALUE AT
                              INDIVIDUAL GRANTS                                               ASSUMED ANNUAL
-------------------------------------------------------------------------------------         RATES OF STOCK
      NUMBER OF                 PERCENT OF TOTAL                                            PRICE APPRECIATION
SECURITIES UNDERLYING        OPTIONS/WARRANTS/SARS         EXERCISE OR                        FOR OPTION TERM
OPTIONS/WARRANTS/SARS        GRANTED TO EMPLOYEES          BASE PRICE      EXPIRATION       -------------------
NAME      GRANTED (#)            IN FISCAL YEAR              ($/SH)           DATE          5%($)        10%($)
----      -----------        ---------------------         -----------     ----------       -----        ------
NONE.

     Option/Warrant/SAR Exercises and Year-End Value Table. The following table sets forth certain information regarding option exercises and the value of the outstanding options to purchase Common Stock held by the Named Officers at December 31, 2002:

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                   OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END(1)
                     NUMBER OF SHARES              ---------------------------   ---------------------------
                       ACQUIRED OR      REALIZED
NAME                    EXERCISED        VALUE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                 ----------------   --------   -----------   -------------   -----------   -------------
Marc MacAluso                      --         --       100,500          49,500            --              --
Bill I. Pennington                 --         --       150,000              --            --              --
William T. War                     --         --        25,000              --            --              --
Michael B. Guinn                   --         --         3,800              --            --              --

     (1) Value is based on the closing bid price of $0.92 per share on December 31, 2002.

         Long-Term Incentive Plans. The following table sets forth certain information regarding long-term incentive awards granted during 2002 to the Named Officers:

                                                            ESTIMATED FUTURE PAYMENTS UNDER
                                          PERFORMANCE OR      NON-STOCK PRICE-BASED PLANS
                     NUMBER OF SHARES,     OTHER PERIOD     -------------------------------
                      UNITS OR OTHER     UNTIL MATURATION   THRESHOLD    TARGET    MAXIMUM
NAME                      RIGHTS #           OR PAYOUT      ($ OR #)    ($ OR #)   ($ OR #)
----                 -----------------   ----------------   ---------   --------   --------
Marc MacAluso                       --        12/31/03(1)   $      --   $     --   $    --

Bill I. Pennington                  --        12/31/03(1)   $      --   $     --   $    --

William T. War                      --                 --   $      --   $     --   $    --

Michael B.Guinn                     --                 --   $      --   $     --   $    --

----------

     (1) The Employment Agreements of Messrs. MacAluso and Pennington provide for an annual performance bonus of up to $50,000 and $50,000, respectively, based on meeting or exceeding annual performance targets. Actual bonuses of $30,000 each were paid in 2002 for 2001 performance. No bonuses have been awarded for the 2002 year.

         Compensation of Directors. The members of the Board of Directors of the Company are entitled to reimbursement for their reasonable expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Members of the Board who are not employees of the Company or employees of either TCW or Smith with exception of the Chairman of the Board, are paid an annual fee of $25,000 and no additional meeting fees for meetings of the Board or any committee. The Board of Directors may grant discretionary options to directors.

         Employment Agreements. Effective February 1, 2001, the Company entered into an employment agreement with Mr. MacAluso. The Company entered into a new employment agreement with Mr. Pennington effective February 1, 2001, pursuant to which the Company and Mr. Pennington agreed to terminate his prior employment agreement. Mr. Pennington also agreed to cancel all outstanding options granted to him.

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

         These Employment Agreements will be assumed by Newco in the Merger and will be amended to substitute a new provision dealing with stock options. Existing options will be cancelled, and pursuant to such amendments, each executive will be granted options to purchase common shares of Newco for an exercise price based upon the $1.00 per share amount paid to unaffiliated shareholders of the Company and the outstanding number of shares of common stock and common stock equivalents of the Company immediately prior to the Merger. See "Security Ownership of Certain Beneficial Owners and Management."

         Mr. War's employment agreement was amended effective November 16, 2000 to eliminate the $75,000 termination payment payable by the Company if his employment was terminated by the Company without cause or following a change in control, and the $75,000 severance payment if he was terminated without cause. Under the amended employment agreement, Mr. War was paid a bonus of $50,000 in January 2001 upon execution of the amendment and paid another $25,000 in December 2001. On January 2, 2002, Mr. War's employment contract was terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee, and the full Board of Directors determines the compensation to be paid to executive officers of the Company, subject to approval by TCW Asset Management Company. Messrs. MacAluso and Pennington participated in deliberations by the Board of Directors concerning executive officer compensation during 2002.

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

                                           Number
        Name and Address                     Of
        of Beneficial Owner                Shares     Percent
Hampton Investments LLC(1)                2,318,186      71.7
  885 Third Avenue, 34th Floor
  New York, New York 10022

Inland Holdings LLC(2)                      297,196       9.2
  TCW Asset Management Company
  865 S. Figuero, Suite 1800
  Los Angeles, California 90017

Marc MacAluso(3)                            150,000       4.6
  410 17th Street
  Suite 700
  Denver, Colorado 80202

Bill I. Pennington(3)                       152,168       4.7
 410 17th Street
 Suite 700
 Denver, Colorado 80202

Arthur J. Pasmas(1,4)                     2,318,186      71.7
  5858 Westheimer, Suite 400
  Houston, Texas 77057

Bruce M. Schnelwar(1,4)
  885 Third Avenue, 34th Floor            2,318,186      71.7
  New York, New York 10022

Dewey A. Stringer III                         1,990         *
  5858 Westheimer, Suite 400
  Houston, Texas 77057

William T. War(3)                            25,000         *
  410 17th Street
  Suite 700
  Denver, Colorado 80202

Michael B. Guinn                              3,800         *
  Rt. 3 Box 3630
  Myton UT 84052

All executive officers and                  332,958      11.0
   directors as a group (5 persons)(3)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1999 EXCHANGE AGREEMENT

         On September 21, 1999, the Company entered into an Exchange Agreement (the "1999 Exchange Agreement") with TCW and its affiliates. Pursuant to the 1999 Exchange Agreement, TCW agreed to exchange $75 million in principal amount of subordinated indebtedness of the Company plus accrued interest of $5.7 million and warrants to purchase 15,852 shares of common stock for the following securities of Inland: (1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of common stock on December 14, 1999, (3) 1,164,295 shares of common stock; and (4) 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), together with $2.2 million of accumulated dividends thereon, for 121,973 shares of Series E Preferred Stock, and 292,098 shares of common stock (the "1999 Recapitalization"). The Series C Preferred Stock bore dividends at an annual rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

MARCH 2001 TRANSACTION

         On March 20, 2001, Hampton purchased from TCW the 121,973 shares of Series E Preferred Stock and 292,098 shares of common stock acquired by TCW in the recapitalization. Following closing of the TCW Exchange Agreement and the purchase by Hampton of TCW's shares, TCW owned 1,752,586 shares of common stock, representing approximately 60.5% of the outstanding shares of common stock as of March 20, 2001 and Hampton owned 292,098 shares of common stock, representing approximately 10.1% of the outstanding shares of common stock as of March 20, 2001. The Company's Articles of Incorporation, as amended (the "Articles"), provided that the common stock, Series D Preferred Stock and Series E Preferred Stock shall vote together as a single class and not as a separate voting group or class on all matters presented to the shareholders of the Company, except as mandated by law or as expressly set forth in the Articles. The Series D Preferred Stock and the Series E Preferred Stock were entitled to vote with the common stock on the basis of one vote for each 10 shares of Series D Preferred Stock and Series E Preferred Stock.

AUGUST 2001 TRANSACTION

         On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo, and entered into other restructuring transactions as described below. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Accrued interest at September 30, 2002 was $672,000, and the note will continue to accrue interest at the stated rate to maturity, giving effect to the transactions described herein. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW subordinated debt (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

         The Company also issued a second $5 million unsecured junior subordinated note to Smith. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW subordinated debt or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to separate subordination agreements with the Company's bank lenders and with TCW, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to TCW and other Company working capital needs.

         In conjunction with the issuance of the two subordinated notes to Pengo, the Series D Preferred and Series E Preferred Stock held by TCW were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount was for $98,968,964 that represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to separate subordination agreements with the Company's bank lenders and with Pengo, as holder of the Company's $5 million senior subordinated note. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both such agreements, the Company will make equal annual principal payments of one third of the original principal amount of the TCW subordinated note. All unpaid principal or interest is due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both of the bank and senior subordinated note subordination agreements, the Company may prepay the TCW subordinated note in whole or in part with no penalty. As a result of the 1999 Exchange, the Company retired both the Series D and Series E Preferred Stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to TCW and the aggregate liquidation value of the Series D and E Preferred Stock plus accrued dividends of $13,083,000 was recorded as an increase to additional paid-in capital.

         As part of this restructuring, TCW also sold to Hampton 1,455,390 shares of TCW's common stock in the Company. Consequently, Hampton now owns approximately 80% of the issued and outstanding shares of the Company. TCW also terminated any existing option rights to the Company's common stock, and relinquished the right to elect four persons to the Company's Board of Directors to Hampton. However, TCW has the right to nominate one person to the Company's Board. Remaining Board members will be nominated by the Company's shareholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Smith has agreed with TCW that Smith will have the right to appoint at least two members to the Board.

         In connection with the August 2001 exchange transaction discussed above, pursuant to an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement"), dated August 2, 2001, by and among TCW, the Company and Hampton, the Company granted certain demand and piggyback registration rights to Hampton and TCW in respect of common stock held by them. Under the Registration Rights Agreement, Hampton may require the Company to effect three demand registrations and TCW may require the Company to effect one demand registration. Each of TCW and Hampton is entitled to include their shares on any registration statement filed by the Company under the Securities Act of 1933, subject to standard underwriters' kick-out clauses and other conditions. The Company will be responsible for paying the costs and expenses associated with all registration statements, including the fees of one law firm acting as counsel to the holders requesting registration but excluding underwriting discounts and commissions and any other expenses of the party requesting registration.

         FARMOUT AGREEMENT. The Company entered into a Farmout Agreement with Smith Management, LLC, an affiliate of the Smith Parties effective June 1, 1998. As of December 31, 1998, an affiliate of Smith received 15,222 shares of common stock as payment of proceeds under the Farmout Agreement. Effective November 1, 1998, an Amendment to the Farmout Agreement was executed that suspended future drilling rights under the Farmout Agreement until such time as both the Company, the Smith Parties and the Company's bank lenders agreed to recommence such rights. In addition, a provision was added that gave the Smith affiliate the option to receive cash rather than common stock if the average stock price was calculated at less than $3.00 per share, such cash to be paid only if the Company's bank lenders agreed to such payment. The Farmout Agreement was further amended as part of the 1999 Recapitalization to eliminate this option, to provide for cash payments only effective June 1, 1999, and to allow the Company to retain all proceeds under the Farmout Agreement accrued from November 1, 1998 through May 31, 1999. The Farmout Agreement provides that the Smith affiliate will reconvey all drill sites to the Company once the Smith affiliate has recovered from production an amount equal to 100% of its expenditures, including management fees and production taxes, plus an additional sum equal to 18% per annum on such expended sums.

         CONSULTING AGREEMENT. The Company entered into a Consulting Agreement with Arthur J. Pasmas on September 21, 1999 pursuant to which Mr. Pasmas was to receive $200,000 annually for consulting services to be provided to the Company until September 21, 2002. This Consulting Agreement was mutually terminated by the Company and Mr. Pasmas on August 2, 2001 when he was appointed to the Board of the Company. The Company has agreed to pay Mr. Pasmas $200, 000 annually for serving as Chairman of the Board. Mr. Pasmas has been Vice President of Smith Management LLC (or affiliated entities) since 1985.

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

         EMPLOYMENT AGREEMENTS. Effective February 1, 2001, the Company entered into employment agreements with Mr. MacAluso and Mr. Pennington. Pursuant to their employment agreements, the Company agreed to pay Messrs. MacAluso and Pennington base salaries of $250,000 and annual bonuses of up to $50,000 contingent upon the Company reaching or exceeding certain performance targets to be set by the Board for each year. Their employment agreements have an initial term of three years and automatically are extended for additional one year periods unless either party terminates the agreement prior to the end of the current term. The Company also agreed to grant each of them options to purchase 90,000 shares of the Company's Common Stock at an exercise price of $1.625 per share and options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.84 per share, with such options vesting ratably over twelve fiscal quarters, with the first one-twelfth vesting on March 1, 2001. However, Mr. Pennington is fully vested in his 150,000 options due to a change of control of the Company. The options for 90,000 shares are also subject to automatic increase upon the issuance of additional shares by the Company in a pro rata amount based on the percentage increase in the number of outstanding shares of the Company. The exercise price for such new options would be the same as the issue price of the new shares issued by the Company. Their employment agreements also entitle them to participate in all employee benefit plans and programs of the Company. Each agreement also provides that if the employee is permanently disabled during the term of the Agreement, he will continue to be employed at 50% of his base salary until the first to occur of his death, expiration of 12 months, or expiration of the employment agreement. Upon termination of employment by the Company without cause or after a subsequent change of control of the Company, any unvested portion of their options immediately vest. Upon termination of employment by the Company or the employee following a change of control of the Company, the Company agrees to pay the employee an amount equal to the greater of $250,000 or the remaining unpaid base salary for the remaining term of the employment agreement and agrees to continue all employee benefits for a period of one year. Additionally, in such event Messrs. MacAluso and Pennington will be entitled to severance payments in accordance with the Company's severance policy, which provide for a severance payment if the employee is terminated due to a change in control in an amount determined based on the number of years of employment, ranging from two weeks' base salary for one year's employment up to six months base salary for employment of five years or more. The Company also agreed to pay various temporary housing, commuting, moving and relocation expenses of Mr. MacAluso in connection with his transfer from Houston, Texas to Denver, Colorado. These expenses were $27,952. In addition, the Company agreed to purchase the equity in Mr. MacAluso's house in Houston for $141,000 (based on appraised value) and assumed the financial responsibility for its ultimate sale which was completed in April of 2001.

         These Employment Agreements will be assumed by Newco in the Merger and will be amended to substitute a new provision dealing with stock options. Existing options will be cancelled, and pursuant to such amendments, each executive will be granted options to purchase common shares of Newco for an exercise price based upon the $1.00 per share amount paid to unaffiliated shareholders of the Company and the outstanding number of shares of common stock and common stock equivalents of the Company immediately prior to the Merger. See "Security Ownership of Certain Beneficial Owners and Management."

         DEVELOPMENT AGREEMENT. Pursuant to the Exchange Agreement, the Company agreed to enter into a five-year Development Agreement with Smith Energy Partnership, which is the Smith affiliate that is now party to the Farmout Agreement described above ("Smith Energy"), pursuant to which the Company will agree to regulate the cash expenditures attributable to the Smith Energy interests in properties jointly owned with the Company in the Monument Butte Field in Utah such that the projected annual expenditures would not be anticipated to exceed the projected cash flow available to Smith Energy from the properties for the year in question. Any monthly deficit would be advanced by the Company for the benefit of Smith Energy and recovered from future net cash flows otherwise accruing to the Smith Energy interests.

         All transactions set forth above have been approved by disinterest members of the Board of Directors of Company, and are considered to be fair and reasonable to the Company.

ITEM 14. CONTROLS AND PROCEDURES

(a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

*4.1 Third Amended and Restated Credit Agreement dated November 30, 2001, between Inland Production Company (as borrower), Inland Resources Inc.(as guarantor) and Fortis Capital Corp. (as agent).

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

10.12 Amendment to Employment Agreement between Inland and William T. War, amending the Employment Agreement filed as Exhibit 10.10.

10.13                      Employment Agreement between Inland and Michael J.
                           Stevens dated effective as of February 1, 2001.

10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 and.

10.15 Stock Option Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common Stock.

10.16                      Employment Agreement between Inland and Bill I.
                           Pennington dated effective as of February 1, 2001 and.

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

10.27 Senior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation(without exhibits or schedules)(filed as
                           Exhibit 10.9 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.28 Junior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 2, 2001, and incorporated herein by reference).

10.29 Exchange and Stock Issuance Agreement dated as of January 30, 2003, by and among Inland Resources Inc., Inland Production Company, Inland Holdings, LLC and SOLVation, Inc., (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).


10.30 Form of Amendment No. 1 to Employment Agreement by and between Marc MacAluso and Newco, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.31 Form of Amendment No. 1 to Employment Agreement by and between Bill I. Pennington and Newco, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.32 Form of Second Amended and Restated Registration Rights Agreement by and among Inland Resources Inc., Inland Holdings, LLC, Hampton Investments LLC and SOLVation, Inc, attached as Exhibit E to the Exchange Agreement (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.33 Form of First Amendment to Senior Subordinated Note Purchase Agreement, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.34 Form of Development Agreement, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.35 Investors' Agreement dated as of January 30, 2003 (the "Investors' Agreement"), by and among Newco, Inland Holdings, LLC, Hampton Investments LLC and SOLVation, Inc (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.36 Fourth Amendment to Third Amended and Restated Credit Agreement (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

*21.1                      Subsidiaries of Inland

*23.2                      Consent of Ryder Scott Company, L.P.

*23.3                      Consent of KPMG LLP

*99.1                      Certification of Chief Executive Officer pursuant to
                           section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99.2                      Certification of Chief Financial Officer pursuant to
                           section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99.3                      Certification of Chief Executive Officer pursuant to
                           section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*99.4                      Certification of Chief Financial Officer pursuant to
                           section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith

(b)      Reports on Form 8-K

         None.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Inland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INLAND RESOURCES INC.
March 31, 2003
                                       By: /s/ MARC MACALUSO
                                          --------------------------------------
                                       Marc MacAluso
                                       Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Bill I. Pennington as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

March 31, 2003                         /s/ ARTHUR J. PASMAS
                                       Arthur J. Pasmas
                                       Chairman of the Board

March 31, 2003                         /s/ MARC MACALUSO
                                       Marc MacAluso
                                       Director, Chief Executive Officer and
                                       Chief Operating Officer (Principal
                                       Executive Officer)

March 31, 2003                         /s/ BILL I. PENNINGTON
                                       Bill I. Pennington
                                       Director, President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)

March 31, 2003                         /s/ BRUCE  M. SCHNELWAR
                                       Bruce M. Schnelwar
                                       Director

March 31, 2003                         /s/ DEWEY A. STRINGER III
                                       Dewey A. Stringer III
                                       Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report                                                                                    F-1
Report of Independent Public Accountants                                                                        F-2
Consolidated Balance Sheets, December 31, 2002 and 2001                                                         F-3
Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001 and 2000                                                                       F-5
Consolidated Statements of Stockholders'  Deficit for the
         years ended December 31, 2002, 2001 and 2000                                                           F-7
Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                                                                       F-8
Notes to Consolidated Financial Statements                                                                      F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
      Inland Resources Inc.:

We have audited the accompanying consolidated balance sheets of Inland Resources Inc. (a Washington corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2000 consolidated financial statements of Inland Resources Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Resources Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations, has a net capital deficiency and has defaulted on its senior indebtedness, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.





KPMG LLP


Denver, Colorado
March 14, 2003

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (ANDERSEN). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K NOR HAS ANDERSEN PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.




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



                                                 /s/ ARTHUR ANDERSEN LLP




Denver, Colorado,
March 26, 2002

                              INLAND RESOURCES INC.


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                 December 31,
                                     ASSETS                   2002          2001
                                                           ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                              $    1,525    $    1,949
    Accounts receivable and accrued sales                       3,351         3,320
    Inventory                                                   1,088         1,192
    Other current assets                                          510           443
                                                           ----------    ----------
               Total current assets                             6,474         6,904
                                                           ----------    ----------
PROPERTY AND EQUIPMENT, AT COST:
    Oil and gas properties (successful efforts method)        217,961       205,535
    Accumulated depletion, depreciation and amortization      (51,627)      (43,510)
                                                           ----------    ----------
               Total oil and gas properties, net              166,334       162,025

    Other property and equipment, net                           2,737         2,230
                                                           ----------    ----------
               Total property and equipment, net              169,071       164,255

OTHER LONG-TERM ASSETS                                          1,671         2,217
                                                           ----------    ----------
               Total assets                                $  177,216    $  173,376
                                                           ==========    ==========


                 The accompanying notes are an integral part of
                        the consolidated balance sheets.

                              INLAND RESOURCES INC.


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                          December 31,
                      LIABILITIES AND STOCKHOLDERS' DEFICIT            2002          2001
                                                                    ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                                                $    3,614    $    4,011
    Accrued expenses                                                     3,180         2,321
    Senior secured debt                                                 83,500        83,500
    Other notes payable                                                  1,388            --
    Senior subordinated unsecured debt including accrued interest        5,828         5,228
    Subordinated unsecured debt including accrued interest             115,362       103,500
    Junior subordinated unsecured debt including accrued interest        5,828         5,228
    Fair  value of derivative instruments                                1,555            --
                                                                    ----------    ----------
               Total current liabilities                               220,255       203,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, par value $.001; 25,000,000 shares authorized,
        2,897,732 issued and outstanding                                     3             3
    Additional paid-in capital                                          41,431        41,431
    Accumulated other comprehensive income (loss)                       (1,324)        1,675
    Accumulated deficit                                                (83,149)      (73,521)
                                                                    ----------    ----------
               Total stockholders' deficit                             (43,039)      (30,412)
                                                                    ----------    ----------
               Total liabilities and stockholders' deficit          $  177,216    $  173,376
                                                                    ==========    ==========


                 The accompanying notes are an integral part of
                        the consolidated balance sheets.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                       For the Years Ended December 31,
                                                    --------------------------------------
                                                       2002          2001          2000
                                                    ----------    ----------    ----------
REVENUES:
    Oil and gas sales                               $   29,878    $   31,967    $   28,497

OPERATING EXPENSES:
    Lease operating expenses                            10,935         9,344         7,596
    Production taxes                                       357           479           483
    Exploration                                            136           143           135
    Depletion, depreciation and amortization             8,756         9,106         7,816
    General and administrative, net                      1,199         1,486         2,128
                                                    ----------    ----------    ----------
               Total operating expenses                 21,383        20,558        18,158
                                                    ----------    ----------    ----------
OPERATING INCOME                                         8,495        11,409        10,339
OTHER INCOME (EXPENSE):
    Interest expense                                   (18,227)      (12,031)       (8,298)
    Unrealized derivative loss                              --        (2,200)           --
    Interest and other income                              104           626           103
                                                    ----------    ----------    ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS            (9,628)       (2,196)        2,144

LOSS ON SALE OF DISCONTINUED OPERATIONS                     --            --          (250)
                                                    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                   (9,628)       (2,196)        1,894

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                               --            45            --
                                                    ----------    ----------    ----------
NET INCOME (LOSS):                                      (9,628)       (2,151)        1,894
    Accrued Preferred Series D dividends                    --        (6,342)       (9,732)
    Accrued Preferred Series E dividends                    --          (980)       (1,506)
    Accretion of Preferred Series D discount                --        (3,318)       (6,300)
    Accretion of Preferred Series E discount                --          (535)         (900)
    Excess carrying value of preferred stock over
        redemption consideration                            --         1,449            --
                                                    ----------    ----------    ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $   (9,628)   $  (11,877)   $  (16,544)
                                                    ==========    ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                         For the Years Ended December 31,
                                                      --------------------------------------
                                                         2002          2001          2000
                                                      ----------    ----------    ----------
NET INCOME (LOSS)                                     $   (9,628)   $   (2,151)   $    1,894

BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                             $    (3.32)   $    (4.11)   $    (5.62)
    Loss on sale of discontinued operations                   --            --         (0.09)
Cumulative effect of change in accounting principle           --          0.02            --
                                                      ----------    ----------    ----------
BASIC AND DILUTED NET LOSS PER SHARE                  $    (3.32)   $    (4.09)   $    (5.71)
                                                      ==========    ==========    ==========

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                              2,898         2,898         2,898
                                                      ==========    ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              INLAND RESOURCES INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (In thousands)

                                                                                                   Accumulated
                                                                     Additional                      Other
                                                    Common Stock      Paid-In      Accumulated    Comprehensive    Stockholders
                                                   Shares   Amount    Capital        Deficit         Income          Deficit
                                                   ------   ------   ----------    -----------    -------------    ------------
BALANCES, December 31, 1999                         2,898   $    3   $   69,595    $   (73,264)   $          --    $     (3,666)

Accretion of Preferred Series D discount               --       --       (6,300)            --               --          (6,300)
Accretion of Preferred Series E discount               --       --         (900)            --               --            (900)
Accrued Preferred Series D dividends                   --       --       (9,732)            --               --          (9,732)
Accrued Preferred Series E dividends                   --       --       (1,506)            --               --          (1,506)
Net income                                             --       --           --          1,894               --           1,894
                                                   ------   ------   ----------    -----------    -------------    ------------
BALANCES, December 31, 2000                         2,898        3       51,157        (71,370)              --         (20,210)
Accretion of Preferred Series D discount               --       --       (3,318)            --               --          (3,318)
Accretion of Preferred Series E discount               --       --         (535)            --               --            (535)
Accrued Preferred Series D dividends                   --       --       (6,342)            --               --          (6,342)
Accrued Preferred Series E dividends                   --       --         (980)            --               --            (980)
Excess carrying value of preferred over
   redemption consideration                            --       --        1,449             --               --           1,449
Comprehensive income (loss):
   Net loss                                            --       --           --         (2,151)              --          (2,151)
   Cumulative effect of change in accounting
     principle                                         --       --           --             --           (1,972)         (1,972)
   Changes in fair value of derivative contracts       --       --           --             --            1,186           1,186
   Derivative contract settlements reclassified
     to income                                         --       --           --             --            2,461           2,461
                                                                                                                   ------------
   Total comprehensive loss                                                                                                (476)
                                                   ------   ------   ----------    -----------    -------------    ------------
BALANCES, December 31, 2001                         2,898        3       41,431        (73,521)           1,675         (30,412)
Comprehensive income (loss):
   Net loss                                            --       --           --         (9,628)              --          (9,628)
   Changes in fair value of derivative contracts       --       --           --             --           (3,219)         (3,219)
   Derivative contract settlements reclassified
     to income                                         --       --           --             --              220             220
                                                                                                                   ------------
   Total comprehensive loss                                                                                             (12,627)
                                                   ------   ------   ----------    -----------    -------------    ------------
BALANCES, December 31, 2002                         2,898   $    3   $   41,431    $   (83,149)   $      (1,324)   $    (43,039)
                                                   ======   ======   ==========    ===========    =============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                              INLAND RESOURCES INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 9)
                                 (In thousands)


                                                                       For the Years Ended December 31,
                                                                   --------------------------------------
                                                                      2002          2001          2000
                                                                   ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $   (9,628)   $   (2,151)   $    1,894
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
           Depletion, depreciation and amortization                     8,756         9,106         7,816
           Amortization of debt issuance costs and debt discount          588           615           480
           Loss on disposition of assets                                   32            --            51
           Non cash (income) charges related to derivatives            (1,444)        1,720            --
           Interest expense converted into debt                        13,062         4,987            --
           Effect of changes in assets and liabilities-
           Cumulative effect of change in accounting principle             --           (45)           --
           Loss on sale of discontinued operations                         --            --           250
               Accounts receivable and accrued sales                      (31)        1,964        (3,118)
               Inventory                                                  104          (357)          452
               Other assets                                               (25)           24          (184)
               Accounts payable and accrued expenses                      462           800           351
                                                                   ----------    ----------    ----------
                  Net cash provided by operating activities            11,876        16,663         7,992
                                                                   ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Development expenditures and equipment purchases                  (13,605)      (22,289)      (14,137)
                                                                   ----------    ----------    ----------
                  Net cash used by investing activities               (13,605)      (22,289)      (14,137)
                                                                   ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                            1,388        10,000         4,585
    Retirement of preferred stock                                          --        (2,000)           --
    Debt issuance costs                                                   (83)       (1,273)         (500)
                                                                   ----------    ----------    ----------
                  Net cash provided by financing activities             1,305         6,727         4,085
                                                                   ----------    ----------    ----------
NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
    BY CONTINUING OPERATIONS                                             (424)        1,101        (2,060)

NET CASH AND CASH EQUIVALENTS PROVIDED
    BY DISCONTINUED OPERATIONS                                             --            --         1,890

CASH AND CASH EQUIVALENTS, at beginning of period                       1,949           848         1,018
                                                                   ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, at end of period                        $    1,525    $    1,949    $      848
                                                                   ==========    ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              INLAND RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2002

                                   ----------

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

Inland Resources Inc. ("Inland" or the "Company") is an independent energy company with all of its producing oil and gas property interests located in the Monument Butte Field (the "Field") within the Uinta Basin of Northeastern Utah. During the period from December 31, 1997 to January 31, 2000, the Company also operated a crude oil refinery located in Woods Cross, Utah (the "Woods Cross Refinery"). On December 10, 1999, the Company's board of directors voted to sell the Woods Cross Refinery operations and a nonoperating refinery pursuant to a plan of dissolution. The sale of the Woods Cross Refinery and the nonoperating refinery closed on January 31, 2000. Certain current assets were excluded from the sale and were also liquidated in 2000 pursuant to the plan of dissolution.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Oil and gas prices have a significant influence on estimates made by management. Changes in oil and gas prices and production rates directly affect the economics of estimated oil and gas reserves. These economics have significant effects upon predicted reserve quantities and valuations. These estimates are the basis for the calculation of depletion, depreciation and amortization of the Company's oil and gas properties and whether an assessment of impairment is required. Forecasted oil and gas pricing estimates factor into estimated future cash flow projections used in assessing impairment for the oil and gas properties.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from banks and other investments with original maturities of less than three months.

Concentrations of Credit Risk

The Company regularly has cash held by a single financial institution that exceeds depository insurance limits. The Company places such deposits with institutions that management believes are of high credit quality. The Company has not experienced any credit losses. Substantially all of the Company's receivables are within the oil and gas industry, primarily from its oil and gas purchasers and joint interest owners. Although diversified with many companies, collectibility is dependent upon the general economic conditions of the industry.

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

The provision for depletion, depreciation and amortization of developed oil and gas properties is based on the units of production method. This method utilizes proved oil and gas reserves determined using market prices at the end of each reporting period. Dismantlement, restoration and abandonment costs have historically been, in management's opinion, offset by residual values of lease and well equipment. As a result, no accrual for such costs has been provided. SFAS No. 143, "Accounting for Asset Retirement Obligations" discussed later in this note, will require the fair value of such costs to be recorded effective January 1, 2003.

Impairment Review

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. A calculation of the aggregate before-tax undiscounted future net revenues is performed for the Company's oil and gas properties. The Company utilizes an estimated price scenario based on its budget and future estimates of oil and gas prices from industry projections and quoted futures prices. The assumptions used at December 31, 2002 were based on an average oil price of $28.20 per barrel and $2.96 per Mcf over the remaining estimated life of the properties.

The Company also periodically assesses unproved oil and gas properties for impairment. Impairment represents management's estimate of the decline in realizable value experienced during the period for leases not expected to be utilized by the Company.

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The statement established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for long-lived assets to be disposed of by sale. Adoption of the statement on January 1, 2002 had no material impact on the Company's financial position or results of operations.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded for differences between the book and tax basis of assets and liabilities at tax rates in effect when the balances are expected to reverse. A valuation allowance against deferred tax assets is recorded when the conclusion by Company management is reached, based on available evidence, that the tax benefits are not expected to be realized.

Revenue Recognition

Sales of crude oil and natural gas are recorded upon delivery to purchasers. The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue.

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

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Beginning January 1, 2001, with the adoption of SFAS No. 133, the portion of changes in fair value of derivative instruments that qualify for cash flow hedges is included in accumulated comprehensive income
(loss).

Stock-Based Compensation

The Company has elected to account for stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion No. 25 and its interpretations. If compensation expense for grants of stock options and warrants had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share ("LPS") would have been the following pro forma amounts (in thousands, except per share data):

                                                    2002          2001          2000
                                                 ----------    ----------    ----------
Net loss, attributable to common stockholders:
    As reported                                  $   (9,628)   $  (11,877)   $  (16,544)
    Pro forma                                        (9,920)      (12,225)      (16,991)
Basic and Diluted LPS:
    As reported                                  $    (3.32)   $    (4.09)   $    (5.71)
    Pro forma                                         (3.42)        (4.22)        (5.86)

Recently Issued Accounting Standards

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

SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. Upon adoption of SFAS No. 143 the Company expects to record an asset retirement obligation liability of $2.7 million, an increase to net properties and equipment of $1.6 million, and an after tax charge of $1 million as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 on January 1, 2002, had no impact on its financial position or results of operations.

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

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," was issued in December 2002. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company's accounting for stock-based compensation will not change as a result of SFAS No. 148 as it intends to continue following the provisions of APB 25. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others," was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on its financial position or results of operations.

FASB Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB 51," was issued in January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect the adoption of this standard to have any impact on its financial position or results of operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2002 presentation.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument.

In 2001 and prior years, the Company entered into certain commodity derivative contracts with Enron North America Corp. ("ENAC"), a subsidiary of Enron Corp. ("Enron"). On December 2, 2001, Enron and ENAC filed for Chapter 11 bankruptcy. Under the provisions of SFAS No. 133, the Company ceased accounting for the ENAC derivative contracts as hedges at a date corresponding to the deterioration in the credit of ENAC and Enron in mid-October 2001. At this date, changes in the fair value of the derivative contracts no longer were considered effective in offsetting changes in the cash flows of the hedged production. Consequently, the Company recorded a loss of $2.155 million for the year ended December 31, 2001 and deferred a corresponding amount in accumulated other comprehensive income, based on the estimated fair value of the derivative contracts at that date.

Of the $2.155 million deferred in accumulated other comprehensive income, $1,444,000 and $480,000 was reclassified out of accumulated other comprehensive income in 2002 and 2001, respectively, as an increase in crude oil sales revenues. The remaining $231,000 deferred in accumulated other comprehensive income will be reclassified to crude oil sales revenue in 2003.

Crude Oil Hedging Activities

As mentioned above, the Company terminated all of its hedging contracts with ENAC on January 30, 2002 for the years 2002 and 2003. During 2001, the Company hedged 990,000 net barrels of crude oil production under various collars and swaps from ENAC. The Company recorded a reduction of revenue of $2.9 million under these contracts upon settlement in 2001. During 2000, the Company hedged 720,000 net barrels of crude oil production under various collars from ENAC. The Company recorded a reduction of revenue of $6.1 million in 2000 under these contracts.

On March 11, 2002, the Company hedged 30,000 net barrels per month with Shell Trading Company ("Shell") for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. On various dates between March and August of 2002, the Company hedged a total of 60,000 net barrels per month for the January 2003 to August 2003 period with Shell using a swap with various settlement amounts that average $24.78 per barrel. Shell has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the hedging positions and a "credit margin" of $500,000. As of December 31, 2002, Fortis Capital Corp. had issued a letter of credit to Shell on the Company's behalf in the amount of $1.4 million to cover any deficiencies between the $500,000 credit margin and the mid market estimate from Shell.

On January 16, 2003, the Company hedged 60,000 net barrels per month with Shell for the September 2003 to December 2003 period using a swap with a settlement amount of $25.63 per barrel. On February 26, 2003, the Company hedged another 40,000 net barrels per month with Shell for the January 2004 to December 2004 period using a various swaps with an average settlement amount of $25.25 per barrel. On February 27, 2003 Shell increased the Company's credit margin from $500,000 to $1,500,000. On March 18, 2003, Fortis Capital Corp. issued a letter of credit totaling $3 million (in replacement of the $1.4 million letter of credit) to cover any deficiencies between the $1,500,000 credit margin and the mid market estimate from Shell.

On April 8, 2002, the Company hedged 30,000 net barrels per month with Big West Oil Company ("Big West") for the May 2002 to December 2002 period using a swap with a settlement amount of $24.90 per barrel. On January 27, 2003, the Company hedged 30,000 net barrels per month with Big West for the January 2004 to December 2004 period using various swaps with an average settlement amount of $23.95 per barrel. On February 18, 2003, the Company hedged another 10,000 net barrels per month with Big West for the January 2004 to December 2004 period using a swap with an average settlement amount of $24.90 per barrel. Big West has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000.

The Company recognized a reduction in revenues of $1,664,000 during the year ended December 31, 2002 under these Shell and Big West contracts upon settlement. Unrealized losses of $1,324,000 at December 31, 2002 have been deferred as a component of accumulated other comprehensive income.

3.       LOSS PER SHARE:

The calculation of loss per share for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share data):

                                                      2002                          2001                          2000
                                          ---------------------------   ---------------------------   ---------------------------
                                          Income            Per Share   Income            Per Share   Income            Per Share
                                          (Loss)    Shares   Amount     (Loss)    Shares    Amount    (Loss)    Shares   Amount
                                          -------   ------  ---------   -------   ------  ---------   -------   ------  ---------
    Income (loss) from continuing
        operations                        $(9,628)                      $(2,196)                      $ 2,144
    Accrued Preferred Series D dividends       --                        (6,342)                       (9,732)
    Accrued Preferred Series E dividends       --                          (980)                       (1,506)
    Accretion of Series D discount             --                        (3,318)                       (6,300)
    Accretion of Series E discount             --                          (535)                         (900)
    Excess carrying value of Preferred
       over redemption consideration           --                         1,449                            --
                                          -------                       -------                       -------
BASIC AND DILUTED LOSS
    PER SHARE:
        Loss from continuing operations
           attributable to common
           stockholders                   $(9,628)   2,898  $   (3.32)  $(11,922)  2,898  $   (4.11)  $(16,294)  2,898  $   (5.62)
                                          =======           =========   ========          =========   ========          =========

4.       RESTRUCTURING TRANSACTIONS:

1999 Exchange Agreement

On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West and affiliated entities ("TCW" or "Holdings") and Joint Energy Development Investments II Limited Partnership ("JEDI") pursuant to which TCW agreed to exchange certain indebtedness and warrants to purchase Common Stock, for shares of Common Stock and two new series of Preferred Stock of the Company, and JEDI agreed to exchange 100,000 shares of Series C Preferred Stock of the Company for shares of Common Stock and a third new series of Preferred Stock of the Company. Pursuant to the Exchange Agreement, TCW agreed to exchange $75 million of subordinated indebtedness plus accrued interest of $5.7 million and warrants to purchase 15,852 shares of Common Stock for the following securities of the Company: (i) 10,757,747 shares of newly designated Series D Redeemable Preferred Stock of the Company ("Series D Preferred Stock"), (ii) 5,882,901 shares of newly designated Series Z Convertible Preferred Stock of the Company ("Series Z Preferred Stock") and (3) 1,164,295 shares of Common Stock. On December 14, 1999 all shares of Series D Preferred Stock were converted into 588,291 shares of Common Stock. In addition, JEDI agreed to exchange the 100,000 shares of the Company's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (i) 121,973 shares of newly designated Series E Redeemable Preferred Stock of the Company ("Series E Preferred Stock") and (ii) 292,098 shares of Common Stock.

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

March 2001 Transaction

On March 20, 2001, Hampton Investments LLC ("Hampton"), an affiliate of Smith Management LLC, ("Smith"), purchased from JEDI the 121,973 shares of Series E Preferred Stock and 292,098 shares of Common Stock acquired by JEDI in the Exchange Agreement. Following closing of the Exchange Agreement and the purchase by Hampton of JEDI's shares, Hampton owned 292,098 shares of Common Stock, representing approximately 10.1% of the outstanding shares of Common Stock as of March 20, 2001 and Holdings owned 1,752,586 shares of Common Stock, representing approximately 60.5% of the outstanding shares of Common Stock as of March 20, 2001. TCW Asset Management Company has the power to vote and dispose of the securities owned by Holdings.

August 2001 Transaction

On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo Securities Corp. ("Pengo"), transferee from SOLVation Inc., a company affiliated with Smith, and entered into other restructuring transactions as described below. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007.

The Company also issued a $5 million unsecured junior subordinated note to Pengo. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to Holdings and other Company working capital needs.

In conjunction with the issuance of the two subordinated notes to Pengo, the shares of the Series D Preferred Stock and Series E Preferred Stock held by Holdings were exchanged for an unsecured subordinated note (the "TCW Subordinated Note") due September 30, 2009 and $2 million in cash from the Company. Holdings had previously purchased the Series E Preferred Stock from Hampton. The TCW Subordinated Note amount of $98,968,964 represented the face value plus accrued dividends of the Series D Preferred Stock as of August 2, 2001. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated
Note in whole or in part with no penalty. As a result of the exchange, the Company retired both the Series D Preferred Stock and Series E Preferred Stock. Due to the related party nature of this transaction, the difference between the aggregate subordinated note balance and $2 million cash paid to Holdings and the aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock plus accrued dividends was recorded as an increase to additional paid-in capital of $1,449,000.

As part of this restructuring, Holdings also sold to Hampton, 1,455,390 shares of the Company's Common Stock. Consequently, Hampton now controls approximately 80% of the issued and outstanding shares of the Company. Holdings also terminated any existing option rights to the Company's Common Stock, and relinquished the right to elect four persons to the Company's Board of Directors to Hampton. However, Holdings has the right to nominate one person to the Company's Board. Remaining board members will be nominated by the Board of Directors and elected by the Company's stockholders. As long as Hampton or its affiliates own at least a majority of the common stock of the Company, Hampton has agreed with Holdings that Hampton will have the right to appoint at least two members to the board.

5.       DISCONTINUED OPERATIONS:

Pursuant to a decision by the Company's Board of Directors on December 10, 1999 to dispose of the Company's refinery operations, 100% of the stock in Inland Refining, Inc., a wholly owned subsidiary, was sold on January 31, 2000 to Silver Eagle Refining, Inc. ("Silver Eagle"). This subsidiary owned the Woods Cross Refinery and a nonoperating refinery located in Roosevelt, Utah. The sales price was $500,000 together with the assumption by Silver Eagle of refinery assets, liabilities and obligations including all environmental related liabilities. Prior to the sale, the Company transferred the existing inventory, cash, accounts receivable and a note receivable to another wholly-owned subsidiary of the Company. This subsidiary also agreed to satisfy various accounts payable and accrued liabilities not assumed by Silver Eagle. These assets and liabilities were disposed of during 2000.

As a result of this sale, the Company is no longer involved in the refining of crude oil or the sale of refined products. As a result, all refining operations have been classified as discontinued operations in the accompanying consolidated financial statements. In 2000 the Company recorded a loss of $250,000 to reflect adjustments to the final disposal costs associated with the refinery.

6.       OTHER PROPERTY AND EQUIPMENT:

                                                     December 31,
                                                 --------------------
                                                   2002        2001
                                                 --------    --------
                                                    (in thousands)
                                    Estimated
                                  Useful Lives
                                  ------------
Vehicles                               4 Years   $  1,788    $  1,554
Drilling rig                           7 years        716          --
Buildings                          20-30 Years        980       1,013
Furniture and fixtures                 5 Years      1,260       1,326
Leasehold improvements                 5 Years        112          86
Land                                                   36          36
                                                 --------    --------
                                                    4,892       4,015
Less: accumulated depreciation                     (2,155)     (1,785)
                                                 --------    --------
Total                                            $  2,737    $  2,230
                                                 ========    ========

7.       LONG-TERM DEBT (See Note 4):

Fortis Credit Agreement

Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement") whose current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders").

In conjunction with the August 2, 2001 Pengo financing, the Senior Lenders amended the Fortis Credit Agreement to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the London Interbank Offering Rate ("LIBOR") rate. The LIBOR rates are determined based on the senior debt to EBITDA. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of December 31, 2002, $83.5 million was borrowed under the LIBOR option at a weighted average interest rate of 5.20%. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The borrowing base is calculated as the collateral value of the Company's proved reserves. The borrowing base is subject to ongoing redeterminations each October 1 and April 1. The April 1, 2002 determination was received on March 26, 2002 and the borrowing base was set at $83.5 million. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. However, further redeterminations subsequent to April 1, 2003 have not been required by the Senior Lenders pending closure of the refinancing discussed in Note 14. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company. At December 31, 2002, the Company had been advanced all funds under its current borrowing base of $83.5 million.

As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio. On June 6, 2002, the senior lenders waived compliance with the debt to EBITDA ratio related to March 31, 2002. The Company was not in compliance with its bank covenants as of June 30, 2002, September 30, 2002 and December 31, 2002 for the senior debt to EBITDA ratios. Also, the Company was not in compliance with its bank covenant for the current ratio as of December 31, 2002. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenants, the Senior Lenders have the ability to call the amount payable immediately. As a result of the covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been classified as a current liability. Also, since the subordinated debt agreements contain cross default provisions, the Company has classified its subordinated debt as of December 31, 2002, aggregating $127 million, as a current liability.

Subordinated Unsecured Debt to Pengo Securities Corp.

As discussed in Note 4, on August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the TCW Subordinated Note (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty.

The Company also issued a $5 million unsecured junior subordinated note to Pengo. The interest rate is 11% per annum compounded quarterly. The maturity date is the earlier of (i) 120 days after payment in full of the TCW Subordinated Note or (ii) March 31, 2010. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the March 31, 2010 maturity date. Prior to the March 31, 2010 maturity date, subject to both bank and subordination agreements, the Company may prepay the junior subordinated note in whole or in part with no penalty. A portion of the proceeds from the senior and junior subordinated notes was used to fund a $2 million payment to Holdings and other Company working capital needs.

Subordinated Unsecured Debt to TCW

As discussed in Note 4, in conjunction with the issuance of the two subordinated notes to Pengo, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount of $98,968,964 represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty.

Custom Energy Note Payable

During 2002, the Company contracted Custom Energy Construction, Inc. ("Custom") for the installation of a gas liquids processing facility located in the Field. The total cost of the facility was $1.4 million, which is financed through a non-recourse promissory note with Custom. Principal and interest payments at 7% per annum are made from hydrocarbon liquid proceeds generated by the plant over a 5-year period. As of December 31, 2002, the amount due to Custom is $994,000. Completion of the gas plant and operations started in September 2002. Custom's collateral for the promissory note is a first lien on the plant.

A summary of the Company's debt (including accrued unpaid interest) follows (in thousands):

                                                                    December 31,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
Fortis Credit Agreement                                         $ 83,500   $ 83,500
Senior Subordinated Unsecured Debt including accrued interest      5,828      5,228
Subordinated Unsecured Debt including accrued interest           115,362    103,500
Junior Subordinated Unsecured Debt including accrued interest      5,828      5,228
Custom Energy Note Payable                                           994         --
Other                                                                394         --
                                                                --------   --------
    Total long-term debt                                        $211,906   $197,456
                                                                ========   ========

As a result of defaults under the Fortis Credit Agreement and cross default provisions in the Company's other debt agreements, all long term debt at December 31, 2002 and 2001 has been classified as current.

8.       INCOME TAXES:

In 2002, 2001 and 2000, no income tax provision or benefit was recognized due to the effect of net operating losses and the recording of a valuation allowance against portions of the deferred tax assets that did not meet the utilization criteria of more likely than not. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 is as follows (in thousands):

                                               December 31,    December 31,
                                                   2002            2001
                                               ------------    ------------
Deferred tax assets:
    Net operating loss carryforwards           $     38,965    $     32,158
    Other                                               350             625
    Valuation allowance                             (24,288)        (20,181)
                                               ------------    ------------
          Deferred tax assets                        15,027          12,602
                                               ------------    ------------
Deferred tax liabilities:
    Depletion, depreciation and amortization
       of property and equipment                    (15,027)        (12,602)
                                               ------------    ------------
          Deferred tax liabilities                  (15,027)        (12,602)
                                               ------------    ------------
          Net deferred tax assets              $         --    $         --
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

Income tax (benefit) expense for 2002, 2001 and 2000 differed from amounts computed by applying the statutory federal income tax rate as follows (in thousands):

                                             For the Year December 31,
                                         --------------------------------
                                           2002        2001        2000
                                         --------    --------    --------
Expected statutory income tax (benefit)
  expense at 34%                         $ (3,274)   $   (731)   $    644
State income taxes, net of Federal
  impact                                     (318)        (71)         62
Change in valuation allowance, net          4,107         784        (492)
Other                                        (515)         18        (214)
                                         --------    --------    --------
        Net income tax (benefit)
          expense                        $     --    $     --    $     --
                                         ========    ========    ========

No state or federal income taxes are payable at December 31, 2002 or 2001, and the Company did not pay any income taxes in 2002, 2001 or 2000. At December 31, 2002, the Company had tax basis net operating loss carryforwards available to offset future regular and alternative taxable income of $104 million that expire from 2004 to 2022. Utilization of the net operating loss carryforwards are limited under the change of ownership tax rules.

9.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during 2002, 2001 and 2000 was approximately $4,576,000, $6,428,000 and $7,857,000, respectively.

As a result of the restructuring discussed in Note 4, the Company converted Preferred Stock to debt in the amount of $98,968,964, during 2001.

In 2000, the Company sold surface land to a former officer of the Company for the assumption of a note payable of $167,000, by the former officer, that had previously been recorded on the Company's financial statements.

10.      COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases 16,500 square feet of office space under a noncancellable operating lease that expires in 2003. Future payments under this lease are estimated at $300,000 for 2003. Total lease expense during 2002, 2001 and 2000 was $298,000, $299,000 and $300,000, respectively.

401(k) Plan

The Company provides a voluntary 401(k) employee savings plan which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the 401(k) plan by participants. In addition, the Company matches 100% of the first 6% of salary contributed by each employee. Matching contributions of $225,000, $224,000 and $191,000 were made by the Company during 2002, 2001 and 2000, respectively.

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

Consulting and Employment Agreements

The Company entered into a consulting agreement on September 21, 1999 with a former director of the Company, who was also an officer of Smith Management, pursuant to which this individual was to receive $200,000 annually, paid in equal monthly installments for consulting services to be provided to the Company until September 21, 2002. The consulting agreement was terminated in August, 2001 as part of the Pengo transaction described in Note 4.

The Company has employment agreements with certain employees of the Company which provide for payment to the employees upon termination following a change in control.

11.      STOCK OPTIONS:

1988 Stock Option Plan

On August 25, 1988, the Company's Board of Directors adopted an incentive stock option plan (the "1988 Plan") for the benefit of key employees and directors of the Company. A total of 21,280 shares of common stock are reserved for issuance under the 1988 Plan. All options under the 1988 Plan are granted, exercisable and expire 10 years from the date of grant.

1997 Stock Option Plan

On April 30, 1997, the Company's Board of Directors adopted an incentive stock option plan (the "1997 Plan") for the benefit of key employees and directors of the Company. Options under the 1997 Plan vest based upon the determination made by the Company's Compensation Committee at the time of grant, and expire 10 years from the date of grant. The Company reserved 50,000 shares for grant under the 1997 Plan of which 41,850 options were granted through December 31, 2002 at prices equal to the market value of the Company's stock on the date of grant. All granted options are vested. There are 43,800 shares available for grant as of December 31, 2002.

A summary of option grants, exercises and average prices under both the 1988 Plan and the 1997 Plan is presented below:

                                                               Weighted                 Option
                                                               Average                 Exercise
                                            Number of          Exercise                 Price
                                             Options            Price                   Range
                                            ---------          --------                --------
Balance, December 31, 1999                     48,316          $  37.20            $10.00 - $110.00
    Cancelled                                 (26,580)            29.50             10.00 -  110.00
                                            ---------          --------            ----------------
Balance, December 31, 2000                     21,736             46.88             10.00 -  110.00
    Cancelled                                 (11,340)            47.94             10.00 -  110.00
    Expired                                    (1,156)            51.27             10.00 -  110.00
                                            ---------          --------            ----------------
Balance, December 31, 2001                      9,240             45.02             10.00 -  110.00
       Expired                                 (1,260)            13.89             10.00 -  110.00
                                            ---------          --------            ----------------
Balance, December 31, 2002                      7,980          $  49.49            $10.00 - $110.00
                                            =========          ========            ================

Plan options exercisable as of
    December 31, 2002                           7,980          $  49.49
                                            =========          ========

Non-Plan Grants

From time to time the Company grants nonqualified ("Non-Plan") options to purchase common stock to its executive officers. The grants have vesting periods of three to five years. These grants were made at fair value. The option lives are five to seven years. The table below summarizes the activities associated with these grants to executive officers:

                                            Weighted       Options         Weighted
                                            Average        Exercise       Fair Value
                               Number of    Exercise        Price         of Options
                                Options      Price          Range          Granted
                               ---------    --------   ----------------   ----------
Balance, December 31, 1999       146,200    $  10.42   $ 9.38 - $100.00
        Cancelled                 (4,500)      95.56    90.00 -  100.00
                               ---------    --------   ----------------
Balance, December 31, 2000       141,700        9.38     9.38 -    9.38
        Granted                  300,000        2.11     1.63 -    2.84   $     1.49
                                                                          ==========
        Cancelled               (116,700)       9.38     9.38 -    9.38
                               ---------    --------   ----------------
Balance, December 31, 2001       325,000        2.67     1.63 -    9.38
        No activity                   --          --
                               ---------    --------   ----------------
Balance, December 31, 2002       325,000    $   2.67   $ 1.63 -    9.38
                               =========    ========   ================

Non-Plan options exercisable
    as of December 31, 2002      275,500    $   2.77
                               =========    ========

The fair value of options granted in 2001 was estimated using the following weighted average assumptions. No options were granted during 2002 and 2000.

                                                              2001
                                                             -------
Weighted average remaining life                              5 years
Risk-free interest rate                                         4.7%
Expected dividend yield                                           0%
Expected lives                                               5 years
Expected volatility                                           152.4%

The following table summarizes information for options outstanding as of December 31, 2002 for all Plan and Non-Plan options.

                                       Options Outstanding                             Options Exercisable
                        ------------------------------------------------          ----------------------------
                                           Weighted
                                            Average             Weighted                              Weighted
                                           Remaining            Average                                Average
    Range of                            Contractual Life        Exercise                              Exercise
 Exercise Price         Number              (Years)               Price           Number              Price
----------------        -------         ----------------        --------          -------             --------
$  1.63 - $ 2.84        300,000               4.7               $   2.11          250,500             $   2.11
$  9.38 - $10.00         28,000               5.2                   9.80           28,000                 9.80
$ 31.25 - $37.50            900               1.4                  34.17              900                34.17
$ 40.63 - $50.00            880               1.1                  45.99              880                45.99
$ 84.40 - $90.00          2,400               4.9                  87.20            2,400                87.20
$110.00                     800               5.0                 110.00              800               110.00
                        -------               ---               --------          -------             --------
                        332,980               3.7               $   3.80          283,480             $   4.10
                        =======               ===               ========          =======             ========

All options cancelled and reissued are subject to the criteria of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25"

("FIN 44"). In 1999, 33,500 options were cancelled and reissued at market price. These options are being accounted for as a variable option grant based on the market price on July 1, 2000. These options have been marked-to-market with gains and losses recorded in income for each reporting period subsequent to July 1, 2000 to the extent there are increases in the Company's stock price above the market value of the stock on July 1, 2000. There was no adjustment made for these options in the years ended December 31, 2002, 2001 and 2000 as the stock price has not exceeded the stock price in effect on July 1, 2000. During 2001, 116,700 Non-Plan options at an exercise price of $9.38 were cancelled and 300,000 new Non-Plan options were granted. The grant price for the new options was $1.63 for 180,000 shares and $2.84 for 120,000 shares. These options are accounted for as variable option grants. There were no adjustments made for these options in the years ended December 31, 2002 and 2001, as the market price of the Company's stock did not exceed the grant price of the options.

12.      OIL AND GAS PRODUCING ACTIVITIES:

Major Customers

Sales to the following companies represented 10% or more of the Company's revenues, excluding effects of hedging, (in thousands):

                                 2002         2001         2000
                              ----------   ----------   ----------
Crude Oil:
       Tesoro (formally BP)   $    6,644   $   15,101   $   17,016
       ChevronTexaco               7,213        9,497       11,611
       Big West                   11,748           --           --
Gas:
       Wasatch                     4,137        7,622        5,556

Costs Incurred

Cost incurred in oil and gas producing activities were as follows (in thousands):

                                        2002         2001         2000
                                     ----------   ----------   ----------
Unproved property acquisition cost   $       --   $       --   $       33
Development cost                         12,426       21,576       13,709
Exploration cost                            136          143          135
                                     ----------   ----------   ----------
       Total                         $   12,562   $   21,719   $   13,877
                                     ==========   ==========   ==========

Net Capital Costs

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows (in thousands):

                                             2001          2000          2000
                                          ----------    ----------    ----------
Unproved properties                       $    2,652    $    2,894    $    3,797
Proved properties                            203,644       195,766       174,348
Gas and water transportation facilities       11,665         6,875         5,814
                                          ----------    ----------    ----------
       Total                                 217,961       205,535       183,959

Accumulated depletion, depreciation and
    amortization                             (51,627)      (43,510)      (35,004)
                                          ----------    ----------    ----------
       Total                              $  166,334    $  162,025    $  148,955
                                          ==========    ==========    ==========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below. Future cash inflows and future production and development costs are determined by applying yearend prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% ("PV10%") annual discount factor.

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

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69 (in thousands):

                                                     December 31,
                                     --------------------------------------------
                                         2002            2001            2000
                                     ------------    ------------    ------------
Future cash inflows                  $  1,738,458    $  1,102,973    $  1,633,382
Future production costs                  (487,689)       (351,973)       (292,305)
Future development costs                 (210,307)       (192,672)       (202,071)
Future income tax provision              (315,772)       (145,950)       (369,220)
                                     ------------    ------------    ------------
Future net cash flows                     724,690         412,378         769,786
Less effect of 10% discount factor       (429,065)       (254,683)       (445,360)
                                     ------------    ------------    ------------
Standardized measure of discounted
    future net cash flows            $    295,625    $    157,695    $    324,426
                                     ============    ============    ============

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                        2002          2001          2000
                                                     ----------    ----------    ----------
Standardized measure, beginning of year              $  157,695    $  324,426    $  198,312
Sales of reserves in place                                   --            --            --
Sales of oil and gas produced excluding effects of
    hedging, net of production costs                    (18,807)      (24,276)      (26,501)
Net change in sales prices and production costs         174,666      (271,039)      168,192
Extensions, discoveries and improved
    recovery, net                                        20,871         5,566        12,269
Revisions of previous quantity estimates                (12,004)       44,898         8,667
Change in future development costs                       (5,355)       12,176        (7,396)
Net change in income taxes                              (62,377)       87,208       (66,753)
Accretion of discount                                    19,309        44,703        25,417
Changes in production rates and other                    21,627       (65,967)       12,219
                                                     ----------    ----------    ----------
Standardized measure, end of year                    $  295,625    $  157,695    $  324,426
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

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The fluctuation of oil and gas prices has a significant impact on the standardized measure. Future increases or decreases in oil or gas prices increase or decrease the standardized measure accordingly. As of December 31, 2002, the Company used prices of $28.20 per Bbl and $2.96 per Mcf. Prices used by the Company in 2001 were $16.84 per Bbl and $2.23 per Mcf. Prices used by the Company in 2000 were $23.78 per Bbl and $7.73 per Mcf.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2002, 2001 and 2000:

                                                        2002                         2001                        2000
                                            ---------------------------    ------------------------    ------------------------
                                            Oil (MBbl)(1)    Gas (MMcf)    Oil (MBbl)    Gas (MMcf)    Oil (MBbl)    Gas (MMcf)
                                            -------------    ----------    ----------    ----------    ----------    ----------
Proved reserves, beginning of year                 54,571        82,507        47,159        66,187        47,129        60,935
Sales of reserves in place                             --            --            --            --            --            --
Extensions and discoveries                             --            --            --            --           660         1,584
Improved recoveries                                 1,955           118         1,324           629           400           200
Production                                         (1,137)       (2,106)       (1,212)       (2,423)       (1,072)       (2,289)
Revisions of previous estimates                    (2,423)        3,469         7,300        18,114            42         5,757
                                            -------------    ----------    ----------    ----------    ----------    ----------
Proved reserves, end of year                       52,966        83,988        54,571        82,507        47,159        66,187
                                            =============    ==========    ==========    ==========    ==========    ==========

Proved developed reserves,
    end of year                                    17,668        23,740        18,409        20,682        17,531        13,647
                                            =============    ==========    ==========    ==========    ==========    ==========

(1) A total of 1,827 Mbbl of proved natural gas liquids are included in proved oil reserves for the 2002 year as improved recoveries.

13.      QUARTERLY EARNINGS (UNAUDITED):

Summarized unaudited quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

                                                             Quarter Ended
                                --------------------------------------------------------------------
                                   March 31,         June 30,       September 30,      December 31,
                                     2002              2002              2002              2002
                                --------------    --------------    --------------    --------------
Revenues                        $        7,113    $        7,851    $        7,157    $        7,757
Operating income                         1,676             2,977             1,622             2,220
Net loss                                (2,819)           (1,475)           (2.921)           (2,413)
Basic and diluted loss
    per share attributable to
    common stockholders         $        (0.97)   $        (0.51)   $        (1.01)   $        (0.83)

                                                              Quarter Ended
                                -----------------------------------------------------------------------
                                   March 31,         June 30,       September 30,         December 31,
                                    2001(1)            2001              2001                2001(2)
                                --------------    --------------    --------------       --------------
Revenues                        $        8,169    $        8,572    $        8,103       $        7,123
Operating income                         3,287             3,384             2,772                1,966
Net income (loss)                          867             1,720              (310)              (4,428)
Basic and diluted loss
    per share attributable to
    common stockholders         $        (1.42)   $        (1.01)   $         (.14)      $        (1.53)

(1) Operating income and net income for the quarter ended March 31, 2001 were adjusted for the reversal of a non-cash charge related to the stock option repricing discussed in Note 11.

(2) Includes a non-cash loss of $1,675,000 related to the loss of effectiveness of derivative contracts following the filing of Chapter 11 bankruptcy of ENAC, as discussed in Note 2.

14.      Subsequent Events:

Pending Refinancing, Exchange, Merger and Going Private Transactions

An amendment to the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a credit commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. The bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" (discussed below) except that the Company will be able to use the $5 million letters of credit for commodity price hedging for a period of 90 days after the date of the amendment.

On January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest, for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest, for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002. The Company will authorize 1,100,000 shares of Series F Preferred Stock.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock shall be entitled to receive, in preference to the holders of the common stock, a per share amount equal to $100, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all accrued or declared but unpaid dividends on such shares. Each share of Series F Preferred Stock will be automatically converted into 100 shares of the Company's common stock when sufficient shares of Common Stock have been authorized.

TCW and two Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of its holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

Upon the formation of Newco and closing of the TCW and Smith Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's stockholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation. Stockholders unaffiliated with Newco are expected to receive cash of $1.00 per share as a result of the Merger.

Stockholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Stockholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public stockholders, but will instead receive the appraised value, which may be more or less than $1.00 per share.

The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by three stockholders. On February 3, 2003, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in order to complete the TCW and Smith Exchange.

Going Concern

At the date of this report, however, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange. The defaults and cross defaults on the Company's debt essentially result in all of the debt potentially due being and payable. In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit. The Company's current financial condition and inability to effect the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

*4.1                       Third Amended and Restated Credit Agreement dated
                           November 30, 2001, between Inland Production Company
                           (as borrower), Inland Resources Inc.(as guarantor) and Fortis Capital Corp. (as agent).

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

10.12                      Amendment to Employment Agreement between Inland and
                           William T. War, amending the Employment Agreement filed as Exhibit 10.10.

10.13                      Employment Agreement between Inland and Michael J.
                           Stevens dated effective as of February 1, 2001.

10.14 Employment Agreement between Inland and Marc MacAluso dated effective as of February 1, 2001 and.

10.15                      Stock Option Agreement between Inland and Marc
                           MacAluso dated effective as of February 1, 2001 representing 150,000 post-split shares of Common
                           Stock.

10.16                      Employment Agreement between Inland and Bill I.
                           Pennington dated effective as of February 1, 2001 and.

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

10.27 Senior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation(without exhibits or schedules)(filed as
                           Exhibit 10.9 to the Company's Current Report on Form
                           8-K dated August 2, 2001, and incorporated herein by reference).

10.28 Junior Subordinated Note Purchase Agreement dated as of August 2, 2001 by and among Inland, Production and SOLVation (without exhibits or schedules)(filed as Exhibit 10.10 to the Company's Current Report on Form
                           8-K dated August 2, 2001, and incorporated herein by reference).

10.29                      Exchange and Stock Issuance Agreement dated as of
                           January 30, 2003, by and among Inland Resources Inc.,
                           Inland Production Company, Inland Holdings, LLC and
                           SOLVation, Inc., (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).


10.30 Form of Amendment No. 1 to Employment Agreement by and between Marc MacAluso and Newco, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated
                           February 5, 2003 and incorporated herein by reference).

10.31 Form of Amendment No. 1 to Employment Agreement by and between Bill I. Pennington and Newco, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated
                           February 5, 2003 and incorporated herein by reference).

10.32                      Form of Second Amended and Restated Registration
                           Rights Agreement by and among Inland Resources Inc.,
                           Inland Holdings, LLC, Hampton Investments LLC and
                           SOLVation, Inc, attached as Exhibit E to the Exchange
                           Agreement (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.33                      Form of First Amendment to Senior Subordinated Note
                           Purchase Agreement, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.34 Form of Development Agreement, attached as an exhibit to the Exchange Agreement (filed as an exhibit to the Company's Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.35                      Investors' Agreement dated as of January 30, 2003
                           (the "Investors' Agreement"), by and among Newco,
                           Inland Holdings, LLC, Hampton Investments LLC and
                           SOLVation, Inc (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

10.36                      Fourth Amendment to Third Amended and Restated Credit
                           Agreement (filed as an exhibit to the Company's
                           Schedule 13E-3 dated February 5, 2003 and incorporated herein by reference).

*21.1                      Subsidiaries of Inland

*23.2                      Consent of Ryder Scott Company, L.P.

*23.3                      Consent of KPMG LLP

*99.1                      Certification of Chief Executive Officer pursuant to
                           section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99.2                      Certification of Chief Financial Officer pursuant to
                           section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99.3                      Certification of Chief Executive Officer pursuant to
                           section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*99.4                      Certification of Chief Financial Officer pursuant to
                           section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith