Form 10-Q
period 2003-03-31
INLAND RESOURCES INC
filed 2003-05-15
CIK 717754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-16487

                              INLAND RESOURCES INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Washington                                  91-1307042
----------------------------------------                --------------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

410 17th Street, Suite 700, Denver, Colorado             80202
--------------------------------------------        ----------------
(Address of Principal Executive Offices)              (ZIP Code)

Registrant's Telephone Number, Including Area Code:              (303) 893-0102

(Former name, address and fiscal year, if changed, since last report) __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [xx]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [xx]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ ] Yes [ ] No

Number of shares of common stock, par value $.001 per share, outstanding as of May 12, 2003: 2,897,732

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                              INLAND RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (In thousands)

                                                                                   March 31,             December 31,
                                                                                      2003                   2002
                                                                                 --------------         --------------
                                                                                   Unaudited
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                     $        1,406         $        1,525
   Accounts receivable and accrued sales                                                  4,002                  3,351
   Inventory                                                                              1,058                  1,088
   Other current assets                                                                     435                    510
                                                                                 --------------         --------------
           Total current assets                                                           6,901                  6,474
                                                                                 --------------         --------------
Property and equipment, at cost:
   Oil and gas properties (successful efforts method)                                   227,049                217,961
   Accumulated depletion, depreciation and amortization                                 (53,628)               (51,627)
                                                                                 --------------         --------------
                                                                                        173,421                166,334
   Other property and equipment, net                                                      2,834                  2,737
                                                                                 --------------         --------------
           Total property and equipment, net                                            176,255                169,071
   Other long-term assets, net                                                            1,505                  1,671
                                                                                 --------------         --------------
           Total assets                                                          $      184,661         $      177,216
                                                                                 ==============         ==============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              $        3,945         $        3,614
   Accrued expenses                                                                       4,030                  3,180
   Senior secured debt                                                                   83,500                 83,500
   Other notes payable                                                                    1,195                  1,388
   Senior subordinated unsecured debt including accrued interest                          5,988                  5,828
   Subordinated unsecured debt including accrued interest                               118,535                115,362
   Junior subordinated unsecured debt including accrued interest                          5,988                  5,828
   Fair market value of derivative instruments                                            1,384                  1,555
                                                                                 --------------         --------------
            Total current liabilities                                                   224,565                220,255
                                                                                 --------------         --------------

Asset retirement obligation                                                               2,845                      -

Total liabilities                                                                       227,410                220,255
                                                                                 --------------         --------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.001; 25,000,000 shares authorized,
         2,897,732 issued and outstanding                                                     3                      3
   Additional paid-in capital                                                            41,431                 41,431
   Accumulated other comprehensive income                                                (1,254)                (1,324)
   Accumulated deficit                                                                  (82,929)               (83,149)
                                                                                 --------------         --------------
            Total stockholders' deficit                                                 (42,749)               (43,039)
                                                                                 --------------         --------------
            Total liabilities and stockholders' deficit                          $      184,661         $      177,216
                                                                                 ==============         ==============

   The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                      (In thousands except per share data)
                                   (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                          ----------------------------------
                                                               2003               2002
                                                          --------------     ---------------
Revenues:
   Oil and gas sales                                      $        8,643     $         7,113
   Drilling net revenues                                             104                   -
                                                          --------------     ---------------
     Total revenues                                                8,747               7,113

Operating expenses:
   Lease operating expenses                                        2,143               2,934
   Production taxes                                                  121                 105
   Exploration                                                        30                  32
   Depletion, depreciation and amortization                        2,193               2,145
   General and administrative, net                                   347                 221
                                                          --------------     ---------------
     Total operating expenses                                      4,835               5,437
                                                          --------------     ---------------

Operating income                                                   3,912               1,676
Interest expense                                                  (4,727)             (4,503)
Interest and other income                                             43                   8
                                                          --------------     ---------------
Net income (loss) before cumulative effect of change
  in accounting principle                                           (772)             (2,819)
Cumulative effect of change in accounting principle                  992                   -
                                                          --------------     ---------------
Net income (loss)                                         $          220     $        (2,819)
                                                          ==============     ===============

Basic and diluted net income (loss) per share before
  cumulative effect of change in accounting principle     $         (.27)    $          (.97)
Cumulative effect of change in accounting principle                  .35                   -
                                                          --------------     ---------------
Basic and diluted net income (loss) per share             $          .08     $          (.97)
                                                          ==============     ===============

Basic and diluted weighted average common shares
outstanding                                                        2,898               2,898
                                                          ==============     ===============

Dividends per common share                                     NONE               NONE
                                                          ==============     ===============

   The accompanying notes are an integral part of the consolidated financial statements

                              INLAND RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                 (In thousands)
                                  (Unaudited)

                                                                                   Three months ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                              2003                  2002
                                                                          -------------        --------------
Cash flows from operating activities:
   Net income (loss)                                                      $         220        $       (2,819)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depletion, depreciation and amortization                                2,125                 2,145
          Accretion of asset retirement obligation                                   68                     -
          Amortization of debt issue costs and debt discount                        152                   141
          Noncash charges related to derivatives                                   (100)                 (531)
          Accrued interest expense added to subordinated debt                     3,493                 3,133
          Cumulative effect of change in accounting principle                      (992)                    -
          Effect of changes in current assets and liabilities:
             Accounts receivable                                                   (651)                 (843)
             Inventory                                                               30                  (307)
             Other assets                                                            75                   151
             Accounts payable and accrued expenses                                1,181                (1,518)
                                                                          -------------        --------------
Net cash provided (used) by operating activities                                  5,601                  (448)
                                                                          -------------        --------------

Cash flows from investing activities:
   Development expenditures and equipment purchases                              (5,527)               (1,163)
                                                                          -------------        --------------
Net cash used by investing activities                                            (5,527)               (1,163)
                                                                          -------------        --------------

Cash flows from financing activities:
   Payments of long term debt                                                      (193)                    -
                                                                          -------------        --------------
Net cash used by financing activities                                              (193)                    -
                                                                          -------------        --------------

Net decrease in cash and cash equivalents                                          (119)               (1,611)
Cash and cash equivalents at beginning of period                                  1,525                 1,949
                                                                          -------------        --------------

Cash and cash equivalents at end of period                                $       1,406        $          338
                                                                          =============        ==============

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

2.   BASIS OF PRESENTATION:

     The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes the disclosures made are adequate to ensure that the financial information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.   CHANGE IN ACCOUNTING PRINCIPLE:

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of assets.

     The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is also added to the carrying amount of the associated asset and is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to accretion expense, which is recorded as additional depreciation, depletion and amortization. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

     The Company identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption. The determination of fair value was based upon regional market and specific well or mine type information. In conjunction with the initial application of SFAS No. 143, the Company recorded a cumulative effect of change in accounting principle, of $992,000 as an increase to income for the three months ended March 31, 2003. In addition, the Company recorded an asset retirement obligation of $2,688,00 upon adoptions of the new standard. Below is a beginning and ending aggregate carrying amount of the Company's retirement obligations as of March 31, 2003.

                                                      Three Months
                                                     Ended March 31,
                                                          2003
                                                     ---------------
                                                     (in thousands)
Beginning of the period                                  $        -
Initial adoption entry                                        2,688
Liabilities incurred in the current period                       89
Liabilities settled in the current period                         -
Accretion expense                                                68
                                                         ----------
End of period                                            $    2,845
                                                         ==========

     The following table summarizes the pro forma net income and earnings per share for the three months ended March 31, 2002 and for the years ended December 31, 2002, 2001 and 2000 as if the change in accounting been implemented on January 1 of the respective years.

                                                  Three Months
                                                 Ended March 31,           Year Ended December 31,
                                                     2002              2002           2001        2000
                                                 ---------------    ----------    ----------   ----------
Net income (loss)
  As Reported                                       $ (2,819)       $  (9,628)    $ (11,877)   $ (16,544)
  Pro Forma                                         $ (2,795)       $  (9,534)    $ (11,744)   $ (16,412)

Net income (loss) per share- Reported
  Basic and Diluted                                 $   (.97)       $   (3.32)    $   (4.09)   $   (5.71)

Net income (loss) per share- Pro Forma
  Basic and Diluted                                 $   (.96)       $   (3.29)    $   (4.05)   $   (5.66)

     In addition, a pro forma basis as required by SFAS No. 143, had we adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the asset retirement obligations would have been as follows:

                                 Pro Forma
                              Asset Retirement
   On Adoption Date              Obligation
------------------------     --------------------
                               (in thousands)
January 1, 2000                   $ 1,300
December 31, 2000                 $ 1,995
December 31, 2001                 $ 2,373
March 31, 2002                    $ 2,452
December 31, 2002                 $ 2,688

4.   STOCK -BASED COMPENSATION:

The Company has elected to account for stock options and warrants granted to employees and non-employee directors of the Company under APB Opinion No. 25 and its interpretations. If compensation expense for grants of stock options and warrants had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per share ("LPS") would have been the following pro forma amounts (in thousands, except per share data):

                                                                  Three Months ended
                                                                      March 31,
                                                                 -------------------
                                                                   2003      2002
                                                                 --------  ---------
Net income (loss), attributable to common stockholders:
    As reported                                                   $  220   $ (2,819)
    Pro forma                                                        (72)    (3,111)
Basic and Diluted LPS:
    As reported                                                   $  .08   $   (.97)
    Pro forma                                                       (.02)     (1.07)

5    ACCOUNTING PRONOUNCEMENTS:

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company's adoption of SFAS No. 146 on January 1, 2003 had no impact on its financial position or results of operations.

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

     FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others," was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation does not have a significant effect on its financial position or results of operations.

     FASB Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB 51," was issued in January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect this interpretation to have any impact on its financial position or results of operations.

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

     Of the $2,155,000 deferred in accumulated other comprehensive income, $1,444,000 and $480,000 was reclassified out of accumulated other comprehensive income in 2002 and 2001, respectively, as an increase in crude oil sales revenues. Of the remaining $231,000 deferred in 2003 to accumulated other comprehensive income, $100,000 was reclassified to crude oil sales revenues for the three months ended March 31, 2003 and $531,000 for the three months ended March 31, 2002.

     On March 11, 2002, the Company hedged 30,000 net barrels per month with Shell Trading Company ("Shell") for the April 2002 to December 2002 period using a swap with a settlement amount of $23.90 per barrel. On various dates between March and August of 2002, the Company hedged a total of 60,000 net barrels per month for the January 2003 to August 2003 period with Shell using a swap with various settlement amounts that average $24.78 per barrel. On January 16, 2003, the Company hedged 60,000 net barrels per month with Shell for the September 2003 to December 2003 period using a swap with a settlement amount of $25.63 per barrel. On February 26, 2003, the Company hedged another 40,000 net barrels per month with Shell for the January 2004 to December 2004 period using various swaps with an average settlement amount of $25.25 per barrel.

     Shell has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the hedging positions and a "credit margin". On February 27, 2003 Shell increased the Company's credit margin from $500,000 to $1,500,000. On March 18, 2003, Fortis Capital Corp. issued a letter of credit totaling $3 million (in replacement of a previously issued $1.4 million letter of credit) to cover any deficiencies between the $1,500,000 credit margin and the mid market estimate from Shell. On May 8, 2003, Shell released the $3 million letter of credit since the mid market estimate on the swap positions were below the $1.5 million credit margin.

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

     Big West has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000. There are no current requirements from Big West to issue collateral on the above-mentioned Big West swap positions.

     The Company recognized a reduction in revenues of $1,604,000 and $0 for the three months ended March 31, 2003 and 2002 under hedging contracts. Unrealized losses of $1,254,000 at March 31, 2003 have been deferred as a component of accumulated other comprehensive income.

7.   CHANGES OF CONTROL AND RECAPITALIZATION:

     1999 Exchange Agreement - On September 21, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Trust Company of the West, as Sub-Custodian for Mellon Bank for the benefit of Account No. CPFF 873-3032 ("Fund V"), TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. ("Portfolio") (Portfolio and Fund V collectively being referred to as "TCW"), Inland Holdings LLC ("Holdings"- whose members are Fund V and Portfolio) and Joint Energy Development Investments II Limited Partnership ("JEDI"). Pursuant to the Exchange Agreement, Fund V agreed to exchange $75 million in principal amount of subordinated indebtedness of IPC plus accrued interest of $5.7 million and Portfolio agreed to exchange warrants to purchase 15,852 shares of Common Stock for the following securities of Inland, all issued to Holdings: (1) 10,757,747 shares of Series D Preferred Stock, (2) 5,882,901 shares of Series Z Preferred Stock, which automatically converted into 588,291 shares of Common Stock on December 14, 1999, and (3) 1,164,295 shares of Common Stock; and JEDI agreed to exchange the 100,000 shares of Inland's Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") owned by JEDI, together with $2.2 million of accumulated dividends thereon, for (A) 121,973 shares of Series E Preferred Stock and (B) 292,098 shares of Common Stock (the "Recapitalization"). The Series C Preferred Stock bore annual dividends at a rate of $10 per share, had a liquidation preference of $100 per share and was required to be redeemed at a price of $100 per share not later than January 21, 2008.

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

     January 30, 2003 Transaction - An amendment to the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. The bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" and "Merger" (discussed below) except that the Company is able to use the $5 million letters of credit for commodity price hedging for a period through June 20, 2003 after the date of the amendment.

     On January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest, for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest, for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002. The Company has authorized 1,100,000 shares of Series F Preferred Stock (the "TCW and Smith Exchange").

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

     TCW and two Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of their holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

     Upon closing of the TCW and Smith Exchange and the formation of Newco, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's stockholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation. Stockholders unaffiliated with Newco are expected to receive cash equal to $1.00 per share as a result of the Merger. Stockholders of Inland will also have the right to dissent from the Merger and have a court appraise the value of their shares. Stockholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other unaffiliated stockholders, but will instead receive the appraised value, which may be more or less than $1.00 per share.

     The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by three stockholders. On February 3, 2003, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission (SEC) in order to complete the TCW and Smith

     Exchange and Merger. On May 5, 2003, the Company mailed the Transaction Statement for the merger to its stockholders. The transaction described herein is expected to be closed and become effective on or about June 1, 2003.

     At the date of this report, however, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange and Merger. The Company's inability to effect the amendment to the Fortis Credit Agreement before the Exchange raises substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful.

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

8.   FORTIS CAPITAL AGREEMENT:

     Effective September 21, 1999, the Company entered into a credit agreement (the "Fortis Credit Agreement"). The current participants are Fortis Capital Corp. and U.S. Bank National Association (the "Senior Lenders"). At March 31, 2003, the Company had borrowed all funds under its current borrowing base of $83.5 million. The borrowing base is calculated as the collateral value of proved reserves and is subject to redetermination October 1 and April 1. If the borrowing base is lower than the outstanding principal balance then drawn, the Company must immediately pay the difference. The borrowing base has yet to be redetermined as discussed below.

     In conjunction with the Pengo financing, discussed above, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or (ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the Company's senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of March 31, 2003, $83.5 million was borrowed under the LIBOR option at weighted average interest rate of 5.2%. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

     As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio. Subsequent to March 31, 2002, the senior lenders waived compliance with the debt to EBITDA ratio related to March 31, 2002. However, the Company was not in compliance with its bank covenants as of June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 for the senior debt to EBITDA ratios. Also, the Company was not in compliance with its bank covenant for the current ratio as of December 31, 2002 and March 31, 2003. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. As a result of the covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been classified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified its subordinated debt as of March 31, 2003, aggregating $130.5 million, as a current liability.

9.   Going Concern:

     At the date of this report, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange and Merger. The defaults and cross defaults on the Company's debt result in all of the debt being due and payable. In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit. The Company's current financial condition and inability to effect the amendment to the Fortis Credit Agreement raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              INLAND RESOURCES INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

RESULTS OF OPERATIONS:

Three Month Periods Ended March 31, 2003 and 2002:

         Oil and Gas Sales. Crude oil and natural gas sales for the quarter ended March 31, 2003 increased $1,530,000, or 22% from the previous year. As shown in the table below, the variance was caused by higher crude oil and natural gas prices and natural gas liquids sales offset by lower crude oil, natural gas sales volumes and a lower non-cash gain from accumulated other comprehensive income. Crude oil sales as a percentage of total oil and gas sales were 84% and 82% in the first quarter of 2002 and 2002, respectively. Crude oil will continue to be the predominant product produced from the Field.

         The Company periodically enters into price protection agreements to hedge against volatility in crude oil prices. During 2001, the Company entered into all of its hedging contracts with Enron North America Corp. ("ENAC"). On December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The ENAC bankruptcy caused default on all of the Company's hedging contracts from November 2001 through September 30, 2003. As discussed in Note 6 to the consolidated financial statements, in 2001 the Company recorded a loss of $2.2 million to reflect ineffectiveness of the ENAC derivative contracts and deferred a corresponding amount in accumulated other comprehensive income. Of the $2.155 million deferred in accumulated other comprehensive income, $1.92 million was reclassified out of accumulated other comprehensive income by December 31, 2002, resulting in an increase in crude oil sales revenues. For the three months ended March 31, 2003 and 2002, $100,000 and $531,000, respectively were reclassified to crude sales and the remaining $131,000 deferred in accumulated other comprehensive income at March 31, 2003 will be reclassified to oil and gas sales revenue during the second and third quarters of 2003. Although hedging activities do not affect the Company's actual sales price for crude oil in the Field, the financial impact of hedging transactions is reported as an adjustment to oil and gas sales revenue in the period in which the related oil is sold. Excluding the effects of the ENAC derivatives discussed above, oil and gas sales revenues were decreased by $1.6 million during the three months ended March 31, 2003 to recognize hedging contract settlement losses. There were no hedging gains or losses during the three months ended March 31, 2002, other than the ENAC non-cash gain of $531,000. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

                                   Quarter Ended March 31, 2003            Quarter Ended March 31, 2002
                                 ----------------------------------      --------------------------------
                                   Net                                     Net
                                 Volume                     Sales        Volume                  Sales
                                (Bbls or     Average         (in        (Bbls or    Average       (in
                                  Mcfs)      Price          000's)        Mcfs)      Price       000's)
                                  ----       ------         -----         ----       -----       -----
Crude Oil Sales                  276,423    $  30.96       $ 8,542       291,061     $18.58     $ 5,407
Natural Gas Sales                428,735    $   3.08         1,319       555,540     $ 2.11       1,175
Natural Gas Liquids               11,044    $  25.89           286            -      $   -            -
Reclass of non-cash gains                                      100                                  531
  from Accumulated Other
  Comprehensive Income
Hedging Loss                                                (1,604)                                   -
                                                          --------                              -------
   Total                                                  $  8,643                              $ 7,113
                                                          ========                              =======

         Drilling net revenues. The Company owns a drilling rig, which drills wells on behalf of the Company and third party working interest owners. The $104,000 of net revenue reflects the net revenue for the three months ended March 31, 2003 for only the third party working interest owners. There was no net revenue for the
                                       13
three months ended March 31, 2002.

         Lease Operating Expenses. Lease operating expense for the quarter ended March 31, 2003 decreased $791,000 or 27% from the previous year 2002 first quarter. Lease operating expense per BOE decreased from $7.65 per BOE sold in the first quarter of 2002 to $6.16 in 2003. The decrease of $791,000 is due to the non recurring costs of placing on production wells previously shut in the first quarter of 2002, lower field labor costs due to increased drilling activity in the first quarter of 2003, and higher transportation fees associated with the liquids gas plant.

         Production Taxes. Production taxes as a percentage of sales were 1.2% and 1.6% during the first quarters of 2003 and 2002, respectively. Production tax expense consists of estimates of the Company's yearly effective tax rate for Utah state severance tax and production ad valorem tax. Changes in sales prices, tax rates, tax exemptions and the timing, location and results of drilling activities can all affect the Company's actual effective tax rate. (I believe 1.2% and 1.6% are correct please review Kate's wo rkpapers)

         Exploration. Exploration expense represents the Company's cost to retain unproved acreage including delay rentals.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization for the quarter ended March 31, 2003 increased $50,000 or 2.3%, from the previous year first quarter. The increase resulted from the asset retirement obligation accretion expense of $68,000 offset by decreased 2003 sales volumes and a lower average 2003 depletion rate. Depletion, which is based on the units-of-production method, comprises the majority of the total charge. The depletion rate is a function of capitalized costs and related underlying proved reserves in the periods presented. The Company's depletion rate was $5.57 per BOE sold during the first quarter of 2003 compared to $5.59 per BOE sold during the first quarter of 2002.

         General and Administrative, Net. General and administrative expense, net for the quarter ended March 31, 2003 increased $126,000 or 57% from the previous year first quarter. The increase in general and administrative expense, net for the quarter ended March 31, 2003 is due to the legal, accounting and other costs of $410,000 associated with proposed TCW and Smith Exchange. Gross general and administrative expenses were $2.533 million and $2.253 million during the first quarters of 2003 and 2002, respectively. General and Administrative expense is reported net of operator fees and reimbursements which were $2.19 million and $2.03 million during the first quarters of 2003 and 2002, respectively.

         Interest Expense. Interest expense for the quarter ended March 31, 2003 increased $224,000 or 5% from the previous year first quarter. The increase was the result of higher accrued interest on the subordinated debt for the first quarter of 2003 of $359,000 offset by lower interest on the senior bank debt of $145,000 from the previous year first quarter. Borrowings during the first quarter of 2003 and 2002 were recorded at effective interest rates of 8.8% and 9.1%, respectively.

         Interest and Other Income. Interest and other income primarily represents interest earned on cash balances.

         Income Taxes. During the first quarter of 2003 and 2002, no income tax provision or benefit was recognized due to net operating losses incurred and the establishment of a full valuation allowance.

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

         In conjunction with Pengo financing, discussed below, the Fortis Credit Agreement with the senior bank group was amended to change the maturity date to June 30, 2007 from April 1, 2002, or potentially earlier if the borrowing base is determined to be insufficient. Interest accrues under the Fortis Credit Agreement, at the Company's option, at either (i) 2% above the prime rate or
(ii) at various rates above the LIBOR rate. The LIBOR rates are determined by the Company's senior debt to EBITDA ratios. If the senior debt to EBITDA ratio is greater than 4.00 to 1.00, the rate is 3.25% above the LIBOR rate; if the senior debt to EBITDA ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00, the rate is 2.75% above the LIBOR rate; if the senior debt to EBITDA ratio is less than 3.00 to 1.00, the rate is 2.25% above the LIBOR rate. As of March 31, 2003, $83.5 million was borrowed under the LIBOR option at weighted average interest rate of 5.2%. The revolving termination date is June 30, 2004 at which time the loan converts into a term loan payable in 12 equal quarterly installments of principal, with accrued interest, beginning September 30, 2004. The Fortis Credit Agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity and hedging contracts without the prior consent of the lenders and requires the Company to maintain certain net worth, interest coverage and working capital ratios. The Fortis Credit Agreement is secured by a first lien on substantially all assets of the Company.

         As of March 31, 2002, the Company was not in compliance with the senior debt to EBITDA ratio. Subsequent to March 31, 2002, the senior lenders waived compliance with the debt to EBITDA ratio related to March 31, 2002. However, the Company was not in compliance with its bank covenants as of June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 for the senior debt to EBITDA ratios. Also, the Company was not in compliance with its bank covenant for the current ratio as of December 31, 2002 and March 31, 2003. Under the terms of the Fortis Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company was in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. As a result of the covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been classified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified its subordinated debt as of March 31, 2003, aggregating $130.5 million, as a current liability.

         An amendment of the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. However, the bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" and "Merger" (discussed below) except that the Company is able to use the $5 million letters of credit for commodity price hedging through June 30, 2003 days after the date of the amendment.

         On January 30, 2003, TCW agreed to exchange its subordinated note in the principal amount of $98,968,964, plus all accrued and unpaid interest for 22,053,000 shares of the Company's common stock and that number of shares of Series F Preferred Stock equal to 911,588 shares plus 338 shares for each day after November 30, 2002 through the closing date of the TCW and Smith Exchange. Smith has also agreed to exchange its Junior Subordinated Note in the principal amount of $5,000,000, plus all accrued and unpaid interest for that number of shares of Series F Preferred Stock equal to 68,854 shares plus 27 shares for each day after November 30, 2002 through the closing date of the TCW and Smith Exchange. The Company has authorized 1,100,000 shares of Series F Preferred Stock to consummate the TCW and Smith Exchange.

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

         TCW and two Smith Parties will form a new Delaware corporation to be known as Inland Resources Inc. ("Newco"). TCW will contribute to Newco all of TCW's holdings in the Company's common stock and Series F Preferred Stock in exchange for 92.5% of the common stock of Newco, and each of the Smith Parties will contribute to Newco all of their holdings in the Company's common stock and Series F Preferred Stock in exchange for an aggregate of 7.5% of the common stock of Newco. Newco will then own 99.7% of the Company's common stock and common stock equivalents.

         Upon the formation of Newco and closing of the TCW and Smith Exchange, the Board of Directors of Newco will meet to pass a resolution for Inland to merge with and into Newco, with Newco surviving as a Delaware corporation (the "Merger"). No action is required by the Company's shareholders or Board of Directors under the relevant provisions of Washington and Delaware law with respect to a merger of a subsidiary owned more than 90% by its parent corporation. Stockholders unaffiliated with Newco will receive cash equal to $1.00 per share as a result of the Merger.

         Stockholders of Inland will have the right to dissent from the Merger and have a court appraise the value of their shares. Stockholders electing to exercise their right of appraisal will not receive the $1.00 per share paid to all other public shareholders, but will instead receive the appraised value, which may be more or less than $1.00 per share. Details of the TCW and Smith Exchange and Merger will be set forth in a Transaction Statement to be mailed to each stockholders 20 days prior to the effective date which will occur when such statement clears the SEC review process.

          The Merger will result in Inland terminating its status as a reporting company under the Securities Exchange Act of 1934 and its stock ceasing to be traded on the over-the-counter bulletin board. Its successor, Newco, will instead be a private company owned by three stockholders. On February 3, 2003, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in order to complete the TCW and Smith Exchange and Merger. On May 5, 2003, the Company mailed the Transaction Statement for the merger to its stockholders. The transaction described herein will be closed and become effective on or about June 1, 2003.

SUBORDINATED UNSECURED DEBT TO SOLVATION INC.

          On August 2, 2001, the Company closed two subordinated debt transactions totaling $10 million in aggregate with Pengo. The first of the two debt transactions with Pengo was the issuance of a $5 million unsecured senior subordinated note to Pengo due July 1, 2007. The interest rate is 11% per annum compounded quarterly. The interest payment is payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. The Company is not required to make any principal payments prior to the July 1, 2007 maturity date. However, the Company is required to make payments of principal and interest in the same amounts as any principal payment or interest payments on the "TCW Subordinated Note" (described below). Prior to the July 1, 2007 maturity date, subject to the bank subordination agreement, the Company may prepay the senior subordinated note in whole or in part with no penalty. Since the subordinated debt has cross default provisions in their agreements, the Company has classified the subordinated debt as of March 31, 2003 as a current liability.

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

SUBORDINATED UNSECURED DEBT TO TCW

           In conjunction with the issuance of the two subordinated notes to Pengo, the Series D Preferred and Series E Preferred stock held by Inland Holdings LLC, a company controlled by TCW, were exchanged for an unsecured subordinated note due September 30, 2009 and $2 million in cash from the Company. The note amount of $98,968,964 represented the face value plus accrued dividends of the Series D Preferred stock as of August 2, 2001. The interest rate is 11% per annum compounded quarterly. Interest shall be payable in arrears in cash subject to the approval from the senior bank group and accumulates if not paid in cash. Interest payments will be made quarterly, commencing on the earlier of September 30, 2005 or the end of the first calendar quarter after the senior bank debt has been reduced to $40 million or less, subject to both bank and senior subordination agreements. Beginning the earlier of two years prior to the maturity date or the first December 30 after the repayment in full of the senior bank debt, subject to both bank and senior subordination agreements, the Company will make equal annual principal payments of one third of the aggregate principal amount of the TCW Subordinated Note. Any unpaid principal or interest amounts are due in full on the September 30, 2009 maturity date. Prior to the September 30, 2009 maturity date, subject to both bank and senior subordination agreements, the Company may prepay the TCW Subordinated Note in whole or in part with no penalty. Since the subordinated debt has cross default provisions in their agreements, the Company has classified the subordinated debt as of March 31, 2003 as a current liability.

CASH FLOW AND CAPITAL PROJECTS

         During the 2003 first quarter, the Company generated $5.6 million from operations, which it used along with cash of $119,000 to fund the continued development of the Field of $5.5 million and to make $193,000 of debt payments. Field development expenditures of $5.5 million in the first quarter of 2003 consisted of the completion of 2 net wells drilled in 2002, the drilling of 10 net wells, recompletion of existing 12 net wells and the continued extension of the Company's gas gathering and water delivery infrastructures.

         The Company's capital budget for development of the Field in year 2003 is $20 million net to the Company. The Company plans to drill 50 to 55 wells and convert 30 wells to water injection. Although there can be no assurance, the Company believes that cash on hand along with future cash to be generated from operations will be sufficient to implement its development plans and service debt for the next year. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices available, operating cash flows and development results, among other items.

GOING CONCERN

         At the date of this report, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange. The defaults and cross defaults on the Company's debt essentially result in all of the debt potentially due and payable. In addition to the defaults under its debt agreements, the Company has suffered losses from operations and has a net capital deficit. The Company's current financial condition and inability to effect the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION AND CHANGES IN PRICES

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to borrow from traditional lending sources and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 2003 or 2002.

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

                              INLAND RESOURCES INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk:

         INTEREST RATE RISK. Inland is exposed to some market risk due to the floating interest rate under the Fortis Credit Agreement. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All borrowings under the Fortis Credit Agreement are due and payable in 12 equal quarterly installments of principal with accrued interest, beginning September 30, 2004. As of March 31, 2003, the Fortis Credit Agreement had a principal balance of $83.5 million locked in at various interest rates as described below:

Principal Amount                  Period Locked In               Interest Rate
----------------                  ----------------               -------------
$ 83 million               January 1, 2003 - May 19, 2003            5.20%
$  500,000                 January 1, 2003 - May 19, 2003            5.22%

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

         As discussed in note 6 to the consolidated financial statements, on December 2, 2001, ENAC filed for Chapter 11 bankruptcy. The bankruptcy caused ENAC to default on all of the Company's hedging contracts from November 2001 through September 30, 2003. The Company recorded a loss of $2.2 million to reflect ineffectiveness of the derivative contracts and deferred a corresponding amount in accumulated other comprehensive income. The amount deferred in accumulated other comprehensive income will be reclassified to earnings based on the originally scheduled delivery period. An amount reclassified to earnings through December 31, 2002 was $1.9 million. Amounts expected to be reclassified to earnings in 2003 are $231,000 of which $100,000 was reclassified to earnings in the three months ended March 31, 2003.

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

         Shell has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the hedging positions and a "credit margin". On February 27,

2003 Shell increased the Company's credit margin from $500,000 to $1,500,000. On March 18, 2003, Fortis Capital Corp. issued a letter of credit totaling $3 million (in replacement of a previously issued $1.4 million letter of credit) to cover any deficiencies between the $1,500,000 credit margin and the mid market estimate from Shell. On May 8, 2003, Shell released the $3 million letter of credit since the mid market estimate on the swap positions were below the $1.5 million credit margin.

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

         Big West has the right to require the Company to post collateral for the difference between the mid market estimate of the cost of liquidating and terminating the above mentioned hedging position and $1,000,000. There are no current requirements from Big West to issue collateral on the above-mentioned Big West swap positions.

       The potential gains or (losses) on the Company's open derivative positions based on a hypothetical average market price of equivalent product for this period is as follows (in thousands except for NYMEX prices):

                         ----------------------------------------------------------------------------------
                                        Average NYMEX Per Barrel Market Price for the Contract Period
                         ----------------------------------------------------------------------------------
                         $  20.00   $    24.00      $   28.00    $ 30.00    $ 34.00   $  38.00    $   40.00
-----------------------------------------------------------------------------------------------------------
All Contracts - April
through December 2003    $  2,755   $      595      $  (1,565)   $(2,645)   $(4,805)  $ (6,965)   $  (8,045)
All Contracts - 2004     $  4,532   $      692      $  (3,148)   $(5,068)   $(8,908)  $(12,748)   $ (14,668)
-----------------------------------------------------------------------------------------------------------

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

(c) The Company is not required to disclose the information required by this Item.

                           PART II. OTHER INFORMATION

                              INLAND RESOURCES INC.

Items 1, 2, 4 and 5 are omitted from this report as inapplicable.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2003, the Company was not in compliance with the senior debt to EBITDA ratio, which was 4.47 to 1.00 rather than the required 3.75 to 1.00. Also, the Company was not in compliance with its bank covenant for the current ratio as of March 31, 2003, which was .87 to 1.00 rather than the required 1.00 to 1.00. The senior lenders have not waived compliance with the debt to EBITDA or current ratios. Under the terms of the Credit Agreement, no notice or period of time to cure the default is required, and therefore the Company is in default. As a result of the noncompliance with such covenant, the Senior Lenders have the ability to call the amount payable immediately. In addition to the above events of non-compliance, the Company was not in compliance with its bank covenants as of June 30, 2002, September 30, 2002, and December 31, 2002 for the senior debt to EBITDA ratios. Also, the Company was not in compliance with its bank covenant for the current ratio as of December 31, 2002. As a result of the prior and subsequent covenant violations, the entire amount payable to the Senior Lenders of $83.5 million has been classified as a current liability. Also, since the subordinated debt has cross default provisions in their agreements, the Company has reclassified the aggregated subordinated debt balance of $130.5 million as a current liability.

An amendment to the Fortis Credit Agreement dated February 3, 2003 was executed to provide for (1) extension of the Company's borrowing base of $83.5 million through July 31, 2003, (2) a commitment of $5 million for letters of credit to support commodity price hedging and other obligations to be secured by letters of credit, (3) modification of the maturity date of the revolving facility to be paid in installments between 2004 and 2008 if the Company obtains $15 million of capital in the form of equity, debt or contributed property by December 31, 2003 and modification of certain financial covenants such that the Company expects to be in compliance throughout 2003. The Company agreed to hedge 50% of its net oil and gas production through December 31, 2004 by June 30, 2003. Also, by December 31, 2003 and by each December 31 thereafter during the term of the credit agreement, the Company agreed to hedge 50% of the oil and gas production for the following twelve months. The bank amendment does not become effective until the actual closing of the "TCW and Smith Exchange" except that the Company is able to use the $5 million letters of credit for commodity price hedging through June 20, 2003 after the date of the amendment.

At the date of this report, however, the Company is unable to complete the amendment to the Fortis Credit Agreement because it is contingent upon the closing of the TCW and Smith Exchange and Merger. The Company's inability to effect the amendment to the Fortis Credit Agreement would raise substantial doubt about the Company's ability to continue as a going concern. The Fortis Credit Agreement has been amended on five previous occasions; however, there can be no absolute assurance that the February 3, 2003 amendment will go into effect and that the Senior Lenders will not assert their rights to foreclose on their collateral. Foreclosure by the Senior Lenders on their collateral would have a material adverse effect on the Company's financial position and results of operations. Should the Senior Lenders attempt to foreclose, the Company would immediately seek alternative financing, the potential sale of a portion or all of its oil and gas properties, or bankruptcy protection. Although there can be no assurance that alternative financing or the potential sale of a portion or all of its oil and gas properties would be successful.

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

4.1               Third Amended and Restated Credit Agreement dated November 30,
                  2001, between Inland Production Company (as borrower), Inland
                  Resources Inc. (as guarantor) and Fortis Capital Corp. (as agent).

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

21.1              Subsidiaries of Inland.

*99.1             Certification of Chief Executive Officer pursuant to section
                  1350 as adopted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.

*99.2             Certification of Chief Financial Officer pursuant to section
                  1350 as adopted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.

All above Exhibits have been previously filed.

(b)      Reports on Form 8-K:

         A Form 8K was filed February 3, 2003 disclosing in Item 5 the Stock Exchange Agreement with affiliates of the Trust Company of the West and Smith Management LLC to effect the restructuring discussed in item 1, note 7 to the financial statements.

*   Filed herewith.

                              INLAND RESOURCES INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INLAND RESOURCES INC.
                                   (Registrant)

Date:  May 13, 2003                By: /s/  Marc MacAluso
                                       -------------------
                                       Marc MacAluso
                                       Chief Executive Officer and
                                       Chief Operating Officer

Date:  May 13, 2003                By: /s/  Bill I. Pennington
                                       ------------------------
                                       Bill I. Pennington
                                       President and Chief Financial Officer
                                       (Principal Accounting Officer)

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 13, 2003                   /s/ MarcMacAluso
                                          --------------------------------------
                                          Marc MacAluso, Chief Executive Officer

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                   /s/ Bill I. Pennington
                                     -------------------------------------------
                                     Bill I. Pennington, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT No.                           DESCRIPTION
---------                             -----------
*99.1             Certification of Chief Executive Officer pursuant to section
                  1350 as adopted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.

*99.2             Certification of Chief Financial Officer pursuant to section
                  1350 as adopted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.